Form 10-Q
period 2021-03-31
HILLS BANCORPORATION
filed 2021-05-07
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		April 30, 2021

Common Stock	No par value	9,310,687

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$819,436	$574,310
Investment securities available for sale at fair value (amortized cost March 31, 2021 $425,713; December 31, 2020 $396,670)	433,713	408,372
Stock of Federal Home Loan Bank	8,747	8,172
Loans held for sale	19,574	43,947
Loans, net of allowance for credit losses March 31, 2021 $36,620; net of allowance for loan losses December 31, 2020 $37,070	2,644,575	2,674,012
Property and equipment, net	35,265	35,878
Tax credit real estate investment	11,284	7,273
Accrued interest receivable	12,534	12,177
Deferred income taxes, net	7,916	6,088
Goodwill	2,500	2,500
Other assets	7,728	7,882
Total Assets	$4,003,272	$3,780,611

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$571,725	$532,190
Interest-bearing deposits	2,839,605	2,660,378
Total deposits	$3,411,330	$3,192,568
Federal Home Loan Bank borrowings	105,000	105,000
Accrued interest payable	1,492	1,733
Allowance for credit losses on off-balance sheet credit exposures	4,340	—
Other liabilities	19,726	17,905
Total Liabilities	$3,541,888	$3,317,206

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$48,134	$47,329

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued March 31, 2021 10,331,960 shares; December 31, 2020 10,330,242 shares	$—	$—
Paid in capital	60,611	60,233
Retained earnings	441,504	439,831
Accumulated other comprehensive income	6,004	8,782
Treasury stock at cost (March 31, 2021 1,019,442 shares; December 31, 2020 999,247 shares)	(46,735)	(45,441)
Total Stockholders' Equity	$461,384	$463,405
Less maximum cash obligation related to ESOP shares	48,134	47,329
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$413,250	$416,076
Total Liabilities & Stockholders' Equity	$4,003,272	$3,780,611

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2021	2020
Interest income:
Loans, including fees	$29,200	$29,893
Investment securities:
Taxable	818	884
Nontaxable	945	1,037
Federal funds sold	164	638
Total interest income	$31,127	$32,452
Interest expense:
Deposits	$4,153	$6,492
FHLB borrowings	741	1,370
Total interest expense	$4,894	$7,862
Net interest income	$26,233	$24,590
Provision for credit losses (2021); Provision for loan losses (2020)	(2,984)	4,649
Net interest income after credit loss expense and provision for loan losses	$29,217	$19,941
Noninterest income:
Net gain on sale of loans	$3,003	$658
Trust fees	3,013	2,570
Service charges and fees	2,540	2,529
Other noninterest income	482	400
Gain on sale of investment securities	—	10
	$9,038	$6,167

Noninterest expenses:
Salaries and employee benefits	$10,564	$9,584
Occupancy	1,138	1,152
Furniture and equipment	1,983	1,781
Office supplies and postage	454	503
Advertising and business development	535	759
Outside services	3,188	2,685
FDIC insurance assessment	258	180
Other noninterest expense	579	583
	$18,699	$17,227
Income before income taxes	$19,556	$8,881
Income taxes	4,359	1,806
Net income	$15,197	$7,075

Earnings per share:
Basic	$1.63	$0.75
Diluted	$1.63	$0.75

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$15,197	$7,075

Other comprehensive (loss)
Securities:
Net change in unrealized (loss) income on securities available for sale	$(3,702)	$564
Reclassification adjustment for net gains realized in net income	—	(10)
Income taxes	924	(139)
Other comprehensive (loss) income on securities available for sale	$(2,778)	$415
Derivatives used in cash flow hedging relationships:
Net change in unrealized loss on derivatives	$—	$(1,098)
Income taxes	—	274
Other comprehensive loss on cash flow hedges	$—	$(824)

Other comprehensive loss, net of tax	$(2,778)	$(409)

Comprehensive income	$12,419	$6,666

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended March 31, 2021 and 2020
	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2019	$55,943	$409,509	$1,415	$(39,830)	$(51,826)	$375,211
Issuance of 91,274 shares of common stock	3,504	—	—	2,429	—	5,933
Issuance of 1,712 shares of common stock under the employee stock purchase plan	101	—	—	—	—	101
Unearned restricted stock compensation	202	—	—	—	—	202
Forfeiture of 443 shares of common stock	(23)					(23)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	1,577	1,577
Net income	—	7,075	—	—	—	7,075
Cash dividends ($0.89 per share)	—	(8,324)	—	—	—	(8,324)
Purchase of 68,881 shares of common stock	—	—	—	(4,538)	—	(4,538)
Other comprehensive loss	—	—	(409)	—	—	(409)
Balance, March 31, 2020	$59,733	$408,260	$1,006	$(41,939)	$(50,249)	$376,811

Balance, December 31, 2020	$60,233	$439,831	$8,782	$(45,441)	$(47,329)	$416,076
Cumulative change in accounting principle (Note 1)	—	(4,751)	—	—	—	$(4,751)
Balance, January 1, 2021 (as adjusted for change in accounting principle)	60,233	435,080	8,782	(45,441)	(47,329)	$411,325
Issuance of 657 shares of common stock	24	—	—	17	—	41
Issuance of 2,018 shares of common stock under the employee stock purchase plan	114	—	—	—	—	114
Unearned restricted stock compensation	251	—	—	—	—	251
Forfeiture of 300 shares of common stock	(17)	—	—	—	—	(17)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	(805)	(805)
Net income	—	15,197	—	—	—	15,197
Cash dividends ($0.94 per share)	—	(8,773)	—	—	—	(8,773)
Purchase of 20,852 shares of common stock	—	—	—	(1,311)	—	(1,311)
Other comprehensive income	—	—	(2,778)	—	—	(2,778)
Balance, March 31, 2021	$60,611	$441,504	$6,004	$(46,735)	$(48,134)	$413,250
 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities
Net income	$15,197	$7,075
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	808	874
Provision for credit losses (2021) and loan losses (2020)	(2,984)	4,649
Net gain on sale of investment securities available for sale	—	(10)
Forfeiture of common stock	(17)	(23)
Share-based compensation	6	6
Compensation expensed through issuance of common stock	41	89
Provision for deferred income taxes	676	(938)
Net gain on sale of other real estate owned and other repossessed assets	(7)	—
Increase in accrued interest receivable	(357)	(1,249)
Amortization of premium on investment securities, net	264	157
Decrease in other assets	3	2,649
Amortization of operating lease right-of-use assets	106	95
Increase (decrease) in accrued interest payable and other liabilities	2,587	(5,918)
Loans originated for sale	(128,289)	(55,609)
Proceeds on sales of loans	155,665	53,075
Net gain on sales of loans	(3,003)	(658)
Net cash and cash equivalents provided by operating activities	$40,696	$4,264

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$15,256	$9,076
Proceeds from sales of investment securities available for sale	—	313
Purchases of investment securities available for sale	(45,139)	(25,827)
Loans made to customers, net of collections	29,675	(24,771)
Proceeds on sale of other real estate owned and other repossessed assets	52	—
Purchases of property and equipment	(195)	(495)
Investment in tax credit real estate	(4,183)	—
Net changes from tax credit real estate investment	172	335
Net cash and cash equivalents used in investing activities	$(4,362)	$(41,369)

Cash Flows from Financing Activities
Net increase in deposits	$218,762	$70,350
Issuance of common stock, net of costs	—	5,844
Purchase of treasury stock	(1,311)	(4,538)
Proceeds from the issuance of common stock through the employee stock purchase plan	114	101
Dividends paid	(8,773)	(8,324)
Net cash and cash equivalents provided by financing activities	$208,792	$63,433

(Continued)

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Three Months Ended March 31,
	March 31, 2021	March 31, 2020
Increase in cash and cash equivalents	$245,126	$26,328
Cash and cash equivalents:
Beginning of period	574,310	241,965
End of period	$819,436	$268,293

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$4,394	$6,614
Interest paid on other obligations	741	1,370

Noncash activities:
Increase/(decrease) in maximum cash obligation related to ESOP shares	$805	$(1,577)

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

Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2020 filed with the Securities Exchange Commission on March 5, 2021.  The consolidated balance sheet as of December 31, 2020, has been derived from the audited consolidated financial statements for that period.

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

Certain Significant Estimates:

The allowance for credit losses and loan losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at March 31, 2021 may change in the near-term and the effect could be material to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of March 31, 2021, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of March 31, 2021.

Tax Credit Real Estate:

Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of March 31, 2021. The Bank has a 99% or greater limited partnership interest in each limited partnership. The investment in each was completed after the projects had been developed by the general partner. The Company evaluates the recoverability of the carrying value on a regular basis. If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

In 2016, the Company adopted ASU 2015-02 and the investments in tax credit real estate are recorded for all years presented using the equity method of accounting, with the exception of the investment in the affordable housing project described below. The operations of the properties are not expected to contribute significantly to the Company’s income before income taxes. However, the properties do contribute in the form of income tax credits, which lowers the Company’s effective tax rate. Once established, the credits on each property last for ten years and are passed through from the limited partnerships to the Bank and reduces the consolidated federal tax liability of the Company.

In February 2019, the Company entered into a Letter of Intent to invest in Del Ray Ridge LP, as limited partner, which will own and operate an affordable housing property in Iowa City, Iowa. The Company provided construction financing for the project and contributed capital of $4.18 million in February 2021. The Company accounts for the investment in this tax credit real estate using the proportional amortization method as provided for under Accounting Standards Codification (ASC) 323-740. The investment qualifies for the proportional amortization method as it meets all of the criteria under ASC 323-740-25-1. Substantially all of the projected benefits are from tax credits and other tax benefits due to the minimum buyout clause included in the partnership agreement.

Adoption of New Financial Accounting Standard Codification 326 (ASC 326 (CECL)):

On January 1, 2021, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the recognition of the allowance for credit losses be estimated using the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet (OBS) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and OBS credit exposures. Results for reporting periods beginning January 1, 2021 are presented under ASC 326 while prior period

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $4.75 million as of January 1, 2021 for the cumulative effect of adopting ASC 326, which includes deferred taxes of $1.58 million. The transition adjustment includes a $2.75 million increase to the Allowance for Credit Losses and the recording of a $3.58 million Allowance for Credit Losses on OBS Credit Exposures.

The following table illustrates the impact of ASC 326 (amounts in thousands).

	January 1, 2021
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Loans
Allowance for credit losses on loans	$39,816	$37,070	$2,746

Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	$3,584	$—	$3,584

Available-For-Sale Debt Securities and the Allowance For Credit Losses On Available-For-Sale Debt Securities: Debt securities that we might not hold until maturity are classified as available for sale ("AFS") and are reported at the fair value in the balance sheet. Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income ("OCI"). Purchase premiums and discounts are recognized in interest income using the effective interest method over the life of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For AFS debt securities, a decline in fair value due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes.

Impairment may result from credit deterioration of the issuer or collateral underlying the security. In performing an assessment of whether any decline in fair value is due to a credit loss, all relevant information is considered at the individual security level. For asset-backed securities performance indicators considered related to the underlying assets include default rates, delinquency rates, percentage of nonperforming assets, debt-to-collateral ratios, third-party guarantees, current levels of subordination, vintage, geographic concentration, analyst reports and forecasts, credit ratings and other market data. In assessing whether a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis.

If we intend to sell a debt security or more likely than not we will be required to sell the security before recovery of its amortized cost basis, the debt security is written down to its fair value and the write down is charged against the allowance for credit losses with any incremental impairment reported in earnings.

Accrued interest receivable on AFS debt securities totaled $2.07 million at March 31, 2021 and is excluded from the estimate of credit losses.

Allowance for Credit Losses on Tax Credit Real Estate Investments: On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if an allowance for credit losses is necessary. The

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
allowance for credit losses is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, the allowance for credit losses would be established with a charge to credit loss expense. There were no indications of impairment based on management's evaluation and therefore no allowance for credit losses was determined necessary as of March 31, 2021.

Loans Held for Sale: Loans held for sale are stated at the lower of aggregate cost or estimated fair value. Loans are sold on a non-recourse basis with servicing released and gains and losses are recognized based on the difference between sales proceeds and the carrying value of the loan. The Company has had very few experiences of repurchasing loans previously sold into the secondary market. A specific reserve was not considered necessary based on the Company’s historical experience with repurchase activity.

Loans Held For Investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $10.46 million at March 31, 2021 and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed against interest income. Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected. A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due. Payment received on nonaccrual loans are applied first to principal. Once principal is recovered, any remaining payments received are applied to interest income.

A loan is accounted for and reported as a troubled debt restructuring ("TDR") when, for economic or legal reasons, we grant a concession to a borrower experiencing financial difficulty that we would not otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses to the Company. A restructuring that results in only an insignificant delay in payment is not considered a concession. A delay may be considered insignificant if the payments subject to the delay are insignificant relative to the unpaid principal or collateral value and the contractual amount due, or the delay in timing of the restructured payment period is insignificant relative to the frequency of payments, the debt's original contractual maturity or original expected duration.

TDRs that are performing and on accrual status as of the date of the modification remain on accrual status. TDRs that are nonperforming as of the date of modification generally remain as nonaccrual until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period, normally at least six months. TDRs with temporary below-market concessions remain designated as a TDR regardless of the accrual or performance status until the loan is paid off. However, if the TDR loan has been modified in a subsequent restructure with market terms and the borrower is not currently experiencing financial difficulty, then the loan may be de-designated as a TDR. Management evaluates loans where there is a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower for purposes of estimating the allowance for credit losses.

Section 4013 of the Coronavirus Aid, Relief and Economic Security (CARES) Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. In March 2020, various regulatory agencies, including the FRB and the FDIC, issued an interagency statement, effective immediately, on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The agencies confirmed with the staff of the FASB that short-term

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 5 for further discussion.

Allowance for Credit Losses For Loans Held For Investment: Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company's existing loans held for investment portfolio. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability on the balance sheet. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments which consist of agricultural, 1 to 4 family first and junior liens, commercial, and consumer lending. These segments are further disaggregated into loan classes, the level at which credit risk is monitored. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. The key components in this estimation process include the following:
•An initial forecast period of one year for all portfolio segments and OBS credit exposures. This period reflects management's expectation of losses based on forward-looking economic scenarios over that time.
•A historical loss forecast period covering the remaining contractual life, adjusted for prepayments, by portfolio segment based on the change in key historical economic variables.
•A reversion period of up to 3 years connecting the initial loss forecast to the historical loss forecast based on economic conditions at the measurement date.
•We primarily utilize the discounted cash flow (DCF) method to estimate credit losses by portfolio segment. The DCF methods obtain estimated life-time credit losses using the conceptual components described above. The exceptions being for the credit card and overdraft portfolios which will utilize a remaining life methodology to estimate credit losses.

Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.

Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimation of expected credit losses. The following provides the credit quality indicators and risk elements that are most relevant and most carefully considered and monitored for each loan portfolio segment.

Agricultural - Agricultural operating loans include loans made to finance agricultural production and other loans to farmers and farming operations. Agricultural loans also include mortgage loans secured by farmland. Agricultural operating loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural operating loans is dependent upon the profitable operation or management of the agricultural entity. Agricultural operating loans generally have a term of one year and may have a fixed or variable rate.

Mortgage loans secured by farmland are made to individuals and businesses within the Company's trade area. The primary source of repayment is the cash flow generated by the collateral underlying the loan. The secondary repayment source would be the liquidation of the collateral. Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less. Generally, interest rates are fixed for mortgage loans secured by farmland. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the national real gross domestic product (GDP).

1 to 4 Family First and Junior Liens - The 1 to 4 family first and junior liens portfolio segment is comprised of the single family and home equity loan classes, which are underwritten after evaluating a borrower's capacity to repay, credit, and

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
collateral. Several factors are considered when assessing a borrower's capacity, including the borrower's employment, income, current debt, assets, and level of equity in the property. Credit refers to how well a borrower manages their current and prior debts as documented by a credit report that provides credit scores and the borrower's current and past information about their credit history. Collateral refers to the type and use of property, occupancy, and market value. Property appraisals are obtained to assist in evaluating collateral. Loan-to-property value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices and demand and levels of unemployment. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the all-transactions house price index for Iowa.

Commercial - The commercial loan portfolio segment is comprised of the commercial real estate, multifamily residential, construction/land development and commercial and financial loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower's and associated guarantors or other related party's financial position. These other factors include assessing liquidity, the level and composition of net worth, leverage, considering all other lender amounts and position, an analysis of cash expected to flow through the obligors including the outflow to other lenders, vacancies and prior experience with the borrower. This information is used to assess adequate financial capacity, profitability, and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity, and availability of long-term financing. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate, the all-transactions house price index for Iowa, the national and Iowa real GDPs and the commercial real estate price index (for commercial real estate).

Consumer Lending - The Bank offers consumer loans including personal loans and automobile loans. These consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than real estate-related loans. Consumer loans collections are dependent on the borrower's continuing financial stability and are more likely to be affected by adverse personal circumstances. Collateral for these loans generally includes automobiles, boats, recreational vehicles and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to recover and may fluctuate in value based on condition. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the Iowa real GDP.

Determining the Contractual Term: Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Credit Loss Measurement: The allowance level is influenced by loan volumes, loan credit quality indicator migration or delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans; and second, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics.

For a loan that does not share risk characteristics with other loans, expected credit loss is measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, we recognize expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge- offs and deferred loan fees and costs), except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.

The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market,

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. All appraised values are adjusted for market-related trends based on the Company's experience in sales and other appraisals of similar property types as well as estimated selling costs. Each quarter management reviews all collateral-dependent loans on a loan-by-loan basis to determine whether updated appraisals are necessary based on loan performance, collateral type and guarantor support. At times, the Company measures the fair value of collateral-dependent loans using appraisals with dates prior to one year from the date of review. These appraisals are discounted by applying current, observable market data about similar property types such as sales contracts, estimations of value by individuals familiar with the market, other appraisals, sales or collateral assessments based on current market activity until updated appraisals are obtained. Depending on the length of time since an appraisal was performed, the data provided through reviews and estimated selling costs, collateral values are typically discounted by 0-35%. The use of an appraisal that exceeds twelve months needs approval by the credit underwriting department. Third-party appraisals are obtained from a pre-approved list of independent, third-party, local appraisal firms maintained by the credit underwriting department. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. Generally, appraisals are internally reviewed by the credit underwriting department to ensure the quality of the appraisal and the expertise and independence of the appraiser. Once the expected credit loss amount is determined an allowance is provided for equal to the calculated expected credit loss and included in the allowance for credit losses. If the calculated expected credit loss is determined to be permanent or not recoverable, the amount of expected credit loss will be charged off. Factors considered by management in determining if the expected credit loss is permanent or not recoverable include whether management judges the loan to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames, or the loss becomes evident owing to the borrower's lack of assets or, for single family loans, the loan is 90 days or more past due unless both well-secured and in the process of collection.

In estimating the component of the allowance for credit losses for loans that share similar risk characteristics with other loans, such loans are segregated into loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration. In determining the allowance for credit losses, we derive an estimated credit loss assumption from a model that categorizes loan pools based on loan type and purpose. This model calculates an expected loss percentage for each loan class by considering the probability of default, using life-of-loan analysis periods for all loan segments, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan class. The default and severity factors used to calculate the allowance for credit losses for loans that share similar risk characteristics with other loans are adjusted for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio related to: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified or graded loans and the volume of nonaccrual loans; (6) the quality of our loan review system and (7) the value of underlying collateral for collateralized loans. Additional factors include the existence and effect of any concentrations of credit, and changes in the level of such concentrations and the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Such factors are used to adjust the historical probabilities of default and severity of loss so that they reflect management expectation of future conditions based on a reasonable and supportable forecast. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the bank reduces, on a straight-line basis over the remaining life of the loans, the adjustments so that model reverts back to the historical rates of default and severity of loss.

Credit card receivables do not have stated maturities. In determining the estimated life of a credit card receivable, management first estimates the future cash flows expected to be received and then applies those expected future cash flows to the credit card balance. Expected credit losses for credit cards are determined through use of the remaining life method. The remaining life method utilizes average annual charge-off rates and remaining life to estimate the allowance for credit losses. This is done by estimating the amount and timing of principal payments expected to be received as payment for the balance outstanding as of the reporting period and applying those principal payments against the balance outstanding as of the reporting period along with the average annual charge-off rate until the expected payments have been fully allocated.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures, Including Unfunded Loan Commitments: The Company maintains a separate allowance for credit losses from off-balance-sheet credit exposures, including unfunded loan commitments, which is disclosed on the balance sheet. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the allowance for loan loss methodology to the results of the usage calculation to estimate

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
the liability for credit losses related to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancelable by the Company, such as credit card receivables, or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. The allowance for credit losses on OBS credit exposures is adjusted as a provision for credit loss expense. Categories of OBS credit exposures correspond to the loan portfolio segments described previously.

Effect of New Financial Accounting Standards:

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, for all entities. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 by the Company on January 1, 2020 did not have a material impact on the financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing specific exceptions included in Topic 740, introducing other simplifications and making technical corrections. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The adoption of ASU 2018-15 by the Company on January 1, 2021 did not have a material impact on the financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs. The amendments in this Update clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. For each reporting period, to the extent that the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess (that is, the premium) shall be amortized to the next call date, unless the guidance in paragraph 310-20-35-26 is applied to consider estimated prepayments. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. The adoption of the ASU by the Company on January 1, 2021 did not have a material impact on the financial statements.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which consists of two sections. The first applicable section contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate disclosure section and provide the option to give certain information either on the face of the financial statements or in the notes to the financial statements. The second section contains Codification improvements that vary in nature. The amendments in this Update do not change GAAP and, therefore, are not expected to result in a significant change in practice. For public business entities, these amendments are effective for annual periods beginning after December 15, 2020. The adoption of the ASU by the Company on January 1, 2021 did not have a material impact on the financial statements.

Note 2.Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding.  ESOP shares are considered outstanding for this calculation unless unearned.

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended March 31,
	March 31, 2021	March 31, 2020
Common shares outstanding at the beginning of the period	9,330,995	9,351,694
Weighted average number of net shares (redeemed) issued	(7,222)	46,232
Weighted average shares outstanding (basic)	9,323,773	9,397,926
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	3,480	3,754
Weighted average number of shares (diluted)	9,327,253	9,401,680
Net income (In thousands)	$15,197	$7,075
Earnings per share:
Basic	$1.63	$0.75
Diluted	$1.63	$0.75

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3.Accumulated Other Comprehensive Income

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(amounts in thousands)
Net unrealized gain on available-for-sale securities	$8,000	$11,702
Tax effect	$(1,996)	$(2,920)
Net-of-tax amount	$6,004	$8,782

Note 4.Securities

The carrying values of investment securities at March 31, 2021 and December 31, 2020 are summarized in the following table (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$167,719	38.67%	$148,646	36.40%
Other securities (FHLB, FHLMC and FNMA)	37,422	8.63	35,160	8.61
State and political subdivisions	228,572	52.70	224,566	54.99
Total securities available for sale	$433,713	100.00%	$408,372	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of March 31, 2021 and December 31, 2020, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. There were no trading or held to maturity securities as of March 31, 2021 or December 31, 2020. The carrying amount of available-for-sale securities, fair values and allowance for credit losses were as follows as of March 31, 2021 and December 31, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
March 31, 2021
U.S. Treasury	$163,616	$4,392	$(289)	$—	$167,719
Other securities (FHLB, FHLMC and FNMA)	37,926	3	(507)	—	37,422
State and political subdivisions	224,171	5,161	(760)	—	228,572
Total	$425,713	$9,556	$(1,556)	$—	$433,713
December 31, 2020:
U.S. Treasury	$143,467	$5,179	$—	$—	$148,646
Other securities (FHLB, FHLMC and FNMA)	35,195	35	(70)	—	35,160
State and political subdivisions	218,008	6,674	(116)	—	224,566
Total	$396,670	$11,888	$(186)	$—	$408,372

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at March 31, 2021, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$64,447	$64,709
Due after one year through five years	248,112	252,817
Due after five years through ten years	84,990	88,381
Due over ten years	28,164	27,806
Total	$425,713	$433,713

As of March 31, 2021 investment securities with a carrying value of $10.17 million were pledged to collateralize other borrowings. As of March 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

There were no available-for-sale securities for the three months ended March 31, 2021. Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows for the three months ended March 31, 2020 (in thousands):

March 31, 2020
Sales proceeds	$313
Gross realized gains	10
Gross realized losses	—

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020 (in thousands):

	Less than 12 months				12 months or more				Total
March 31, 2021 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	16	$40,770	$(289)	0.71%	—	$—	$—	—%	16	$40,770	$(289)	0.71%

Other securities (FHLB, FHLMC and FNMA)	14	34,919	(507)	1.45	—	—	—	—	14	34,919	(507)	1.45

State and political subdivisions	132	57,326	(754)	1.32	4	364	(6)	1.65	136	57,690	(760)	1.32

Total temporarily impaired securities	162	$133,015	$(1,550)	1.17%	4	$364	$(6)	1.65%	166	$133,379	$(1,556)	1.17%

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Less than 12 months				12 months or more				Total
December 31, 2020 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	—	$—	$—	—%	—	$—	$—	—%	—	$—	$—	—%

Other securities (FHLB, FHLMC and FNMA)	8	20,019	(70)	0.35	—	—	—	—	8	20,019	(70)	0.35

State and political subdivisions	35	14,168	(110)	0.78	4	370	(6)	1.62	39	14,538	(116)	0.80

Total temporarily impaired securities	43	$34,187	$(180)	0.53%	4	$370	$(6)	1.62%	47	$34,557	$(186)	0.54%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of March 31, 2021. The fair value is expected to recover as the securities approach maturity. The U.S. Treasury and other securities are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectibility or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors and total unrealized losses being insignificant as of March 31, 2021, management has determined that no allowance for credit losses is necessary for the securities portfolio as of March 31, 2021.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5.Loans

Classes of loans are as follows:

	March 31, 2021	December 31, 2020
	(Amounts In Thousands)
Agricultural	$96,042	$94,842
Commercial and financial	281,337	286,242
Real estate:
Construction, 1 to 4 family residential	73,162	71,117
Construction, land development and commercial	110,850	111,913
Mortgage, farmland	246,665	247,142
Mortgage, 1 to 4 family first liens	876,585	892,089
Mortgage, 1 to 4 family junior liens	119,794	127,833
Mortgage, multi-family	376,867	374,014
Mortgage, commercial	413,964	417,139
Loans to individuals	30,070	31,325
Obligations of state and political subdivisions	54,788	56,488
	$2,680,124	$2,710,144
Net unamortized fees and costs	1,071	938
	$2,681,195	$2,711,082
Less allowance for credit losses (2021) and loan losses (2020)	36,620	37,070
	$2,644,575	$2,674,012

As of March 31, 2021 and December 31, 2020, the Company has outstanding balances of $82.35 million and $86.50 million, respectively, of loans issued under the Paycheck Protection Program (PPP) and $3.45 million and $2.12 million, respectively, of deferred PPP loan fees recorded with commercial and financial loans. For the three months ended March 31, 2021, the Company has recognized $1.88 million of deferred PPP loan fees in interest income and has received forgiveness payments totaling $90.31 million from the SBA. For the three months ended March 31, 2020, there were no PPP loan fees recognized and no forgiveness payments received from the SBA.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for credit losses, the allowance for credit losses applicable to individually evaluated loans and the related loan balance of individually evaluated loans for the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070
Impact of adopting ASC 326	(328)	298	327	763	522	1,396	(232)	2,746
Charge-offs	—	(30)	—	—	(75)	—	(66)	(171)
Recoveries	32	234	34	—	239	139	37	715
Credit loss expense	(65)	(273)	(392)	(268)	(1,558)	(1,329)	145	(3,740)

Ending balance	$2,147	$5,114	$2,288	$4,668	$11,496	$9,621	$1,286	$36,620

Ending balance, individually evaluated for credit losses	$1	$299	$—	$—	$62	$166	$79	$607

Ending balance, collectively evaluated for credit losses	$2,146	$4,815	$2,288	$4,668	$11,434	$9,455	$1,207	$36,013

Loans:

Ending balance	$96,042	$281,337	$184,012	$246,665	$996,379	$790,831	$84,858	$2,680,124

Ending balance, individually evaluated for credit losses	$1,387	$1,947	$521	$1,916	$7,338	$6,145	$79	$19,333

Ending balance, collectively evaluated for credit losses	$94,655	$279,390	$183,491	$244,749	$989,041	$784,686	$84,779	$2,660,791

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for loan losses for the three months ended March 31, 2020 were as follows:

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses for off-balance sheet credit exposures for the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance, prior to adoption of ASC 326	$—	$—	$—	$—	$—	$—	$—	$—
Impact of adopting ASC 326	385	1,585	736	180	471	212	15	3,584
Credit loss expense	58	239	197	22	175	38	27	756
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$443	$1,824	$933	$202	$646	$250	$42	$4,340

Credit loss expense for off-balance sheet credit exposures is included in credit loss expense on the consolidated statement of income for the three months ended March 31, 2021.

Management regularly reviews loans in the portfolio to assess credit quality indicators and to determine appropriate loan classification and grading in accordance with applicable bank regulations. The Company's risk rating methodology assigns risk ratings ranging from 1 to 6, where a higher rating represents higher risk. The Company differentiates its lending portfolios into loans sharing common risk characteristics for which expected credit loss is measured on a pool basis and loans not sharing common risk characteristics for which credit loss is measured individually.

The below are descriptions of the credit quality indicators:

Excellent – Excellent rated loans are prime quality loans covered by highly liquid collateral with generous margins or supported by superior current financial conditions reflecting substantial net worth, relative to total credit extended, and based on assets of a stable and non-speculative nature whose values can be readily verified. Identified repayment source or cash flow is abundant and assured. Loans are secured with cash, cash equivalents, or collateral with very low loan to values. The borrower would qualify for unsecured debt and guarantors provide excellent secondary support to the relationship. The borrower has a long-term relationship with Hills Bank, maintains high deposit balances and has an established payment history with Hills Bank and an established business in an established industry.

Good – Good rated loans are adequately secured by readily marketable collateral or good financial condition characterized by liquidity, flexibility and sound net worth. Loans are supported by sound primary and secondary payment sources and timely and accurate financial information. The relationship is not quite as strong as a borrower that is assigned an excellent rating but still has a very strong liquidity position, low leverage, and track record of strong performance. These loans have a strong collateral position with limited risk to bank capital. The collateral will not materially lose value in a distressed liquidation. Guarantors provide additional secondary support to mitigate possible bank losses. The borrower has a long-term relationship with Hills Bank with an established track record of payments; loans with shorter remaining loan amortization; deposit balances are consistent; loan payments could be made from cash reserves in the interim period; and source of income is coming from a stable industry.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Satisfactory – Satisfactory rated loans are loans to borrowers of average financial means not especially vulnerable to changes in economic or other circumstances, where the major support for the extension is sufficient collateral of a marketable nature, and the primary source of repayment is seen to be clear and adequate. The borrower's financial performance is consistent, ratios and trends are positive and the primary repayment source can clearly be identified and supported with acceptable financial information. The loan relationship could be vulnerable to changes in economic or industry conditions but have the ability to absorb unexpected issues. The loan collateral coverage is considered acceptable and guarantors can provide financial support but net worth might not be as liquid as a 1 or 2 rated relationship. The borrower has an established relationship with Hills Bank. The relationship is making timely loan payments, any operating line is revolving and deposit balances are positive with limited to no overdrafts. Management and industry is considered stable.

Monitor – Monitor rated loans are identified by management as warranting special attention for a variety of reasons that may bear on ultimate collectability. This may be due to adverse trends, a particular industry, loan structure, or repayment that is dependent on projections, or a one-time occurrence. The relationship liquidity levels are minimal and the borrower’s leverage position is brought into question. The primary repayment source is showing signs of being stressed or is not proven. If the borrower performs as planned, the loan will be repaid. The collateral coverage is still considered acceptable but there might be some concern with the type of real estate securing the debt or highly dependent on chattel assets. Some loans may be better secured than others. Guarantors still provide some support but there is not an abundance of financial strength supporting the guaranty. A monitor credit may be appropriate when the borrower is experiencing rapid growth which is impacting liquidity levels and increasing debt levels. Other attributes to consider would include if the business is a start-up or newly acquired, if the relationship has significant financing relationships with other financial institutions, the quality of financial information being received, management depth of the company, and changes to the business model. The track history with Hills Bank has some deficiencies such as slow payments or some overdrafts.

Special Mention – Special mention rated loans are supported by a marginal payment capacity and are marginally protected by collateral.  There are identified weaknesses that if not monitored and corrected may adversely affect the Company’s credit position.  A special mention credit would typically have a weakness in one of the general categories (cash flow, collateral position or payment history) but not in all categories. Potential indicators of a special mention would include past due payments, overdrafts, management issues, poor financial performance, industry issues, or the need for additional short-term borrowing. The ability to continue to make payments is in question; there are “red flags” such as past due payments, non-revolving credit lines, overdrafts, and the inability to sell assets. The borrower is experiencing delinquent taxes, legal issues, etc., obtaining financial information has become a challenge, collateral coverage is marginal at best, and the value and condition could be brought into question. Collateral document deficiencies have been noted and if not addressed, could become material. Guarantors provide minimal support for this relationship. The credit may include an action plan or follow up established in the asset quality process. There is a change in the borrower’s communication pattern. Industry issues may be impacting the relationship. Adverse credit scores or history of payment deficiencies could be noted.

Substandard – Substandard loans are not adequately supported by the paying capacity of the borrower and may be inadequately collateralized.  These loans have a well-defined weakness or weaknesses.  Full repayment of the loan(s) according to the original terms and conditions is in question or not expected. For these loans, it is more probable than not that the Company could sustain some loss if the deficiency(ies) is not corrected. There are identified shortfalls in the primary repayment source such as carry over debt, past due payments, and overdrafts. Obtaining quality and timely financial information is a weakness. The loan is under secured with exposure that could impact bank capital. It appears the liquidation of collateral has become the repayment source. The collateral may be difficult to foreclose or have little to no value. Collateral documentation deficiencies have been noted during the review process. Guarantor(s) provide minimal to no support of the relationship. The borrower’s communication with the bank continues to decrease and the borrower is not addressing the situation. There is some concern about the borrower’s ability and willingness to repay the loans. Problems may be the result of external issues such as economic or industry related issues.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present the credit quality indicators and origination years by type of loan in each category as of March 31, 2021 (amounts in thousands):

	Agricultural
March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$301	$252	$64	$27	$—	$—	$3,519	$4,163
Good	214	2,573	853	85	71	45	7,791	11,632
Satisfactory	2,571	11,070	2,476	3,160	768	237	21,427	41,709
Monitor	4,586	7,247	1,394	752	193	538	15,406	30,116
Special Mention	998	1,410	215	215	17	22	3,602	6,479
Substandard	460	732	132	316	—	—	303	1,943
Total	$9,130	$23,284	$5,134	$4,555	$1,049	$842	$52,048	$96,042

	Commercial and Financial
March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$2,464	$1,951	$27	$300	$65	$3	$3,451	$8,261
Good	7,092	17,883	3,605	1,427	562	3,213	10,025	43,807
Satisfactory	39,203	56,992	11,322	5,557	3,429	1,741	39,126	157,370
Monitor	10,463	24,354	5,822	1,848	1,588	889	15,028	59,992
Special Mention	873	1,306	793	127	10	1,332	621	5,062
Substandard	1,703	2,197	320	133	154	—	2,338	6,845
Total	$61,798	$104,683	$21,889	$9,392	$5,808	$7,178	$70,589	$281,337

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Construction, 1 to 4 Family Residential
March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	—	1,212	—	—	—	—	14,281	15,493
Satisfactory	3,046	4,372	—	—	—	—	36,137	43,555
Monitor	1,023	487	—	—	—	—	10,889	12,399
Special Mention	—	878	—	—	—	—	726	1,604
Substandard	111	—	—	—	—	—	—	111
Total	$4,180	$6,949	$—	$—	$—	$—	$62,033	$73,162

	Real Estate: Construction, Land Development and Commercial
March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$56	$—	$—	$156	$8	$—	$220
Good	981	3,143	125	—	156	174	10,160	14,739
Satisfactory	5,375	11,714	4,091	443	1,057	215	40,034	62,929
Monitor	1,313	2,819	352	170	267	—	19,221	24,142
Special Mention	41	—	—	—	—	—	—	41
Substandard	—	7,304	202	—	—	—	1,273	8,779
Total	$7,710	$25,036	$4,770	$613	$1,636	$397	$70,688	$110,850

	Real Estate: Mortgage, Farmland
March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$4,354	$161	$230	$106	$124	$147	$5,122
Good	3,602	15,048	3,748	2,452	6,152	6,715	3,907	41,624
Satisfactory	16,262	52,610	14,115	11,481	13,570	17,553	10,140	135,731
Monitor	1,004	24,907	8,879	5,049	2,168	8,253	4,746	55,006
Special Mention	3,985	718	—	—	1,175	213	—	6,091
Substandard	1,765	458	608	52	—	208	—	3,091
Total	$26,618	$98,095	$27,511	$19,264	$23,171	$33,066	$18,940	$246,665

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, 1 to 4 Family First Liens
March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$470	$949	$447	$28	$291	$468	$—	$2,653
Good	947	15,344	3,718	3,802	3,961	12,895	4,843	45,510
Satisfactory	36,959	213,829	92,157	93,035	81,556	162,303	6,363	686,202
Monitor	5,387	61,787	8,405	8,158	10,407	17,989	2,591	114,724
Special Mention	455	5,104	1,685	1,656	1,296	2,507	44	12,747
Substandard	707	1,781	1,426	1,599	858	8,378	—	14,749
Total	$44,925	$298,794	$107,838	$108,278	$98,369	$204,540	$13,841	$876,585

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$17	$—	$—	$—	$—	$48	$65
Good	34	1,076	295	—	113	524	1,773	3,815
Satisfactory	2,095	12,904	7,933	10,255	7,843	10,421	55,990	107,441
Monitor	116	1,300	369	460	295	367	2,454	5,361
Special Mention	65	547	63	93	96	177	419	1,460
Substandard	—	394	80	461	141	196	380	1,652
Total	$2,310	$16,238	$8,740	$11,269	$8,488	$11,685	$61,064	$119,794

	Real Estate: Mortgage, Multi-Family
March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$13,713	$—	$—	$—	$749	$—	$14,462
Good	5,322	36,331	2,017	2,022	3,443	10,460	—	59,595
Satisfactory	3,852	118,889	26,494	926	14,977	19,132	14,672	198,942
Monitor	17,033	40,166	799	1,199	1,625	1,726	7,856	70,404
Special Mention	—	13,604	1,695	—	—	—	—	15,299
Substandard	12,398	76	—	—	—	5,691	—	18,165
Total	$38,605	$222,779	$31,005	$4,147	$20,045	$37,758	$22,528	$376,867

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Commercial
March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$2,219	$18,520	$—	$—	$3,676	$1,042	$—	$25,457
Good	10,557	46,563	3,598	3,449	10,292	7,965	10,516	92,940
Satisfactory	13,590	70,748	18,743	16,757	21,038	31,772	13,042	185,690
Monitor	7,281	60,428	6,487	1,875	2,619	3,542	3,765	85,997
Special Mention	—	8,461	308	929	2,031	6,549	—	18,278
Substandard	316	3,650	—	221	—	1,415	—	5,602
Total	$33,963	$208,370	$29,136	$23,231	$39,656	$52,285	$27,323	$413,964

	Loans to Individuals
March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$1	$1
Good	5	6	86	27	10	—	1	135
Satisfactory	3,402	9,971	4,002	2,067	412	9,273	55	29,182
Monitor	143	240	59	79	7	1	2	531
Special Mention	13	51	40	15	9	5	2	135
Substandard	—	50	18	9	7	—	2	86
Total	$3,563	$10,318	$4,205	$2,197	$445	$9,279	$63	$30,070

	Obligations of State and Political Subdivisions
March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$6,617	$—	$6,617
Good	—	3,306	—	—	—	9,572	—	12,878
Satisfactory	—	2,171	1,797	892	11,664	1,599	7,234	25,357
Monitor	—	851	217	104	189	5,008	3,422	9,791
Special Mention	—	—	—	—	—	145	—	145
Substandard	—	—	—	—	—	—	—	—
Total	$—	$6,328	$2,014	$996	$11,853	$22,941	$10,656	$54,788

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the credit quality indicators by type of loans in each category as of December 31, 2020 (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
December 31, 2020
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
December 31, 2020
Grade:
Excellent	$5,706	$2,303	$204	$14,650
Good	41,878	47,233	3,707	57,281
Satisfactory	129,210	701,273	115,731	197,493
Monitor	61,298	114,207	5,153	70,885
Special Mention	6,074	12,890	1,307	15,374
Substandard	2,976	14,183	1,731	18,331
Total	$247,142	$892,089	$127,833	$374,014

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
December 31, 2020
Grade:
Excellent	$26,940	$1	$6,752	$69,568
Good	92,699	145	13,094	359,578
Satisfactory	196,310	30,487	26,571	1,690,006
Monitor	77,125	479	9,924	461,913
Special Mention	19,731	127	147	78,045
Substandard	4,334	86	—	51,034
Total	$417,139	$31,325	$56,488	$2,710,144

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of March 31, 2021 and December 31, 2020 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
March 31, 2021
Agricultural	$422	$486	$295	$1,203	$94,839	$96,042	$—
Commercial and financial	1,435	174	122	1,731	279,606	281,337	2
Real estate:
Construction, 1 to 4 family residential	642	97	—	739	72,423	73,162	—
Construction, land development and commercial	478	—	—	478	110,372	110,850	—
Mortgage, farmland	463	201	—	664	246,001	246,665	—
Mortgage, 1 to 4 family first liens	3,872	649	2,283	6,804	869,781	876,585	—
Mortgage, 1 to 4 family junior liens	179	2	107	288	119,506	119,794	—
Mortgage, multi-family	—	14	—	14	376,853	376,867	—
Mortgage, commercial	871	—	461	1,332	412,632	413,964	—
Loans to individuals	177	42	4	223	29,847	30,070	—
Obligations of state and political subdivisions	—	—	—	—	54,788	54,788	—
	$8,539	$1,665	$3,272	$13,476	$2,666,648	$2,680,124	$2

December 31, 2020
Agricultural	$438	$—	$629	$1,067	$93,775	$94,842	$111
Commercial and financial	867	195	140	1,202	285,040	286,242	20
Real estate:
Construction, 1 to 4 family residential	190	—	536	726	70,391	71,117	536
Construction, land development and commercial	—	—	—	—	111,913	111,913	—
Mortgage, farmland	279	28	—	307	246,835	247,142	—
Mortgage, 1 to 4 family first liens	4,969	1,342	2,486	8,797	883,292	892,089	342
Mortgage, 1 to 4 family junior liens	436	21	155	612	127,221	127,833	47
Mortgage, multi-family	—	—	—	—	374,014	374,014	—
Mortgage, commercial	783	—	461	1,244	415,895	417,139	—
Loans to individuals	218	59	4	281	31,044	31,325	—
Obligations of state and political subdivisions	—	—	—	—	56,488	56,488	—
	$8,180	$1,645	$4,411	$14,236	$2,695,908	$2,710,144	$1,056

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain nonaccrual and TDR loan information by loan type at March 31, 2021 and December 31, 2020, was as follows:

	March 31, 2021				December 31, 2020
	Non-accrual loans (1)	Interest income recognized on non-accrual	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)				(Amounts In Thousands)
Agricultural	$1,167	—	$—	$221	$1,252	$111	$85
Commercial and financial	447	—	2	1,189	479	20	1,263
Real estate:
Construction, 1 to 4 family residential	111	—	—	—	315	536	—
Construction, land development and commercial	202	—	—	208	204	—	211
Mortgage, farmland	350	—	—	1,566	446	—	1,616
Mortgage, 1 to 4 family first liens	4,660	—	—	1,735	4,331	342	1,751
Mortgage, 1 to 4 family junior liens	190	—	—	20	193	47	20
Mortgage, multi-family	75	—	—	1,695	79	—	1,695
Mortgage, commercial	1,528	—	—	3,580	1,550	—	3,610
	$8,730	$—	$2	$10,214	$8,849	$1,056	$10,251

(1)There were $2.70 million and $2.97 million of TDR loans included within nonaccrual loans as of March 31, 2021 and December 31, 2020, respectively.

Loans 90 days or more past due that are still accruing interest decreased $1.05 million from December 31, 2020 to March 31, 2021. As of March 31, 2021 there was one accruing loan past due 90 days or more. The average accruing loans past due as of March 31, 2021 are $0.00 million. There were 12 accruing loans past due 90 days or more as of December 31, 2020 and the average loan balance was $0.09 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.
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

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. In March 2020, various regulatory agencies, including the FRB and the FDIC, issued an interagency statement, effective immediately, on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of March 31, 2021, the total amount of the eligible loans in deferral (deferral of principal and/or interest) that met the requirements set forth under the interagency statement and therefore were not considered TDRs was 16 loans, totaling $9.6 million. As of December 31, 2020, there were 13 loans, totaling $9.4 million.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Throughout 2020, COVID-19 related payment deferrals provided for customers totaled approximately 14.82% of total loans. As of March 31, 2021 and December 31, 2020, COVID-19 related payment deferrals were approximately 0.50% and 1.20% of total loans, respectively.

Below is a summary of information for TDR loans as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	5	$1,079	$—	6	$1,028	$—
Commercial and financial	17	1,635	60	17	1,743	35
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	1	208	52	1	211	4
Mortgage, farmland	6	1,865	—	6	2,009	—
Mortgage, 1 to 4 family first liens	15	1,829	—	17	1,898	—
Mortgage, 1 to 4 family junior liens	1	20	—	1	20	—
Mortgage, multi-family	2	1,695	—	2	1,695	—
Mortgage, commercial	12	4,578	—	13	4,621	—
Loans to individuals	—	—	—	—	—	—
	59	$12,909	$112	63	$13,225	$39

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following is a summary of TDR loans that were modified during the three months ended March 31, 2021:

Three Months Ended March 31, 2021
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
(Amounts In Thousands)
Agricultural	1	$178	$178
Commercial and financial	—	—	—
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	—	—	—
Mortgage, farmland	—	—	—
Mortgage, 1 to 4 family first lien	—	—	—
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	—	—	—
Mortgage, commercial	—	—	—
	1	$178	$178

The Company has allocated $0.40 million of allowance for TDR loans and the Company had commitments to lend $0.11 million in additional borrowings to restructured loan customers as of March 31, 2021.  The Company had commitments to lend $0.04 million in additional borrowings to restructured loan customers as of December 31, 2020.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans. The modifications of the terms of loans performed during the three months ended March 31, 2021 included extensions of the maturity date.

There were no TDR loans that were in payment default (defined as past due 90 days or more) during the period ended March 31, 2021 and the year ended December 31, 2020.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
March 31, 2021
Agricultural	$1,333	$—	$54	$—	$1,387	$1
Commercial and financial	1,657	—	290	—	1,947	299
Real estate:
Construction, 1 to 4 family residential	111	—	—	—	111	—
Construction, land development and commercial	410	—	—	—	410	—
Mortgage, farmland	1,916	—	—	—	1,916	—
Mortgage, 1 to 4 family first liens	7,148	—	—	—	7,148	46
Mortgage, 1 to 4 family junior liens	190	—	—	—	190	16
Mortgage, multi-family	1,770	—	—	—	1,770	—
Mortgage, commercial	4,375	—	—	—	4,375	166
Loans to individuals	79	—	—	—	79	79
Obligations of state and political subdivisions	—	—	—	—	—	—
	$18,989	$—	$344	$—	$19,333	$607

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Pre-ASC 326 (CECL) adoption impaired loans information as of December 31, 2020 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$1,337	$1,928	$—
Commercial and financial	1,520	2,907	—
Real estate:
Construction, 1 to 4 family residential	315	337	—
Construction, land development and commercial	415	421	—
Mortgage, farmland	2,061	2,598	—
Mortgage, 1 to 4 family first liens	6,253	8,013	—
Mortgage, 1 to 4 family junior liens	108	350	—
Mortgage, multi-family	1,773	1,898	—
Mortgage, commercial	4,124	4,960	—
Loans to individuals	—	47	—
	$17,906	$23,459	$—

With an allowance recorded:
Agricultural	$206	$206	$86
Commercial and financial	671	724	411
Real estate:
Construction, 1 to 4 family residential	536	536	7
Construction, land development and commercial	—	—	—
Mortgage, farmland	—	—	—
Mortgage, 1 to 4 family first liens	924	975	56
Mortgage, 1 to 4 family junior liens	132	158	37
Mortgage, multi-family	—	—	—
Mortgage, commercial	303	304	14
Loans to individuals	51	51	51
	$2,823	$2,954	$662

Total:
Agricultural	$1,543	$2,134	$86
Commercial and financial	2,191	3,631	411
Real estate:
Construction, 1 to 4 family residential	851	873	7
Construction, land development and commercial	415	421	—
Mortgage, farmland	2,061	2,598	—
Mortgage, 1 to 4 family first liens	7,177	8,988	56
Mortgage, 1 to 4 family junior liens	240	508	37
Mortgage, multi-family	1,773	1,898	—
Mortgage, commercial	4,427	5,264	14
Loans to individuals	51	98	51
	$20,729	$26,413	$662

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Post-ASC 326 CECL Adoption:
The changes in the ACL in 2021 compared to December 31, 2020 is the result of the following factors: $2.75 million increase upon adoption of ASC 326 (CECL) on January 1, 2021; changes after adoption for the three months ended March 31, 2021 include improvements in the economic factor forecasts, primarily Iowa unemployment, used in the ACL calculation which resulted in a decrease of $1.12 million; decrease in loan volume which resulted in a decrease of $0.64 million; changes in prepayment and curtailment rates resulting in decrease of $0.55 million; and decreases in historical loss rates along with net recoveries in the first quarter of 2021 resulting in a decrease of $0.89 million.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans decreased $1.40 million from December 31, 2020 to March 31, 2021.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 0.72% of loans held for investment as of March 31, 2021 and 0.76% as of December 31, 2020.  The decrease in collateral-dependent loans is due to a decrease of $0.19 million in loans with a specific reserve, a decrease in nonaccrual loans of 0.12, a decrease in 90 days or more accruing loans of $1.05 million and a decrease in TDR loans of $0.04 million from December 31, 2020 to March 31, 2021. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

The Company regularly reviews a substantial portion of the loans in the portfolio and assesses whether the loans share common risk characteristics for which expected credit loss is measured on a pool basis or if the loans do not share common risk characteristics and therefore expected credit loss is measured on an individual loan basis.  If the loans are assessed for credit losses on an individual basis, the Company determines if a specific allowance is appropriate.  In addition, the Company's management also reviews and, where determined necessary, provides allowances for particular loans based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk, including loans that have been restructured or where a TDR is reasonably possible.  Loans that are determined not to be collateral-dependent and for which there are no specific allowances are classified into one or more risk categories and expected credit loss is measured on a pool basis. See Note 1 Adoption of New Financial Accounting Standard for further discussion of the allowance for credit losses for loans held for investment.

Specific allowances for credit losses on loans assessed individually are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the relevant collateral based on updated appraisals and/or updated collateral analysis for the properties if the loan is collateral dependent.  The Company may recognize a charge off or record a specific allowance related to an individually analyzed loan if there is a collateral shortfall or it is unlikely the borrower can make all principal and interest payments as contractually due.

For loans that are collateral-dependent, losses are evaluated based on the portion of a loan that exceeds the fair market value of the collateral.  In general, this is the amount that the carrying value of the loan exceeds the related appraised value less estimated costs to sell the collateral.  Generally, it is the Company’s policy not to rely on appraisals that are older than one year prior to the date the credit loss is being measured.  The most recent appraisal values may be adjusted if, in the Company’s judgment, experience and other market data indicate that the property’s value, use, condition, exit market or other variables affecting its value may have changed since the appraisal was performed. The charge off or loss adjustment supported by an appraisal is considered the minimum charge off.  Any adjustments made to the appraised value are to provide an additional charge off or specific reserve based on the applicable facts and circumstances.  In instances where there is an estimated decline in value, a specific reserve may be provided or a charge off taken pending confirmation of the amount of the loss from an updated appraisal.  Upon receipt of the new appraisals, an additional specific reserve may be provided or charge off taken based on the appraised value of the collateral.  On average, appraisals are obtained within one month of order.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
For the three months ended March 31, 2021 and 2020, total operating lease expense was $0.14 million and $0.14 million respectively, and is included in occupancy expenses in the consolidated statements of income. Included in this for the three months ended March 31, 2021 and 2020 were $0.12 million and $0.11 million, respectively, of operating lease costs, $0.01 million and $0.01 million, respectively, of short term lease costs, and $0.01 million and $0.02 million, respectively, of variable lease costs.
For the three months ended March 31, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $0.12 million and $0.12 million, respectively.
As of March 31, 2021 and December 31, 2020, operating lease right-of-use assets included in other assets was $2.77 million and $2.86 million respectively. Operating lease liabilities were $2.82 million and $2.91 million as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, the weighted average remaining lease term for operating leases was 10.18 years and 10.27 years, respectively, and the weighted average discount rate for operating leases was 3.46% and 3.45%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of March 31, 2021, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2021 (excluding the three months ended March 31, 2021)	$354
2022	464
2023	317
2024	250
2025	254
Thereafter	1,755
Total lease payments	3,394
Less imputed interest	(576)
Total operating lease liabilities	$2,818

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of March 31, 2021 are as follows:

	March 31, 2021
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$819,436	$819,436	$819,436	$—	$—
Investment securities	442,460	442,460	167,719	274,741	—
Loans held for sale	19,574	19,574	—	19,574	—
Loans
Agricultural	93,896	94,173	—	—	94,173
Commercial and financial	276,222	277,028	—	—	277,028
Real estate:
Construction, 1 to 4 family residential	72,392	72,441	—	—	72,441
Construction, land development and commercial	109,332	109,150	—	—	109,150
Mortgage, farmland	241,997	241,958	—	—	241,958
Mortgage, 1 to 4 family first liens	869,683	870,665	—	—	870,665
Mortgage, 1 to 4 family junior liens	116,271	116,946	—	—	116,946
Mortgage, multi-family	373,457	371,395	—	—	371,395
Mortgage, commercial	407,753	409,341	—	—	409,341
Loans to individuals	29,163	29,970	—	—	29,970
Obligations of state and political subdivisions	54,409	55,064	—	—	55,064
Accrued interest receivable	12,534	12,534	—	12,534	—
Total financial instrument assets	$3,938,579	$3,942,135	$987,155	$306,849	$2,648,131
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$571,725	$571,725	$—	$571,725	$—
Interest-bearing deposits	2,839,605	2,852,090	—	2,852,090	—
Federal Home Loan Bank borrowings	105,000	114,805	—	114,805	—
Accrued interest payable	1,492	1,492	—	1,492	—
Total financial instrument liabilities	$3,517,822	$3,540,112	$—	$3,540,112	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$571,888	$—	$—	$—	$—
Letters of credit	8,310	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$580,198	$—	$—	$—	$—
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2020 are as follows:

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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the three months ended March 31, 2021.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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
Individually analyzed loans under ASC 326 CECL: See Note 1 for further discussion of individually analyzed loans under CECL.
Impaired loans pre-ASC 326: A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms. Generally, when a loan is considered impaired, the amount of reserve required under ASC 310, Receivables, is measured based on the fair value of the underlying collateral. The Company makes such measurements on all material loans deemed impaired using the fair value of the collateral for collateral dependent loans or based on the present value of the estimated future cash flows of interest and principal discounted at the loans effective interest rate or the fair value of the loan if determinable. The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. All appraised values are adjusted for market-related trends based on the Company's experience in sales and other appraisals of similar property types as well as estimated selling costs. Each quarter management reviews all collateral dependent impaired loans on a loan-by-loan basis to determine whether updated appraisals are necessary based on loan performance, collateral type and guarantor support. At times, the Company measures the fair value of collateral dependent impaired loans using appraisals with dates prior to one year from the date of review. These appraisals are discounted by applying current, observable market data about similar property types such as sales contracts, estimations of value by individuals familiar with the market, other appraisals, sales or collateral assessments based on current market activity until updated appraisals are obtained. Depending on the length of time since an appraisal was performed, the data provided through reviews and estimated selling costs, collateral values are typically discounted by 0-35%. These loans are considered Level 3 as the instruments used to determine fair market value require significant management judgment and estimation.
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2021
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$167,719	$—	$—	$167,719
State and political subdivisions	—	228,572	—	228,572
Other securities (FHLB, FHLMC and FNMA)	—	37,422	—	37,422
Total	$167,719	$265,994	$—	$433,713

	December 31, 2020
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$148,646	$—	$—	$148,646
State and political subdivisions	—	224,566	—	224,566
Other securities (FHLB, FHLMC and FNMA)	—	35,160	—	35,160
Total	$148,646	$259,726	$—	$408,372

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021 and the year ended December 31, 2020.

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

	March 31, 2021				Three Months Ended March 31, 2021
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,182	$1,182	$—
Commercial and financial	—	—	1,585	1,585	—
Real Estate:
Construction, 1 to 4 family residential	—	—	410	410	—
Construction, land development and commercial	—	—	111	111	—
Mortgage, farmland	—	—	1,573	1,573	—
Mortgage, 1 to 4 family first liens	—	—	6,224	6,224	93
Mortgage, 1 to 4 family junior liens	—	—	194	194	—
Mortgage, multi-family	—	—	1,770	1,770	—
Mortgage, commercial	—	—	4,879	4,879	—
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—
Total	$—	$—	$17,928	$17,928	$93

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

Index

Note 8.Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2022.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,370,477 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2021.  Of these 1,370,477 shares, 20,852 shares were purchased during the quarter ended March 31, 2021, at an average price per share of $62.88.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $96.41 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The spread of the outbreak has caused significant disruptions in the U.S. economy and is highly likely to disrupt banking and other financial activity in the areas in which the Company operates and could also potentially create widespread business continuity issues for the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. See Note 5 for further discussion regarding the financial impact of COVID-19.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$75,059	$69,974
Credit cards	61,828	60,535
Commercial, real estate and home construction	155,666	118,186
Commercial lines and real estate purchase loans	279,335	234,907
Outstanding letters of credit	8,310	8,056

Note 10.Income Taxes

Federal income tax expense for the three months ended March 31, 2021 and 2020 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2020, 2019, and 2018 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2020, 2019, and 2018 remain open for

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
examination.  There were no material unrecognized tax benefits at March 31, 2021  and December 31, 2020 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of March 31, 2021, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending March 31, 2022. Income taxes as a percentage of income before taxes were 22.29% for the three months ended March 31, 2021 and 20.34% for the same period in 2020.

Note 11.Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank terminated one interest rate swap in December 2020 and the other matured in November 2020, therefore the Bank was not required to pledge collateral as of March 31, 2021 and December 31, 2020.

Cash Flow Hedges:

The Bank executed two forward-starting interest rate swap transactions on November 7, 2013.  One of the interest rate swap transactions had an effective date of November 9, 2015, and an expiration date of November 9, 2020, effectively converting $25.00 million of variable rate debt to fixed rate debt.  The other interest rate swap transaction had an effective date of November 7, 2016 and an expiration date of November 7, 2023, effectively converting $25.00 million of variable rate debt to fixed rate debt.  For accounting purposes, these swap transactions were designated as a cash flow hedge of the changes in cash flows attributable to changes in three-month LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on an amount of the Bank’s debt principal equal to the then-outstanding swap notional amount.  At inception, the Bank asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The Bank terminated the remaining interest rate swap in December 2020 and in connection with the termination paid $2.684 million million to the counterparty. The losses realized on the interest rate swap were reclassified into the income statement from other comprehensive income. In connection with the termination of the swap, the related FHLB borrowings were paid off. There were no remaining derivative instruments designated as cash flow hedges as of March 31, 2021 and December 31, 2020.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
There were no gains and losses recognized on the Bank's derivative instruments designated as cash flow hedges for the three months ended March 31, 2021. The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the three months ended March 31, 2020:

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

•The effects of recent financial market disruptions and/or an economic recession, and monetary and other governmental actions designed to address such disruptions.

•The financial strength of the counterparties with which the Company or the Company’s customers do business and as to which the Company has investment or financial exposure.

•The credit quality and credit agency ratings of the securities in the Company’s investment securities portfolio, a deterioration or downgrade of which could lead to recognition of an allowance for credit losses or other-than-temporary impairment of the affected securities and the recognition of an impairment loss.

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

Index

HILLS BANCORPORATION
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

Communities

Offices

With the health of our employees and customers being our top concern, the Bank implemented the following changes in response to the pandemic:
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

The Bank continues to promote social distancing by encouraging employees who can work remotely to do so and in other cases, departments have been dispersed to keep the team separated. The Bank has also arranged for vaccinations to be available for

Index

HILLS BANCORPORATION
employees. We do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19. No material operational or internal control challenges or risks have been identified to date.

Customers

Loans
With the Federal Reserve rate decreases, a surge in home loan activity has occurred, a significant portion of which is refinance related. The Bank sells most of its home loans into the secondary market and has seen a significant increase in the net gain on the sale of these loans.

The Bank is working with customers who request forbearance agreements and has also provided short-term modifications for customers primarily through deferrals of principal only payments for three to six months. Throughout 2020, COVID-19 related payment deferrals provided for customers totaled approximately 14.82% of total loans. As of March 31, 2021 and December 31, 2020, COVID-19 related payment deferrals were approximately 0.50% and 1.20% of total loans, respectively.

The Bank continues to assist customers through this difficult time in the best manner possible by providing $127.10 million of Paycheck Protection Program (PPP) loans through December 31, 2020. With the passage of the Coronavirus Response and Relief Supplemental Appropriations Act 2021 in late December 2020, the Bank has provided additional PPP loans totaling $46.65 million through March 31, 2021 to further assist our customers. The PPP loans have a two or five year term and earn interest at 1%. Loans funded through the PPP program are fully guaranteed by the U.S. government if certain criteria are met. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of March 31, 2021, the Bank has outstanding PPP loan balances of $82.35 million and has received forgiveness payments totaling $90.31 million from the SBA.

Financial - Exposures

As discussed above, throughout the first quarter of 2021 and the year ended 2020, the Company provided a significant number of PPP loans to customers as well as short-term loan modifications deferring principal and interest or principal only for three to six months. During late summer and fall, a significant number of the COVID-19 related short-term loan modifications expired with the majority of customers able to return to scheduled payments. A small percentage of customers have requested additional pandemic-related modifications described above.

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. In March 2020, various regulatory agencies, including the FRB and the FDIC, issued an interagency statement, effective immediately, on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of March 31, 2021, the total amount of the eligible loans in deferral (deferral of principal and/or interest) that met the requirements set forth under the interagency statement and therefore were not considered TDRs was 16 loans, totaling $9.6 million. The Bank anticipates that the current and future economic conditions will continue to have an impact on the initial modifications that were made that qualified under such criteria.

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

To account for potential exposures resulting from the pandemic, the Bank has increased its allowance for credit losses under CECL for the quarter ended March 31, 2021 by approximately $2.86 million when compared to the allowance for loan losses under the incurred loss methodology as of December 31, 2019. The Bank is fully prepared to make additional provisions as warranted by the COVID-19 situation. The Bank anticipates that a significant portion of the Bank’s borrowers in the hospitality

Index

HILLS BANCORPORATION
industry, which represents approximately 0.2% of our loan portfolio, will endure significant economic distress which will adversely affect their ability to repay existing indebtedness. These developments, together with economic conditions generally, are also expected to impact the value of certain collateral securing our loans.

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

The CARES Act contains additional protections for homeowners and renters of properties with federally-backed mortgages, including a 60-day moratorium on the initiation of foreclosure proceedings beginning on March 18, 2020 and a 120-day moratorium on initiating eviction proceedings effective March 27, 2020. These foreclosure and eviction moratoriums have been extended through June 2021 by the Federal Housing Administration. Borrowers of federally-backed mortgages have the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experience financial hardship directly or indirectly due to the coronavirus-related public health emergency.

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

Index

HILLS BANCORPORATION
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

Index

HILLS BANCORPORATION
Critical Accounting Policies

On January 1, 2021, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the allowance for credit losses use the current expected credit loss (CECL) methodology. The following is a discussion of the methodologies used by the Company both pre- and post-adoption of ASC 326.

Post-ASC 326 CECL Adoption:
The preparation of financial statements in accordance with the accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make a number of judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense in the financial statements. Various elements of our accounting policies, by their nature, involve the application of highly sensitive and judgmental estimates and assumptions. Some of these policies and estimates relate to matters that are highly complex and contain substantial inherent uncertainties. Management has made significant estimates in several areas, including the allowance for credit losses (see Note 5 - Loans and Note 4 - Securities) and the fair value of debt securities (see Note 4 - Securities).

We have identified the following accounting policies and estimates that, due to the inherent judgments and assumptions and the potential sensitivity of the financial statements to those judgments and assumptions, are critical to an understanding of our financial statements. We believe that the judgments, estimates and assumptions used in the preparation of the Company's financial statements are appropriate. For a further description of our accounting policies, see Note 1 - Summary of Significant Accounting Policies in the financial statements included in this Form 10-Q.

The allowance for credit losses for loans represents management's estimate of all expected credit losses over the expected contractual life of our existing loan portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods.

We employ a disciplined process and methodology to establish our allowance for credit losses that has two basic components: first, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans; and second, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics.

Based upon this methodology, management establishes an asset-specific allowance for loans that do not share risk characteristics with other loans based on the amount of expected credit losses calculated on those loans and charges off amounts determined to be uncollectible. Factors we consider in measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due.

When a loan does not share risk characteristics with other loans, we measure expected credit loss as the difference between the amortized cost basis in the loan and the present value of expected future cash flows discounted at the loan's effective interest rate except that, for collateral- dependent loans, credit loss is measured as the difference between the amortized cost basis in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. In accordance with our appraisal policy, the fair value of collateral-dependent loans is based upon independent third-party appraisals or on collateral valuations prepared by in-house evaluations. Once a third-party appraisal is greater than one year old, or if its determined that market conditions, changes to the property, changes in intended use of the property or other factors indicate that an appraisal is no longer reliable, we perform an internal collateral valuation to assess whether a change in collateral value requires an additional adjustment to carrying value. When we receive an updated appraisal or collateral valuation, management reassesses the need for adjustments to the loan's expected credit loss measurements and, where appropriate, records an adjustment. If the calculated expected credit loss is determined to be permanent, fixed or nonrecoverable, the credit loss portion of the loan will be charged off against the allowance for credit losses. Loans designated having significantly increased credit risk are generally placed on nonaccrual and remain in that status until all principal and interest payments are current and the prospects for future payments in accordance with the loan agreement are reasonably assured, at which point the loan is returned to accrual status.

In estimating the component of the allowance for credit losses for loans that share common risk characteristics, loans are

Index

HILLS BANCORPORATION
segregated into loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration. Credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and purpose. This model calculates an expected life-of-loan loss percentage for each loan category by considering the probability of default using historical life-of-loan analysis periods for agricultural, 1 to 4 family first and junior liens, commercial and consumer segments, and the severity of loss, based on the aggregate net lifetime losses incurred per loan class.

The component of the allowance for credit losses for loans that share common risk characteristics also considers factors for each loan class to adjust for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio related to:
•Lending policies and procedures;
•International, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets;
•The nature of the loan portfolio, including the terms of the loans;
•The experience, ability and depth of the lending management and other relevant staff;
•The volume and severity of past due and adversely classified or graded loans and the volume of nonaccrual loans;
•The quality of our loan review and process;
•The value of underlying collateral for collateral-dependent loans;
•The existence and effect of any concentrations of credit and changes in the level of such concentrations; and
•The effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

Such factors are used to adjust the historical probabilities of default and severity of loss so that they reflect management expectation of future conditions based on a reasonable and supportable forecast. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the bank reduces, on a straight-line basis over the remaining life of the loans, the adjustments so that model reverts back to the historical rates of default and severity of loss.

The expense for credit loss recorded through earnings is the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.

The allowance for credit losses for loans, as reported in our consolidated balance sheet, is adjusted by an expense for credit losses, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries. For further information on the allowance for credit losses for loans, see Note 1 - Summary of Significant Accounting Policies and Note 5 - Loans in the notes to the financial statements of this Form 10-Q.

Pre-ASC 326 CECL Adoption:
The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the

Index

HILLS BANCORPORATION
accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of December 31, 2020 was adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At March 31, 2021, the Bank has nineteen full-service locations.

Net income for the three month period ended March 31, 2021 was $15.20 million compared to $7.08 million for the same three months of 2020, an increase of 114.80%.  The $8.12 million increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first three months of 2021 are a reversal in the credit loss reserves of $2.98 million, primarily due to improvements in economic factor forecasts, an increase in noninterest income of $2.87 million, and an increase in net interest income of $1.64 million.

The Company achieved a return on average assets of 1.29% and a return on average equity of 11.67% for the twelve months ended March 31, 2021, compared to the twelve months ended March 31, 2020, which were 1.26% and 11.49%, respectively.  Dividends of $0.94 per share were paid in January 2021 to 2,701 shareholders.  The dividend paid in January 2020 was $0.89 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 2.90% for the three months ended March 31, 2021 compared to 3.16% for the same three months of 2020.  Average earning assets were $3.734 billion year to date in 2021 and $3.186 billion in 2020.

Highlights noted on the balance sheet as of March 31, 2021 for the Company included the following:

•Total assets were $4.003 billion, an increase of $222.66 million since December 31, 2020.
•Cash and cash equivalents were $819.44 million, an increase of $245.13 million since December 31, 2020. Cash and cash equivalents growth included approximately $104 million of temporary public funds. A portion of the increase can also be attributed to increased savings with the current negative economic environment due to the pandemic.
•Net loans were $2.664 billion, a decrease of $53.81 million since December 31, 2020. The decrease is attributable to the Bank receiving $48.90 million of PPP loan forgiveness payments from the SBA for the three months ended March 31, 2021. Loans held for sale decreased $24.37 million since December 31, 2020.
•Tax credit real estate increased by $4.01 million for the three months ended March 31, 2021, primarily attributable to a $4.18 million investment in a multi-family affordable housing rental property.
•Deposits increased $218.76 million since December 31, 2020. Deposit growth included approximately $104 million in temporary public funds.
•Liabilities as of March 31, 2021 include $4.34 million of allowance for credit losses on off-balance sheet credit exposures upon the adoption of CECL starting January 1, 2021.

Reference is made to Note 7 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Financial Condition

The COVID-19 pandemic has created significant uncertainty regarding projecting loan demand throughout 2021.

Index

HILLS BANCORPORATION

The following table sets forth the composition of the loan portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$96,042	3.58%	$94,842	3.50%
Commercial and financial	281,337	10.50	286,242	10.56
Real estate:
Construction, 1 to 4 family residential	73,162	2.73	71,117	2.62
Construction, land development and commercial	110,850	4.14	111,913	4.13
Mortgage, farmland	246,665	9.20	247,142	9.12
Mortgage, 1 to 4 family first liens	876,585	32.71	892,089	32.92
Mortgage, 1 to 4 family junior liens	119,794	4.47	127,833	4.72
Mortgage, multi-family	376,867	14.06	374,014	13.80
Mortgage, commercial	413,964	15.45	417,139	15.39
Loans to individuals	30,070	1.12	31,325	1.16
Obligations of state and political subdivisions	54,788	2.04	56,488	2.08
	$2,680,124	100.00%	$2,710,144	100.00%
Net unamortized fees and costs	1,071		938
	$2,681,195		$2,711,082
Less allowance for credit losses (2021) and loan losses (2020)	36,620		37,070
	$2,644,575		$2,674,012

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

In accordance with Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues, and Staff Accounting Bulletin No. 119, which aligns the staff's guidance with FASB ASC Topic 326, or CECL, the Company determines and assigns ratings to loans using factors that include the following: an assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; an analysis of the levels and trends of loan categories; and a review of delinquent and classified loans.

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to non-accrual status, a charge-off or the establishment of a specific reserve. In the event a collateral shortfall is identified during the credit review process, the Company will work with the borrower for a principal reduction and/or a pledge of additional collateral and/or additional guarantees. In the event that these options are not available, the loan may be subject to a downgrade of the credit risk rating. If the Company determines a loan amount or portion thereof, is uncollectible, the loan’s credit risk rating may be downgraded and the uncollectible amount charged-off or recorded as a specific allowance for losses.  The Bank’s credit and legal departments undertake a thorough and ongoing analysis to determine if additional specific reserves and/or charge-offs are appropriate and to begin a workout plan for the loan to minimize actual losses.

Index

HILLS BANCORPORATION
The following table presents the allowance for credit losses as of March 31, 2021 and December 31, 2020 by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans:

	March 31, 2021			December 31, 2020
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,147	5.86%	3.58%	$2,508	6.77%	3.50%
Commercial and financial	5,114	13.97	10.50	4,885	13.18	10.56
Real estate:
Construction, 1 to 4 family residential	770	2.10	2.73	907	2.45	2.62
Construction, land development and commercial	1,518	4.15	4.14	1,412	3.81	4.13
Mortgage, farmland	4,668	12.75	9.20	4,173	11.26	9.12
Mortgage, 1 to 4 family first liens	7,973	21.78	32.71	10,871	29.32	32.92
Mortgage, 1 to 4 family junior liens	3,523	9.62	4.47	1,497	4.04	4.72
Mortgage, multi-family	3,410	9.31	14.06	4,462	12.04	13.80
Mortgage, commercial	6,211	16.96	15.45	4,953	13.36	15.39
Loans to individuals	907	2.48	1.12	752	2.03	1.16
Obligations of state and political subdivisions	379	1.02	2.04	650	1.74	2.08
	$36,620	100.00%	100.00%	$37,070	100.00%	100.00%

The allowance for credit losses (ACL) totaled $36.62 million at March 31, 2021 compared to the allowance for loan losses under the incurred loss method of $37.07 million at December 31, 2020. The percentage of the allowance to outstanding loans was 1.37% and 1.37% at March 31, 2021 and December 31, 2020, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding. Due to the adoption of ASC 326 (CECL) in 2021, the ACL under CECL will not be comparable to the allowance for loan losses in 2020. The changes in the ACL in 2021 compared to December 31, 2020 is the result of the following factors: $2.75 million increase upon adoption of ASC 326 (CECL) on January 1, 2021; changes after adoption for the three months ended March 31, 2021 include improvements in the economic factor forecasts, primarily Iowa unemployment, used in the ACL calculation which resulted in a decrease of $1.12 million; decrease in loan volume which resulted in a decrease of $0.64 million; changes in prepayment and curtailment rates resulting in decrease of $0.55 million; and decreases in historical loss rates along with net recoveries in the first quarter of 2021 resulting in a decrease of $0.89 million.

The adequacy of the allowance is reviewed quarterly and adjusted as appropriate after consideration has been given to the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition. The growth of the loan portfolio and the trends in problem and watch loans are significant elements in the determination of the provision for credit losses.  Quantitative factors include the Company’s historical loss experience, which is then adjusted for levels and trends in past due, levels and trends in charged-off and recovered loans, trends in volume growth, trends in problem and watch loans, trends in restructured loans, local economic trends and conditions, industry and other conditions, and effects of changing interest rates.

Management has determined that the allowance for credit losses was adequate at March 31, 2021, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and

Index

HILLS BANCORPORATION
political factors. The relative level of allowance for credit losses is reviewed and compared to industry data. This review encompasses levels of total collateral-dependent loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Investment securities available for sale held by the Company increased by $25.34 million from December 31, 2020 to March 31, 2021.  The fair value of securities available for sale was $8.00 million more than the amortized cost of such securities as of March 31, 2021.  At December 31, 2020, the fair value of the securities available for sale was $11.70 million more than the amortized cost of such securities.

Deposits increased $218.76 million in the first three months of 2021 primarily due to temporary public funds of approximately $104 million and the start of disbursement of 2021 PPP loan funds to customers' accounts. A portion of the increase can also be attributed to the current negative economic environment creating volatility in the equity markets. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $73.19 million as of March 31, 2021 with an average rate of 0.33%.  Brokered deposits were $74.08 million as of December 31, 2020 with an average interest rate of 0.34%. As of March 31, 2021 and December 31, 2020, brokered deposits were 2.15% and 2.32% of total deposits, respectively.

Federal Home Loan Bank (FHLB) borrowings were $105 million as of March 31, 2021 and December 31, 2020. It is expected that the FHLB funding source will be considered in the future if loan growth exceeds core deposit increases and the interest rates on funds borrowed from the FHLB are favorable compared to other funding alternatives.

Dividends and Equity

In January 2021, Hills Bancorporation paid a dividend of $8.77 million or $0.94 per share.  The dividend paid in January 2020 was $0.89 per share. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of March 31, 2021 totaled $413.25 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. As of March 31, 2020, the Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9%. The CARES Act reduced the minimum ratio to 8% beginning in the 2nd quarter of 2020 through December 31, 2020, increasing to 8.5% for 2021 and returning to 9% beginning January 1, 2022. As of March 31, 2021 and December 31, 2020, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of March 31, 2021 and December 31, 2020 are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of March 31, 2021:
Company:
Community Bank Leverage ratio	$452,880	11.77%	8.500%

Bank:
Community Bank Leverage ratio	453,527	11.80	8.500

Index

HILLS BANCORPORATION

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2020:
Company:
Community Bank Leverage ratio	$452,123	11.91%	8.00%

Bank:
Community Bank Leverage ratio	453,073	11.94	8.00

Index

HILLS BANCORPORATION
Discussion of operations for the three months ended March 31, 2021 and 2020

Net Income Overview
Net income increased $8.12 million for the three months ended March 31, 2021 compared to the first three months of 2020.  Total net income was $15.20 million in 2021 and $7.08 million in the comparable period in 2020, an increase of 114.80%.  The changes in net income in 2021 from the first three months of 2020 were primarily the result of the following:

•Net interest income increased by $1.64 million, before credit loss expense.
•For the three months ended March 31, 2021, a reversal of credit loss reserves was recorded totaling $2.98 million. This represents a decrease of $7.63 million from the provision for loan losses under the incurred loss model of $4.65 million for the three months ended March 31, 2020.
•Noninterest income increased by $2.87 million.
•Noninterest expenses increased by $1.47 million.
•Income tax expense increased by $2.55 million.
For the three month period ended March 31, 2021 and March 31, 2020 basic earnings per share was $1.63 and $0.75, respectively. Diluted earnings per share was $1.63 for the three months ended March 31, 2021 compared to $0.75 for the same period in 2020.

The Company’s net income for the period was driven primarily by three important factors.  The first important factor is credit loss expense recorded under CECL. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.664 billion at March 31, 2021. Expected credit loss expense is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The expense reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of collateral-dependent loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk. Credit loss expense was a reduction of expense of $2.98 million in 2021 under CECL compared to an expense of $4.65 million in 2020 under the incurred loss model. The decrease is primarily attributable to improvements in the economic factor forecasts, primarily Iowa unemployment relative to the sizable expense taken for the first quarter of 2020 as a result of the significant economic uncertainties surrounding the pandemic, used in the determination of the allowance for credit losses which resulted in a decrease of $1.12 million; a decrease in loan volume which resulted in a decrease of $0.64 million; and decreases in historical loss rates along with net recoveries in the first quarter of 2021 resulting in a decrease of $0.89 million. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions, including, but not limited to, conditions associated with the COVID-19 pandemic and the attendant risks and uncertainties related thereto, asset quality and will continue to have potential volatility for the foreseeable future resulting from the adoption of CECL in the first quarter and the uncertainties due to the COVID-19 pandemic.

The second important factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $26.23 million for the first three months of 2021 was derived from the Company’s $3.734 billion of average earning assets during that period and its tax-equivalent net interest margin of 2.90%.  Average earning assets in the three months ended March 31, 2020 were $3.186 billion and the tax-equivalent net interest margin was 3.16%. Net interest income for the Company increased primarily as a result of the continued low interest rates on interest bearing deposits resulting in decreased interest expenses. The Company expects net interest compression to impact earnings for the foreseeable future due to competition for loans and deposits combined with the interest rate decreases by the Federal Reserve Board. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets and maintaining yield on loans. A significant portion of the increase in the loan portfolio is attributable to PPP loans. The Company anticipates most PPP loans will be forgiven in accordance with the SBA's requirements.

The third significant factor affecting the Company’s net income is net gain on the sale of loans. The net gain on the sale of loans was $3.00 million and $0.66 million for the three months ended March 31, 2021 and 2020, respectively, an increase of 356.38% for the three months ended March 31, 2021 compared to the same period in 2020. Loans originated for sale in the first three months of 2021 totaled $128.29 million compared to $55.61 million in the same period in 2020, an increase of 130.70%. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates and has been significantly impacted by the Federal Reserve Board's reduction of the federal funds rate to 0.25%, resulting in a significant amount of mortgage loan refinance activity.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2021 and 2020

Net Interest Income

Net interest income increased for the three months ended March 31, 2021 compared to the comparable period in 2020.  The increase was a result of the continued low interest rates on interest bearing deposits resulting in decreased interest expenses. The decrease in interest expense more than compensated for the decrease in interest income associated with the low rate environment. Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first three months of 2021 was 2.90% compared to 3.16% in 2020 for the same period.  Interest expense decreased $2.97 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to decreasing interest rates on deposits. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2021 compared to the comparable period in 2020 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$49,578	(0.17)%	$688	$(1,383)	$(695)
Taxable securities	37,716	(0.56)	115	(181)	(66)
Nontaxable securities	7,606	(0.30)	52	(173)	(121)
Federal funds sold	452,815	(1.16)	1,408	(1,882)	(474)
	$547,715		$2,263	$(3,619)	$(1,356)

Interest expense:
Interest-bearing demand deposits	$241,137	(0.48)%	$(438)	$1,223	$785
Savings deposits	193,898	(0.39)	(176)	895	719
Time deposits	98	(0.47)	42	793	835
FHLB borrowings	(80,000)	(0.11)	601	28	629
Interest-bearing other liabilities	(1)	(1.29)	—	—	—
	$355,132		$29	$2,939	$2,968
Change in net interest income			$2,292	$(680)	$1,612

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2021	2020
Yield on average interest-earning assets	3.43%	4.15%
Rate on average interest-bearing liabilities	0.70	1.27
Net interest spread	2.73%	2.88%
Effect of noninterest-bearing funds	0.17	0.28
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	2.90%	3.16%

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2021 and 2020

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met three times during the first three months of 2021.  The target rate decreased to 0.25% as of March 31, 2020.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of March 31, 2021, the rate indexes for the one, three and five year indexes were 0.07%, 0.35% and 0.92%, respectively.  The one year index decreased 58.82% from 0.17% at March 31, 2020, the three year index increased 17.14% and the five year index increased 148.65%.  The three year index was 0.29% and the five year index was 0.37% at March 31, 2020.  The targeted federal funds rate was 0.25% and 0.25% at March 31, 2021 and 2020, respectively.  The Company anticipates short term and long term rates in the indexes to remain consistent for 2021.

Credit Loss Expense

Credit loss expense was a reduction of expense of $2.98 million for the three months ended March 31, 2021 compared to an expense of $4.65 million in 2020 under the incurred loss model, a decrease of expense of $7.63 million.  Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio.  The credit loss expense taken to fund the allowance for credit losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The expense reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of collateral-dependent loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risks. Also, under CECL, a significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment, national real gross domestic product (GDP), all-transactions house price index for Iowa, Iowa real GDP, and the commercial real estate price index (CRE Index). The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions, including, but not limited to, conditions associated with the COVID-19 pandemic and the attendant risks and uncertainties related thereto, asset quality and will continue to have potential volatility for the foreseeable future resulting from the adoption of CECL in the first quarter and the uncertainties due to the COVID-19 pandemic.

The allowance for credit losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended March 31, 2021 and 2020, recoveries were $0.72 million and $0.37 million, respectively; and charge-offs were $0.17 million in 2021 and $0.44 million in 2020.  The allowance for credit losses totaled $36.62 million at March 31, 2021 compared to $37.07 million for the allowance for loan losses under the incurred loss model as of December 31, 2020.  The allowance represented 1.37% and 1.37% of loans held for investment at March 31, 2021 and December 31, 2020.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$3,003	$658	$2,345	356.38%
Trust fees	3,013	2,570	443	17.24
Service charges and fees	2,540	2,529	11	0.43
Other noninterest income	482	400	82	20.50
Gain on sale of investment securities	—	10	(10)	(100.00)
	$9,038	$6,167	$2,871	46.55

Loans originated for sale in the first three months of 2021 totaled $128.29 million compared to $55.61 million in the same period in 2020, an increase of 130.70%. In the three months ended March 31, 2021 and 2020, the net gain on sale of loans was

Index

HILLS BANCORPORATION
Discussion of operations for the three months ended March 31, 2021 and 2020

$3.00 million and $0.66 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $0.44 million to $3.01 million for the three months ended March 31, 2021 compared to the same period in 2020. This is due to the increase in assets under management of $0.60 billion from $1.65 billion as of March 31, 2020 to $2.26 billion as of March 31, 2021.

Other noninterest income categories experienced marginal period-to-period fluctuations for the three months ended March 31, 2021.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$10,564	$9,584	$980	10.23%
Occupancy	1,138	1,152	(14)	(1.22)
Furniture and equipment	1,983	1,781	202	11.34
Office supplies and postage	454	503	(49)	(9.74)
Advertising and business development	535	759	(224)	(29.51)
Outside services	3,188	2,685	503	18.73
FDIC insurance assessment	258	180	78	43.33
Other noninterest expense	579	583	(4)	(0.69)
	$18,699	$17,227	$1,472	8.54

In the three months ended March 31, 2021 and 2020, salaries and employee benefits expense increased $0.98 million. The increase is primarily the result of annual salary adjustments, hiring of additional employees to staff growth, increased variable compensation due to the increase in loans originated for sale described above and increased overtime due to the increase in loans originated for sale and processing of PPP loans.

Outside services increased $0.50 million to $3.19 million compared to the same period in 2020, primarily due to anticipated increases in data processing expenses with the continued significant mortgage refinance activity and other professional services.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended March 31, 2021.

Income Taxes

Federal and state income tax expenses were $4.36 million and $1.81 million for the three months ended March 31, 2021 and 2020, respectively. Income taxes as a percentage of income before taxes were 22.29% in 2021 and 20.34% in 2020.

Index

HILLS BANCORPORATION
Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.83% of the Company’s total assets at March 31, 2021 compared to 10.80% at December 31, 2020.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of March 31, 2021, the Company had borrowed $105.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $747.37 million at March 31, 2021.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $513.53 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2021.

As of March 31, 2021, investment securities with a carrying value of $10.17 million were pledged to collateralize public and trust deposits, derivative financial instruments, and other borrowings.  As of December 31, 2020, investment securities with a carrying value of $10.23 million were pledged.

Contractual Obligations

There have been no material changes with regard to contractual obligations disclosed in the Company’s Form 10-K for the year ended December 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company's primary market risk exposure is to changes in interest rates.  Interest rate risk is the risk to current or anticipated earnings or capital arising from movements in interest rates.  Interest rate risk arises from repricing risk, basis risk, yield curve risk and options risk.  Repricing risk is the difference between the timing of rate changes and the timing of cash flows.  Basis risk is the difference from changing rate relationships among different yield curves affecting Bank activities.  Yield curve risk is the difference from changing rate relationships across the spectrum of maturities.  Option risk is the difference resulting from interest-related options imbedded in Bank products.  The Bank’s primary source of interest rate risk exposure arises from repricing risk.  To measure this risk the Bank uses a static gap measurement system that identifies the repricing gaps across the full maturity spectrum of the Bank’s assets and liabilities and an earnings simulation approach.  The gap schedule is known as the interest rate sensitivity report.  The report reflects the repricing characteristics of the Bank’s assets and liabilities.  The report details the calculation of the gap ratio.  This ratio indicates the amount of interest-earning assets repricing within a given period in comparison to the amount of interest-bearing liabilities repricing within the same period of time.  A gap ratio of 1.0 indicates a matched position, in which case the effect on net interest income due to interest rate movements will be minimal.  A gap ratio of less than 1.0 indicates that more liabilities than assets reprice within the time period, and a ratio greater than 1.0 indicates that more assets reprice than liabilities.

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

There have been no material changes in the Bank's interest rate risk, as monitored by management, since December 31, 2020. Such risk remains elevated due to the significant Federal Reserve rate cuts in the first quarter of 2020 and the continued low interest rate environment.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Except as otherwise provided below, there have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2020.

Our allowances for credit losses for loans and debt securities may prove inadequate or we may be negatively affected by credit risk exposures. Also, future additions to our allowance for credit losses will reduce our future earnings.

Our business depends on the creditworthiness of our customers. As with most financial institutions, we maintain allowances for credit losses for loans and debt securities to provide for defaults and nonperformance, which represent an estimate of expected losses over the remaining contractual lives of the loan and debt security portfolios. This estimate is the result of our continuing evaluation of specific credit risks and loss experience, current loan and debt security portfolio quality, present economic, political and regulatory conditions, industry concentrations, reasonable and supportable forecasts for future conditions and other factors that may indicate losses. The determination of the appropriate levels of the allowances for loan and debt security credit losses inherently involves a high degree of subjectivity and judgment and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes. Generally, our nonperforming loans and OREO reflect operating difficulties of individual borrowers and weaknesses in the economies of the markets we serve. The allowances may not be adequate to cover actual losses, and future allowance for credit losses could materially and adversely affect our financial condition, results of operations and cash flows.

Index
Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and we use estimates in determining the fair value of certain of our assets, the expected credit losses related to loans and debt securities, and the amount of other loss contingencies as of the balance sheet date, which estimates are subject to very large uncertainty.

A portion of our assets are carried on the balance sheet at fair value, including debt securities available for sale. Generally, for assets that are reported at fair value, we use quoted market prices or internal valuation models that utilize observable market data inputs to estimate their fair value as of the balance sheet date. In certain cases, observable market prices and data may not be readily available or their availability may be diminished due to market conditions. We use financial models to value certain of these assets. These models are complex and use asset-specific collateral data and market inputs for interest rates. Although we have processes and procedures in place governing internal valuation models and their testing and calibration, such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. Different assumptions could have resulted in significant changes in valuation, which in turn would have affected earnings or resulted in significant changes in the dollar amount of assets reported on the balance sheet or both.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 to January 31	11,148	$61.60	11,148	139,227
February 1 to February 28	1,702	62.50	1,702	137,525
March 1 to March 31	8,002	63.50	8,002	129,523
Total	20,852	$62.88	20,852	129,523

(1)  On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2022.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

Index

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q Filed with the Commission on May 6, 2015.
3.2	Amended and Restated Bylaws of Hills Bancorporation, incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q Filed with the Commission on May 6, 2019.
4.1	Description of Registered Securities, incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed with the Commission on March 6, 2020.
10.1	Employment Agreement between the Company and Joseph A. Schueller, dated March 29, 2021..
10.2	Restricted Stock Agreement between the Company and Joseph A. Schueller, dated March 29, 2021..
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1), (2)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
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

HILLS BANCORPORATION

Date:	May 7 2021	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	May 7 2021	By: /s/ Joseph A. Schueller
Joseph A. Schueller, Treasurer, Chief Financial Officer and Chief Accounting Officer

Index
HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2021

Exhibit Number	Description	Page Number In The Sequential Numbering System March 31, 2021 Form 10-Q

10.1	Employment Agreement between the Company and Joseph A. Schueller, dated March 29, 2021..	76-79

10.2	Restricted Stock Agreement between the Company and Joseph A. Schueller, dated March 29, 2021..	80-85

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	86-87

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	88