Form 10-Q
period 2021-06-30
HILLS BANCORPORATION
filed 2021-08-06
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		July 31, 2021

Common Stock	No par value	9,301,650

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$709,180	$574,310
Investment securities available for sale at fair value (amortized cost June 30, 2021 $461,290; December 31, 2020 $396,670)	468,485	408,372
Stock of Federal Home Loan Bank	8,746	8,172
Loans held for sale	15,587	43,947
Loans, net of allowance for credit losses June 30, 2021 $35,940; net of allowance for loan losses December 31, 2020 $37,070	2,648,925	2,674,012
Property and equipment, net	34,962	35,878
Tax credit real estate investment	10,952	7,273
Accrued interest receivable	11,631	12,177
Deferred income taxes, net	8,010	6,088
Goodwill	2,500	2,500
Other assets	7,362	7,882
Total Assets	$3,926,340	$3,780,611

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$579,049	$532,190
Interest-bearing deposits	2,742,866	2,660,378
Total deposits	$3,321,915	$3,192,568
Other borrowings	108	—
Federal Home Loan Bank borrowings	105,000	105,000
Accrued interest payable	1,306	1,733
Allowance for credit losses on off-balance sheet credit exposures	4,090	—
Other liabilities	19,817	17,905
Total Liabilities	$3,452,236	$3,317,206

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$48,726	$47,329

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued June 30, 2021 10,330,326 shares; December 31, 2020 10,330,242 shares	$—	$—
Paid in capital	60,776	60,233
Retained earnings	455,115	439,831
Accumulated other comprehensive income	5,400	8,782
Treasury stock at cost (June 30, 2021 1,024,074 shares; December 31, 2020 999,247 shares)	(47,187)	(45,441)
Total Stockholders' Equity	$474,104	$463,405
Less maximum cash obligation related to ESOP shares	48,726	47,329
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$425,378	$416,076
Total Liabilities & Stockholders' Equity	$3,926,340	$3,780,611

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$28,752	$30,332	$57,952	$60,225
Investment securities:
Taxable	871	883	1,689	1,767
Nontaxable	972	971	1,917	2,008
Federal funds sold	199	60	363	698
Total interest income	$30,794	$32,246	$61,921	$64,698
Interest expense:
Deposits	$3,849	$5,285	$8,002	$11,777
FHLB borrowings	749	1,360	1,490	2,730
Total interest expense	$4,598	$6,645	$9,492	$14,507
Net interest income	$26,196	$25,601	$52,429	$50,191
Provision for credit losses (2021); Provision for loan losses (2020)	(1,659)	8	(4,643)	4,657
Net interest income after credit loss expense and provision for loan losses	$27,855	$25,593	$57,072	$45,534
Noninterest income:
Net gain on sale of loans	$1,728	$1,898	$4,731	$2,556
Trust fees	3,064	2,386	6,077	4,956
Service charges and fees	3,114	2,262	5,654	4,791
Other noninterest income	76	(15)	558	385
Gain on sale of investment securities	—	—	—	10
	$7,982	$6,531	$17,020	$12,698

Noninterest expenses:
Salaries and employee benefits	$10,639	$10,126	$21,203	$19,710
Occupancy	1,042	1,029	2,180	2,181
Furniture and equipment	1,888	1,969	3,871	3,750
Office supplies and postage	386	405	840	908
Advertising and business development	449	380	984	1,139
Outside services	3,097	2,517	6,285	5,202
FDIC insurance assessment	252	214	510	394
Other noninterest expense	466	232	1,045	815
	$18,219	$16,872	$36,918	$34,099
Income before income taxes	$17,618	$15,252	$37,174	$24,133
Income taxes	4,008	3,541	8,367	5,347
Net income	$13,610	$11,711	$28,807	$18,786

Earnings per share:
Basic	$1.46	$1.25	$3.09	$2.00
Diluted	$1.46	$1.25	$3.09	$2.00

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$13,610	$11,711	$28,807	$18,786

Other comprehensive (loss) income
Securities:
Net change in unrealized (loss) income on securities available for sale	$(805)	$7,740	$(4,507)	$8,304
Reclassification adjustment for net gains realized in net income	—	—	—	(10)
Income taxes	201	(1,931)	1,125	(2,070)
Other comprehensive (loss) income on securities available for sale	$(604)	$5,809	$(3,382)	$6,224
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	$—	$8	$—	$(1,090)
Income taxes	—	(2)	—	272
Other comprehensive income (loss) on cash flow hedges	$—	$6	$—	$(818)

Other comprehensive (loss) income, net of tax	$(604)	$5,815	$(3,382)	$5,406

Comprehensive income	$13,006	$17,526	$25,425	$24,192

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended June 30, 2021 and 2020
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, March 31, 2020	$59,733	$408,259	$1,006	$(41,939)	$(50,249)	$376,810
Issuance of 1,148 shares of common stock	43	—	—	30	—	73
Issuance of 1,857 shares of common stock under the employee stock purchase plan	99	—	—	—	—	99
Unearned restricted stock compensation	191	—	—	—	—	191
Forfeiture of 580 shares of common stock	(29)	—	—	—	—	(29)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	4,920	4,920
Net income	—	11,711	—	—	—	11,711
Purchase of 13,719 shares of common stock	—	—	—	(878)	—	(878)
Other comprehensive income	—	—	5,815	—	—	5,815
Balance, June 30, 2020	$60,043	$419,970	$6,821	$(42,787)	$(45,329)	$398,718

Balance, March 31, 2021	$60,611	$441,505	$6,004	$(46,735)	$(48,134)	$413,251
Issuance of 4,096 shares of common stock	153	—	—	110	—	263
Issuance of 1,821 shares of common stock under the employee stock purchase plan	106	—	—	—	—	106
Unearned restricted stock compensation	79	—	—	—	—	79
Forfeiture of 3,455 shares of common stock	(179)	—	—	—	—	(179)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	(592)	(592)
Net income	—	13,610	—	—	—	13,610
Purchase of 8,728 shares of common stock	—	—	—	(562)	—	(562)
Other comprehensive loss	—	—	(604)	—	—	(604)
Balance, June 30, 2021	$60,776	$455,115	$5,400	$(47,187)	$(48,726)	$425,378

Index

Six Months Ended June 30, 2021 and 2020
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2019	$55,943	$409,509	$1,415	$(39,830)	$(51,826)	$375,211
Issuance of 92,422 shares of common stock	3,547	—	—	2,459	—	6,006
Issuance of 3,569 shares of common stock under the employee stock purchase plan	200	—	—	—	—	200
Unearned restricted stock compensation	393	—	—	—	—	393
Forfeiture of 1,023 shares of common stock	(52)	—	—	—	—	(52)
Share-based compensation	12	—	—	—	—	12
Change related to ESOP shares	—	—	—	—	6,497	6,497
Net income	—	18,786	—	—	—	18,786
Cash dividends ($0.89 per share)	—	(8,325)	—	—	—	(8,325)
Purchase of 82,600 shares of common stock	—	—	—	(5,416)	—	(5,416)
Other comprehensive income	—	—	5,406	—	—	5,406
Balance, June 30, 2020	$60,043	$419,970	$6,821	$(42,787)	$(45,329)	$398,718

Balance, December 31, 2020	$60,233	$439,831	$8,782	$(45,441)	$(47,329)	$416,076
Cumulative change in accounting principle (Note 1)	—	(4,751)	—	—	—	(4,751)
Balance, January 1, 2021 (as adjusted for change in accounting principle)	60,233	435,080	8,782	(45,441)	(47,329)	411,325
Issuance of 4,753 shares of common stock	177	—	—	127	—	304
Issuance of 3,839 shares of common stock under the employee stock purchase plan	220	—	—	—	—	220
Unearned restricted stock compensation	330	—	—	—	—	330
Forfeiture of 3,755 shares of common stock	(196)	—	—	—	—	(196)
Share-based compensation	12	—	—	—	—	12
Change related to ESOP shares	—	—	—	—	(1,397)	(1,397)
Net income	—	28,807	—	—	—	28,807
Cash dividends ($0.94 per share)	—	(8,772)	—	—	—	(8,772)
Purchase of 29,580 shares of common stock	—	—	—	(1,873)	—	(1,873)
Other comprehensive loss	—	—	(3,382)	—	—	(3,382)
Balance, June 30, 2021	$60,776	$455,115	$5,400	$(47,187)	$(48,726)	$425,378

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$28,807	$18,786
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation	1,617	1,749
Provision for credit losses (2021) and loan losses (2020)	(4,643)	4,657
Net gain on sale of investment securities available for sale	—	(10)
Forfeiture of common stock	(196)	(52)
Share-based compensation	12	12
Compensation expensed through issuance of common stock	304	162
Provision for deferred income taxes	782	(996)
Net gain on sale of other real estate owned and other repossessed assets	(25)	—
Decrease (increase) in accrued interest receivable	546	(155)
Amortization of premium on investment securities, net	549	372
Decrease in other assets	262	1,705
Amortization of operating lease right-of-use assets	213	102
Increase (decrease) in accrued interest payable and other liabilities	2,321	(4,180)
Loans originated for sale	(252,653)	(237,416)
Proceeds on sales of loans	285,744	207,850
Net gain on sales of loans	(4,731)	(2,556)
Net cash and cash equivalents provided by (used in) operating activities	$58,909	$(9,970)

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$59,538	$48,980
Proceeds from sales of investment securities available for sale	—	313
Purchases of investment securities available for sale	(124,706)	(52,533)
Purchases of stock of Federal Home Loan Bank	(575)	(310)
Loans made to customers, net of collections	26,984	(114,621)
Proceeds on sale of other real estate owned and other repossessed assets	70	—
Purchases of property and equipment	(701)	(919)
Investment in tax credit real estate	(4,183)	—
Net changes from tax credit real estate investment	504	732
Net cash and cash equivalents used in investing activities	$(43,069)	$(118,358)

Cash Flows from Financing Activities
Net increase in deposits	$129,347	$262,885
Net increase in other borrowings	108	—
Issuance of common stock, net of costs	—	5,844
Purchase of treasury stock	(1,873)	(5,416)
Proceeds from the issuance of common stock through the employee stock purchase plan	220	200
Dividends paid	(8,772)	(8,325)
Net cash and cash equivalents provided by financing activities	$119,030	$255,188

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Six Months Ended June 30,
	June 30, 2021	June 30, 2020
Increase in cash and cash equivalents	$134,870	$126,860
Cash and cash equivalents:
Beginning of period	574,310	241,965
End of period	$709,180	$368,825

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$8,429	$12,058
Interest paid on other obligations	1,490	2,730
Income taxes paid	5,015	4,275

Noncash activities:
Increase/(decrease) in maximum cash obligation related to ESOP shares	$1,397	$(6,497)

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

Operating results for the six month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2020 filed with the Securities Exchange Commission on March 5, 2021.  The consolidated balance sheet as of December 31, 2020, has been derived from the audited consolidated financial statements for that period.

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

Certain Significant Estimates:

The allowance for credit losses and loan losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at June 30, 2021 may change in the near-term and the effect could be material to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of June 30, 2021, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of June 30, 2021.

Tax Credit Real Estate:

Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of June 30, 2021. The Bank has a 99% or greater limited partnership interest in each limited partnership. The investment in each was completed after the projects had been developed by the general partner. The Company evaluates the recoverability of the carrying value on a regular basis. If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

In February 2019, the Company entered into a Letter of Intent to invest in Del Ray Ridge LP, as limited partner, which will own and operate an affordable housing property in Iowa City, Iowa. The Company provided construction financing for the project and in February 2021 contributed capital of $4.18 million. The Company accounts for the investment in this tax credit real estate using the proportional amortization method as provided for under Accounting Standards Codification (ASC) 323-740. The investment qualifies for the proportional amortization method as it meets all of the criteria under ASC 323-740-25-1. Substantially all of the projected benefits are from tax credits and other tax benefits due to the minimum buyout clause included in the partnership agreement.

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

Accrued interest receivable on AFS debt securities totaled $1.82 million at June 30, 2021 and is excluded from the estimate of credit losses.

Allowance for Credit Losses on Tax Credit Real Estate Investments: On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if an allowance for credit losses is necessary. The

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
allowance for credit losses is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, the allowance for credit losses would be established with a charge to credit loss expense. There were no indications of impairment based on management's evaluation and therefore no allowance for credit losses was determined necessary as of June 30, 2021.

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

Loans Held For Investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $9.49 million at June 30, 2021 and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Commercial - The commercial loan portfolio segment is comprised of the commercial real estate mortgage, multifamily residential mortgage, construction/land development and commercial and financial loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower's and associated guarantors or other related party's financial position. These other factors include assessing liquidity, the level and composition of net worth, leverage, considering all other lender amounts and position, an analysis of cash expected to flow through the obligors including the outflow to other lenders, vacancies and prior experience with the borrower. This information is used to assess adequate financial capacity, profitability, and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity, and availability of long-term financing. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate, the all-transactions house price index for Iowa, the Iowa real GDP and the commercial real estate price index (for commercial real estate).

Consumer Lending - The Bank offers consumer loans to individuals including personal loans and automobile loans. These consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than real estate-related loans. Consumer loans collections are dependent on the borrower's continuing financial stability and are more likely to be affected by adverse personal circumstances. Collateral for these loans generally includes automobiles, boats, recreational vehicles and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to recover and may fluctuate in value based on condition. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the Iowa real GDP.

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

Effect of New Financial Accounting Standards:

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing specific exceptions included in Topic 740, introducing other simplifications and making technical corrections. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The adoption of ASU 2019-12 by the Company on January 1, 2021 did not have a material impact on the financial statements.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40), Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in this ASU affect entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exhanged and remains equity classified after the modification or exchange. An entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option to compensate for goods or services in accordance with the guidance in Topic 718, Compensation-Stock Compensation. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company is in the process of evaluating the impact of this ASU on the financial statements.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2021	June 30, 2020	2021	2020
Common shares outstanding at the beginning of the period	9,312,518	9,375,356	9,330,995	9,351,694
Weighted average number of net shares (redeemed) issued	(3,315)	(5,496)	(15,711)	39,905
Weighted average shares outstanding (basic)	9,309,203	9,369,860	9,315,284	9,391,599
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	3,567	3,785	3,546	3,721
Weighted average number of shares (diluted)	9,312,770	9,373,645	9,318,830	9,395,320
Net income (In thousands)	$13,610	$11,711	$28,807	$18,786
Earnings per share:
Basic	$1.46	$1.25	$3.09	$2.00
Diluted	$1.46	$1.25	$3.09	$2.00

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3.Accumulated Other Comprehensive Income

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(amounts in thousands)
Net unrealized gain on available-for-sale securities	$7,195	$11,702
Tax effect	(1,795)	(2,920)
Net-of-tax amount	$5,400	$8,782

Note 4.Securities

The carrying values of investment securities at June 30, 2021 and December 31, 2020 are summarized in the following table (dollars in thousands):

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$197,293	42.11%	$148,646	36.40%
Other securities (FHLB, FHLMC and FNMA)	34,909	7.45	35,160	8.61
State and political subdivisions	226,406	48.33	224,566	54.99
Mortgage-backed securities and collateralized mortgage obligations	9,877	2.11	—	—
Total securities available for sale	$468,485	100.00%	$408,372	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of June 30, 2021 and December 31, 2020, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. There were no trading or held to maturity securities as of June 30, 2021 or December 31, 2020.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The carrying amount of available-for-sale securities, fair values and allowance for credit losses were as follows as of June 30, 2021 and December 31, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
June 30, 2021
U.S. Treasury	$194,131	$3,684	$(522)	$—	$197,293
Other securities (FHLB, FHLMC and FNMA)	35,402	—	(493)	—	34,909
State and political subdivisions	221,802	5,351	(747)	—	226,406
Mortgage-backed securities and collateralized mortgage obligations	9,955	1	(79)	—	$9,877
Total	$461,290	$9,036	$(1,841)	$—	$468,485
December 31, 2020:
U.S. Treasury	$143,467	$5,179	$—	$—	$148,646
Other securities (FHLB, FHLMC and FNMA)	35,195	35	(70)	—	35,160
State and political subdivisions	218,008	6,674	(116)	—	224,566
Total	$396,670	$11,888	$(186)	$—	$408,372

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at June 30, 2021, were as follows (in thousands) below. Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due in one year or less	$51,266	$51,595
Due after one year through five years	250,975	255,066
Due after five years through ten years	112,730	115,666
Due over ten years	36,364	36,281
	$451,335	$458,608
Mortgage-backed securities and collateralized mortgage obligations	9,955	9,877
	$461,290	$468,485

As of June 30, 2021 investment securities with a carrying value of $10.21 million were pledged to collateralize other borrowings. As of June 30, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

There were no sales of available-for-sale securities for the three months ended June 30, 2021 and 2020. Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows for the six months ended June 30, 2021 and 2020 (in thousands):

	June 30, 2021	June 30, 2020
Sales proceeds	$—	$313
Gross realized gains	—	10
Gross realized losses	—	—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020 (in thousands):

	Less than 12 months				12 months or more				Total
June 30, 2021 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	27	$68,361	$(522)	0.76%	—	$—	$—	—%	27	$68,361	$(522)	0.76%

Other securities (FHLB, FHLMC and FNMA)	14	34,909	(493)	1.41	—	—	—	—	14	34,909	(493)	1.41

State and political subdivisions	143	52,985	(737)	1.39	4	557	(10)	1.80	147	53,542	(747)	1.40

Mortgage-backed securities and collateralized mortgage obligations	4	9,877	(79)	0.80	—	—	—	—	4	9,877	(79)	0.80

Total temporarily impaired securities	188	$166,132	$(1,831)	1.10%	4	$557	$(10)	1.80%	192	$166,689	$(1,841)	1.10%

	Less than 12 months				12 months or more				Total
December 31, 2020 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	—	$—	$—	—%	—	$—	$—	—%	—	$—	$—	—%

Other securities (FHLB, FHLMC and FNMA)	8	20,019	(70)	0.35	—	—	—	—	8	20,019	(70)	0.35

State and political subdivisions	35	14,168	(110)	0.78	4	370	(6)	1.62	39	14,538	(116)	0.80

Total temporarily impaired securities	43	$34,187	$(180)	0.53%	4	$370	$(6)	1.62%	47	$34,557	$(186)	0.54%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of June 30, 2021. The fair value is expected to recover as the securities approach maturity. The U.S. Treasury and other securities are issued and guaranteed by U.S. government-sponsored entities and agencies. The mortgage-backed securities and collateralized mortgage obligations have implied U.S. government guarantees of the agency securities. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectibility or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
available relevant information. Considering the above factors and total unrealized losses being insignificant as of June 30, 2021, management has determined that no allowance for credit losses is necessary for the securities portfolio as of June 30, 2021.

Note 5.Loans

Classes of loans are as follows:

	June 30, 2021	December 31, 2020
	(Amounts In Thousands)
Agricultural	$89,694	$94,842
Commercial and financial	269,752	286,242
Real estate:
Construction, 1 to 4 family residential	73,866	71,117
Construction, land development and commercial	117,633	111,913
Mortgage, farmland	250,610	247,142
Mortgage, 1 to 4 family first liens	883,095	892,089
Mortgage, 1 to 4 family junior liens	115,894	127,833
Mortgage, multi-family	387,747	374,014
Mortgage, commercial	410,870	417,139
Loans to individuals	31,868	31,325
Obligations of state and political subdivisions	52,740	56,488
	$2,683,769	$2,710,144
Net unamortized fees and costs	1,096	938
	$2,684,865	$2,711,082
Less allowance for credit losses (2021) and loan losses (2020)	35,940	37,070
	$2,648,925	$2,674,012

As of June 30, 2021 and December 31, 2020, the Company has outstanding balances of $67.53 million and $86.50 million, respectively, of loans issued under the Paycheck Protection Program (PPP) and $2.58 million and $2.12 million, respectively, of deferred PPP loan fees recorded with commercial and financial loans. For the six months ended June 30, 2021, the Company has recognized $3.23 million of deferred PPP loan fees in interest income and has received total forgiveness payments of $117.53 million from the SBA. For the six months ended June 30, 2020, there were $0.61 PPP loan fees recognized and no forgiveness payments received from the SBA.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses, the allowance for credit losses applicable to individually evaluated loans and the related loan balance of individually evaluated loans for the three and six months ended June 30, 2021 were as follows:

	Three Months Ended June 30, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance	$2,147	$5,114	$2,288	$4,668	$11,496	$9,621	$1,286	$36,620
Charge-offs	—	(46)	(3)	(1)	(7)	(10)	(30)	(97)
Recoveries	57	301	57	25	269	77	40	826
Credit loss expense	(149)	(567)	141	212	(879)	19	(186)	(1,409)

Ending balance	$2,055	$4,802	$2,483	$4,904	$10,879	$9,707	$1,110	$35,940

	Six Months Ended June 30, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070
Impact of adopting ASC 326	(328)	298	327	763	522	1,396	(232)	2,746
Charge-offs	—	(76)	(3)	(1)	(82)	(10)	(96)	(268)
Recoveries	89	535	91	25	508	216	77	1,541
Credit loss expense	(214)	(840)	(251)	(56)	(2,437)	(1,310)	(41)	(5,149)

Ending balance	$2,055	$4,802	$2,483	$4,904	$10,879	$9,707	$1,110	$35,940

Ending balance, individually evaluated for credit losses	$—	$54	$125	$—	$51	$162	$6	$398

Ending balance, collectively evaluated for credit losses	$2,055	$4,748	$2,358	$4,904	$10,828	$9,545	$1,104	$35,542

Loans:
Ending balance	$89,694	$269,752	$191,499	$250,610	$998,989	$798,617	$84,608	$2,683,769

Ending balance, individually evaluated for credit losses	$1,094	$1,601	$611	$1,575	$6,175	$6,294	$6	$17,356

Ending balance, collectively evaluated for credit losses	$88,600	$268,151	$190,888	$249,035	$992,814	$792,323	$84,602	$2,666,413

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for loan losses for the three and six months ended June 30, 2020 were as follows:

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses for off-balance sheet credit exposures for the three and six months ended June 30, 2021 were as follows:

	Three Months Ended June 30, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance	$443	$1,824	$933	$202	$646	$250	$42	$4,340
Credit loss expense	51	(295)	(69)	(95)	145	25	(12)	(250)
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$494	$1,529	$864	$107	$791	$275	$30	$4,090

	Six Months Ended June 30, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance, prior to adoption of ASC 326	$—	$—	$—	$—	$—	$—	$—	$—
Impact of adopting ASC 326	385	1,585	736	180	471	212	15	3,584
Credit loss expense	109	(56)	128	(73)	320	63	15	506
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$494	$1,529	$864	$107	$791	$275	$30	$4,090

Credit loss expense for off-balance sheet credit exposures is included in credit loss expense on the consolidated statement of income for the three and six months ended June 30, 2021.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

The following tables present the credit quality indicators and origination years by type of loan in each category as of June 30, 2021 (amounts in thousands):

	Agricultural
June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$436	$235	$40	$20	$—	$—	$4,337	$5,068
Good	593	1,732	656	75	77	33	4,565	7,731
Satisfactory	4,786	7,916	2,182	2,148	633	247	20,878	38,790
Monitor	4,558	6,042	1,221	752	179	419	17,359	30,530
Special Mention	1,563	454	87	167	17	—	3,750	6,038
Substandard	882	121	222	116	—	—	196	1,537
Total	$12,818	$16,500	$4,408	$3,278	$906	$699	$51,085	$89,694

	Commercial and Financial
June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$6,903	$1,350	$5	$275	$54	$—	$3,990	$12,577
Good	9,584	13,495	3,234	1,158	471	2,529	12,527	42,998
Satisfactory	57,786	36,028	9,453	4,638	3,020	1,227	36,634	148,786
Monitor	15,172	19,315	5,573	1,655	1,032	856	13,122	56,725
Special Mention	975	1,103	408	100	—	8	296	2,890
Substandard	1,731	1,210	309	75	142	—	2,309	5,776
Total	$92,151	$72,501	$18,982	$7,901	$4,719	$4,620	$68,878	$269,752

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Construction, 1 to 4 Family Residential
June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	733	727	—	—	—	—	14,017	15,477
Satisfactory	4,362	5,725	—	—	—	—	34,626	44,713
Monitor	1,127	—	—	—	—	—	11,803	12,930
Special Mention	—	—	—	—	—	—	635	635
Substandard	111	—	—	—	—	—	—	111
Total	$6,333	$6,452	$—	$—	$—	$—	$61,081	$73,866

	Real Estate: Construction, Land Development and Commercial
June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$56	$—	$—	$—	$152	$8	$—	$216
Good	1,224	2,699	—	—	155	172	10,489	14,739
Satisfactory	12,216	10,262	4,073	359	1,040	212	34,929	63,091
Monitor	3,132	4,916	7	168	263	—	22,923	31,409
Special Mention	86	—	—	—	—	—	—	86
Substandard	7,000	301	199	—	—	—	592	8,092
Total	$23,714	$18,178	$4,279	$527	$1,610	$392	$68,933	$117,633

	Real Estate: Mortgage, Farmland
June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$3,664	$139	$59	$104	$58	$143	$4,167
Good	4,704	18,018	2,135	2,404	5,742	5,041	3,843	41,887
Satisfactory	36,416	46,393	13,084	9,938	10,367	16,265	9,359	141,822
Monitor	2,557	22,564	7,418	4,801	2,136	7,786	5,831	53,093
Special Mention	4,031	697	—	—	1,174	211	—	6,113
Substandard	2,522	455	296	50	—	205	—	3,528
Total	$50,230	$91,791	$23,072	$17,252	$19,523	$29,566	$19,176	$250,610

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, 1 to 4 Family First Liens
June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$468	$1,382	$441	$25	$153	$313	$—	$2,782
Good	3,576	13,241	3,505	3,438	4,304	11,554	4,198	43,816
Satisfactory	106,368	200,444	83,748	81,819	72,313	144,363	7,186	696,241
Monitor	13,870	55,698	7,374	8,330	10,969	17,671	2,684	116,596
Special Mention	587	3,193	1,013	1,282	569	2,110	—	8,754
Substandard	1,578	1,961	1,494	1,584	808	7,481	—	14,906
Total	$126,447	$275,919	$97,575	$96,478	$89,116	$183,492	$14,068	$883,095

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$16	$—	$—	$—	$—	$504	$520
Good	34	876	294	—	111	510	1,575	3,400
Satisfactory	6,176	11,585	7,138	9,239	6,531	8,205	55,083	103,957
Monitor	179	1,261	317	449	280	318	2,348	5,152
Special Mention	108	529	60	111	108	140	212	1,268
Substandard	111	381	92	410	106	198	299	1,597
Total	$6,608	$14,648	$7,901	$10,209	$7,136	$9,371	$60,021	$115,894

	Real Estate: Mortgage, Multi-Family
June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$2,584	$6,334	$—	$—	$—	$733	$—	$9,651
Good	5,730	35,638	1,868	1,280	2,865	9,989	—	57,370
Satisfactory	44,791	108,424	22,099	1,640	7,612	18,577	14,575	217,718
Monitor	27,383	30,137	760	1,187	1,612	1,479	7,257	69,815
Special Mention	—	13,529	1,688	—	—	—	—	15,217
Substandard	12,324	—	—	—	—	5,652	—	17,976
Total	$92,812	$194,062	$26,415	$4,107	$12,089	$36,430	$21,832	$387,747

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Commercial
June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$2,205	$17,473	$—	$—	$3,557	$1,001	$—	$24,236
Good	11,298	45,661	3,522	3,410	5,560	6,937	10,222	86,610
Satisfactory	37,854	58,532	17,241	15,581	19,350	28,205	14,242	191,005
Monitor	8,250	59,519	6,210	1,845	2,554	4,332	3,713	86,423
Special Mention	158	8,448	306	921	2,015	6,488	—	18,336
Substandard	1,389	2,490	—	217	—	164	—	4,260
Total	$61,154	$192,123	$27,279	$21,974	$33,036	$47,127	$28,177	$410,870

	Loans to Individuals
June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	—	—	78	26	9	—	2	115
Satisfactory	7,296	8,487	3,358	1,601	275	9,875	58	30,950
Monitor	271	209	56	61	13	—	2	612
Special Mention	18	67	28	7	—	—	2	122
Substandard	—	38	18	3	5	4	1	69
Total	$7,585	$8,801	$3,538	$1,698	$302	$9,879	$65	$31,868

	Obligations of State and Political Subdivisions
June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$6,439	$—	$6,439
Good	—	3,261	—	—	—	9,397	—	12,658
Satisfactory	276	2,165	1,785	877	11,566	1,337	6,288	24,294
Monitor	—	846	213	104	184	4,476	3,382	9,205
Special Mention	—	—	—	—	—	144	—	144
Substandard	—	—	—	—	—	—	—	—
Total	$276	$6,272	$1,998	$981	$11,750	$21,793	$9,670	$52,740

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of June 30, 2021 and December 31, 2020 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
June 30, 2021
Agricultural	$152	$36	$97	$285	$89,409	$89,694	$—
Commercial and financial	1,160	44	23	1,227	268,525	269,752	—
Real estate:
Construction, 1 to 4 family residential	496	—	—	496	73,370	73,866	—
Construction, land development and commercial	892	—	96	988	116,645	117,633	—
Mortgage, farmland	205	241	—	446	250,164	250,610	—
Mortgage, 1 to 4 family first liens	827	1,022	2,646	4,495	878,600	883,095	411
Mortgage, 1 to 4 family junior liens	249	24	107	380	115,514	115,894	—
Mortgage, multi-family	—	5,323	—	5,323	382,424	387,747	—
Mortgage, commercial	3,933	—	—	3,933	406,937	410,870	—
Loans to individuals	186	23	5	214	31,654	31,868	—
Obligations of state and political subdivisions	—	—	—	—	52,740	52,740	—
	$8,100	$6,713	$2,974	$17,787	$2,665,982	$2,683,769	$411

December 31, 2020
Agricultural	$438	$—	$629	$1,067	$93,775	$94,842	$111
Commercial and financial	867	195	140	1,202	285,040	286,242	20
Real estate:
Construction, 1 to 4 family residential	190	—	536	726	70,391	71,117	536
Construction, land development and commercial	—	—	—	—	111,913	111,913	—
Mortgage, farmland	279	28	—	307	246,835	247,142	—
Mortgage, 1 to 4 family first liens	4,969	1,342	2,486	8,797	883,292	892,089	342
Mortgage, 1 to 4 family junior liens	436	21	155	612	127,221	127,833	47
Mortgage, multi-family	—	—	—	—	374,014	374,014	—
Mortgage, commercial	783	—	461	1,244	415,895	417,139	—
Loans to individuals	218	59	4	281	31,044	31,325	—
Obligations of state and political subdivisions	—	—	—	—	56,488	56,488	—
	$8,180	$1,645	$4,411	$14,236	$2,695,908	$2,710,144	$1,056

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain nonaccrual and TDR loan information by loan type at June 30, 2021 and December 31, 2020, was as follows:

	June 30, 2021				December 31, 2020
	Non-accrual loans (1)	Interest income recognized on non-accrual	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)				(Amounts In Thousands)
Agricultural	$714	—	$—	$380	$1,252	$111	$85
Commercial and financial	104	—	—	1,211	479	20	1,263
Real estate:
Construction, 1 to 4 family residential	111	—	—	—	315	536	—
Construction, land development and commercial	295	—	—	205	204	—	211
Mortgage, farmland	368	—	—	1,207	446	—	1,616
Mortgage, 1 to 4 family first liens	4,195	—	411	1,362	4,331	342	1,751
Mortgage, 1 to 4 family junior liens	187	—	—	20	193	47	20
Mortgage, multi-family	—	—	—	1,688	79	—	1,695
Mortgage, commercial	2,354	—	—	2,253	1,550	—	3,610
	$8,328	$—	$411	$8,326	$8,849	$1,056	$10,251

(1)There were $3.15 million and $2.97 million of TDR loans included within nonaccrual loans as of June 30, 2021 and December 31, 2020, respectively.

Loans 90 days or more past due that are still accruing interest decreased $0.65 million from December 31, 2020 to June 30, 2021. As of June 30, 2021 there were seven accruing loans past due 90 days or more. The average accruing loans past due as of June 30, 2021 are $0.06 million. There were 12 accruing loans past due 90 days or more as of December 31, 2020 and the average loan balance was $0.09 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.
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

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. In March 2020, various regulatory agencies, including the FRB and the FDIC, issued an interagency statement, effective immediately, on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of June 30, 2021, the total amount of the eligible loans in deferral (deferral of principal and/or interest) that met the requirements set forth under the CARES Act and therefore were not considered TDRs was 17 loans, totaling $9.8 million. As of December 31, 2020, there were 13 loans, totaling $9.4 million.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Throughout 2020, COVID-19 related payment deferrals provided for customers totaled approximately 14.82% of total loans. As of June 30, 2021 and December 31, 2020, COVID-19 related payment deferrals were approximately 0.17% and 1.20% of total loans, respectively.

Below is a summary of information for TDR loans as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	4	$983	$—	6	$1,028	$—
Commercial and financial	14	1,283	60	17	1,743	35
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	1	205	52	1	211	4
Mortgage, farmland	5	1,525	—	6	2,009	—
Mortgage, 1 to 4 family first liens	14	1,455	—	17	1,898	—
Mortgage, 1 to 4 family junior liens	1	20	—	1	20	—
Mortgage, multi-family	2	1,688	—	2	1,695	—
Mortgage, commercial	11	4,313	—	13	4,621	—
Loans to individuals	—	—	—	—	—	—
	52	$11,472	$112	63	$13,225	$39

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following is a summary of TDR loans that were modified during the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	—	$—	$—	1	$178	$178
Commercial and financial	—	—	—	—	—	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	—	—	—	—	—	—
Mortgage, farmland	1	319	319	1	319	319
Mortgage, 1 to 4 family first lien	—	—	—	—	—	—
Mortgage, 1 to 4 family junior liens	—	—	—	—	—	—
Mortgage, multi-family	—	—	—	—	—	—
Mortgage, commercial	1	232	232	1	232	232
	2	$551	$551	3	$729	$729

The Company has allocated $0.18 million of allowance for TDR loans and the Company had commitments to lend $0.11 million in additional borrowings to restructured loan customers as of June 30, 2021.  The Company had commitments to lend $0.04 million in additional borrowings to restructured loan customers as of December 31, 2020.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans. The modifications of the terms of loans performed during the six months ended June 30, 2021 included extensions of the maturity date.

There were no TDR loans that were in payment default (defined as past due 90 days or more) during the period ended June 30, 2021 and the year ended December 31, 2020.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
June 30, 2021
Agricultural	$1,040	$—	$54	$—	$1,094	$—
Commercial and financial	1,402	—	199	—	1,601	54
Real estate:
Construction, 1 to 4 family residential	111	—	—	—	111	—
Construction, land development and commercial	500	—	—	—	500	125
Mortgage, farmland	1,575	—	—	—	1,575	—
Mortgage, 1 to 4 family first liens	5,968	—	—	—	5,968	38
Mortgage, 1 to 4 family junior liens	207	—	—	—	207	13
Mortgage, multi-family	1,688	—	—	—	1,688	—
Mortgage, commercial	4,606	—	—	—	4,606	162
Loans to individuals	6	—	—	—	6	6
Obligations of state and political subdivisions	—	—	—	—	—	—
	$17,103	$—	$253	$—	$17,356	$398

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Post-ASC 326 CECL Adoption:
The changes in the ACL in 2021 compared to December 31, 2020 is the result of the following factors: $2.75 million increase upon adoption of ASC 326 (CECL) on January 1, 2021; changes after adoption for the six months ended June 30, 2021 include improvements in the economic factor forecasts, primarily Iowa unemployment, used in the ACL calculation which resulted in a decrease of $1.14 million; decrease in loan volume which resulted in a decrease of $0.70 million; changes in prepayment and curtailment rates resulting in a decrease of $0.70 million; decreases in historical loss rates along with net recoveries in the first half of 2021 resulting in a decrease of $1.83 million; decreases in the individually analyzed loans reserve of $0.21 million; and increases in qualitative factors determined necessary by management which resulted in an increase of $0.71 million.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans decreased $3.37 million from December 31, 2020 to June 30, 2021.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 0.65% of loans held for investment as of June 30, 2021 and 0.76% as of December 31, 2020.  The decrease in collateral-dependent loans is due to a decrease of $0.28 million in loans with a specific reserve, a decrease in nonaccrual loans of $0.52 million, a decrease in 90 days or more accruing loans of $0.65 million and a decrease in TDR loans of $1.93 million from December 31, 2020 to June 30, 2021. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For the six months ended June 30, 2021 and 2020, total operating lease expense was $0.29 million and $0.28 million respectively, and is included in occupancy expenses in the consolidated statements of income. Included in this for the six months ended June 30, 2021 and 2020 were $0.25 million and $0.23 million, respectively, of operating lease costs, $0.02 million and $0.02 million, respectively, of short term lease costs, and $0.02 million and $0.03 million, respectively, of variable lease costs.
For the six months ended June 30, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $0.25 million and $0.23 million, respectively.
As of June 30, 2021 and December 31, 2020, operating lease right-of-use assets included in other assets was $2.67 million and $2.86 million respectively. Operating lease liabilities were $2.72 million and $2.91 million as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the weighted average remaining lease term for operating leases was 10.09 years and 10.27 years, respectively, and the weighted average discount rate for operating leases was 3.47% and 3.45%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of June 30, 2021, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2021 (excluding the six months ended June 30, 2021)	$237
2022	464
2023	317
2024	250
2025	254
Thereafter	1,755
Total lease payments	3,277
Less imputed interest	(553)
Total operating lease liabilities	$2,724

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of June 30, 2021 are as follows:

	June 30, 2021
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$709,180	$709,180	$709,180	$—	$—
Investment securities	477,231	477,231	197,293	279,938	—
Loans held for sale	15,587	15,587	—	15,587	—
Loans
Agricultural	87,639	88,052	—	—	88,052
Commercial and financial	264,950	265,624	—	—	265,624
Real estate:
Construction, 1 to 4 family residential	72,975	73,093	—	—	73,093
Construction, land development and commercial	116,041	115,991	—	—	115,991
Mortgage, farmland	245,706	245,962	—	—	245,962
Mortgage, 1 to 4 family first liens	876,440	876,835	—	—	876,835
Mortgage, 1 to 4 family junior liens	112,766	113,247	—	—	113,247
Mortgage, multi-family	383,992	382,443	—	—	382,443
Mortgage, commercial	404,918	404,667	—	—	404,667
Loans to individuals	31,150	32,662	—	—	32,662
Obligations of state and political subdivisions	52,348	52,708	—	—	52,708
Accrued interest receivable	11,631	11,631	—	11,631	—
Total financial instrument assets	$3,862,554	$3,864,913	$906,473	$307,156	$2,651,284
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$579,049	$579,049	$—	$579,049	$—
Interest-bearing deposits	2,742,866	2,752,158	—	2,752,158	—
Other borrowings	108	108	—	108	—
Federal Home Loan Bank borrowings	105,000	114,346	—	114,346	—
Accrued interest payable	1,306	1,306	—	1,306	—
Total financial instrument liabilities	$3,428,329	$3,446,967	$—	$3,446,967	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$565,486	$—	$—	$—	$—
Letters of credit	8,106	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$573,592	$—	$—	$—	$—
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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable. Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the six months ended June 30, 2021. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2021
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$197,293	$—	$—	$197,293
State and political subdivisions	—	226,406	—	226,406
Mortgage-backed securities and collateralized mortgage obligations	—	9,877	—	9,877
Other securities (FHLB, FHLMC and FNMA)	—	34,909	—	34,909
Total	$197,293	$271,192	$—	$468,485

	December 31, 2020
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$148,646	$—	$—	$148,646
State and political subdivisions	—	224,566	—	224,566
Other securities (FHLB, FHLMC and FNMA)	—	35,160	—	35,160
Total	$148,646	$259,726	$—	$408,372

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2021 and the year ended December 31, 2020.

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

	June 30, 2021				Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$891	$891	$—	$—
Commercial and financial	—	—	1,495	1,495	—	—
Real Estate:						—
Construction, 1 to 4 family residential	—	—	390	390	—	—
Construction, land development and commercial	—	—	96	96	—	—
Mortgage, farmland	—	—	1,232	1,232	—	—
Mortgage, 1 to 4 family first liens	—	—	5,400	5,400	4	33
Mortgage, 1 to 4 family junior liens	—	—	194	194	—	—
Mortgage, multi-family	—	—	1,687	1,687	—	—
Mortgage, commercial	—	—	4,381	4,381	—	—
Loans to individuals	—	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—	—
Total	$—	$—	$15,766	$15,766	$4	$33

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

Index

Note 8.Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2022.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,379,205 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2021.  Of these 1,379,205 shares, 8,728 shares were purchased during the quarter ended June 30, 2021, at an average price per share of $64.38.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $85.98 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The outbreak of Coronavirus Disease 2019 (“COVID-19”) continues to adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. The World Health Organization declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021	December 31, 2020
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$77,168	$69,974
Credit cards	62,956	60,535
Commercial, real estate and home construction	149,469	118,186
Commercial lines and real estate purchase loans	275,893	234,907
Outstanding letters of credit	8,106	8,056

Note 10.Income Taxes

Federal income tax expense for the six months ended June 30, 2021 and 2020 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2020, 2019, and 2018 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2020, 2019, and 2018 remain open for examination.  There

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
were no material unrecognized tax benefits at June 30, 2021  and December 31, 2020 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of June 30, 2021, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending June 30, 2022. Income taxes as a percentage of income before taxes were 22.51% for the six months ended June 30, 2021 and 22.16% for the same period in 2020.

Note 11.Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank terminated one interest rate swap in December 2020 and the other matured in November 2020, therefore the Bank was not required to pledge collateral as of June 30, 2021 and December 31, 2020.

Cash Flow Hedges:

The Bank executed two forward-starting interest rate swap transactions on November 7, 2013.  One of the interest rate swap transactions had an effective date of November 9, 2015, and an expiration date of November 9, 2020, effectively converting $25.00 million of variable rate debt to fixed rate debt.  The other interest rate swap transaction had an effective date of November 7, 2016 and an expiration date of November 7, 2023, effectively converting $25.00 million of variable rate debt to fixed rate debt.  For accounting purposes, these swap transactions were designated as a cash flow hedge of the changes in cash flows attributable to changes in three-month LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on an amount of the Bank’s debt principal equal to the then-outstanding swap notional amount.  At inception, the Bank asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The Bank terminated the remaining interest rate swap in December 2020 and in connection with the termination paid $2.684 million million to the counterparty. The losses realized on the interest rate swap were reclassified into the income statement from other comprehensive income. In connection with the termination of the swap, the related FHLB borrowings were paid off. There were no remaining derivative instruments designated as cash flow hedges as of June 30, 2021 and December 31, 2020.

There were no gains or losses recognized on the Bank's derivative instruments designated as cash flow hedges for the six months ended June 30, 2021. The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the six months ended June 30, 2020:

	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)

June 30, 2020
Interest rate swap	$(32)	Interest Expense	$—	Other Income	$—
Interest rate swap	(786)	Interest Expense	—	Other Income	—

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•The effects of recent financial market disruptions and/or an economic recession, and monetary and other governmental actions designed to address such disruptions, including in response to the COVID-19 pandemic.

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

•The economic impact of natural disasters, diseases and/or pandemics, including any extended impact from the COVID-19 pandemic, and terrorist attacks and military actions.

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

COVID-19: Update on Company Action and Ongoing Risks

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home, which resulted in an unprecedented slow-down in economic activity and a related increase in unemployment throughout most of 2020 and into 2021.

Government response to the COVID-19 pandemic was sweeping, including passage of the Coronavirus Aid, Relief and Economic Security (CARES) Act which was signed into law on March 27, 2020. Congress, the Federal Reserve Bank and the other U.S. state and federal financial regulatory agencies have taken actions to mitigate disruptions to economic activity and financial stability resulting from the COVID-19 pandemic. In addition, the federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed measures to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

The broader U.S. and global economies slowly began reopening during the first quarter of 2021 as vaccines against COVID-19 became widely available. However, labor and supply disruptions resulting from the global pandemic continue, and the emergence of a new and more infectious variant of COVID-19 is creating ongoing health and safety concerns that may lead to further disruptions in local, national and global economies.

While significant progress has been made to combat the outbreak of COVID-19, and while it appears that the epidemiological and macroeconomic conditions are trending in a positive direction as of June 30, 2021, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows.

Lending Assistance
The Bank continues to work with customers to determine how best to serve them, including providing short-term modifications for customers primarily through deferrals of principal only payments for three to six months. Throughout 2020, COVID-19 related payment deferrals provided for customers totaled approximately 14.82% of total loans. As of June 30, 2021 and December 31, 2020, COVID-19 related payment deferrals were approximately 0.17% and 1.20% of total loans, respectively.

The Bank continues to assist customers through this difficult time in the best manner possible by providing $127.10 million of Paycheck Protection Program (PPP) loans through December 31, 2020. With the passage of the Coronavirus Response and Relief Supplemental Appropriations Act 2021 in late December 2020, the Bank provided additional PPP loans in 2021 totaling $58.34 million through June 30, 2021 to further assist our customers. The PPP loans have a two or five year term and earn

Index

HILLS BANCORPORATION
interest at 1%. Loans funded through the PPP program are fully guaranteed by the U.S. government if certain criteria are met. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2021, the Bank has outstanding PPP loan balances of $67.53 million and has received total forgiveness payments of $117.53 million from the SBA.

Financial Exposures
The COVID-19 pandemic continues to represent an unprecedented challenge to the global economy in general and the financial services sector in particular. However, given the emergence of a new and more infectious variant of COVID-19 along with the hesitancy of a significant portion of the U.S. population to become vaccinated, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic. Our credit administration continues to closely monitor and analyze the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors. Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, we currently expect to be able to manage the economic risks and uncertainties associated with the pandemic and remain adequately capitalized. However, the Company may be required to make additional loan loss provisions as warranted by the fluid COVID-19 situation.

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

In estimating the component of the allowance for credit losses for loans that share common risk characteristics, loans are segregated into loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk

Index

HILLS BANCORPORATION
characteristics or areas of risk concentration. Credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and purpose. This model calculates an expected life-of-loan loss percentage for each loan category by considering the probability of default using historical life-of-loan analysis periods for agricultural, 1 to 4 family first and junior liens, commercial and consumer segments, and the severity of loss, based on the aggregate net lifetime losses incurred per loan class.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At June 30, 2021, the Bank has nineteen full-service locations.

Net income for the six month period ended June 30, 2021 was $28.81 million compared to $18.79 million for the same six months of 2020, an increase of 53.34%.  The $10.02 million increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first six months of 2021 are a reversal in the credit loss reserves of $4.64 million, primarily due to improvements in economic factor forecasts, historical loss rates and net recoveries year-to-date; an increase in noninterest income of $4.32 million; and an increase in net interest income of $2.24 million.

The Company achieved a return on average assets of 1.30% and a return on average equity of 11.93% for the twelve months ended June 30, 2021, compared to the twelve months ended June 30, 2020, which were 1.25% and 11.30%, respectively. The return on average assets and return on average equity for the six months ended June 30, 2021 were 1.50% and 13.99%, respectively, compared to the six months ended June 30, 2020, which were 1.12% and 9.91%, respectively.  Dividends of $0.94 per share were paid in January 2021 to 2,701 shareholders.  The dividend paid in January 2020 was $0.89 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 2.84% for the six months ended June 30, 2021 compared to 3.13% for the same six months of 2020.  Average earning assets were $3.796 billion year to date in 2021 and $3.282 billion in 2020.

Highlights noted on the balance sheet as of June 30, 2021 for the Company included the following:

•Total assets were $3.926 billion, an increase of $145.73 million since December 31, 2020.
•Cash and cash equivalents were $709.18 million, an increase of $134.87 million since December 31, 2020. A portion of the increase can be attributed to increased savings with the current negative economic environment due to the pandemic and equity investors fleeing volatile capital markets in an effort to preserve principal.
•Net loans were $2.665 billion, a decrease of $53.45 million since December 31, 2020. The decrease is primarily attributable to the Bank receiving $77.12 million of PPP loan forgiveness payments from the SBA for the six months ended June 30, 2021. Loans held for sale decreased $28.36 million since December 31, 2020.
•Tax credit real estate increased by $3.68 million for the six months ended June 30, 2021, primarily attributable to a $4.18 million investment in a multi-family affordable housing rental property.
•Deposits increased $129.35 million since December 31, 2020. A portion of the increase can be attributed to increased savings with the current negative economic environment due to the pandemic.
•Liabilities as of June 30, 2021 include $4.09 million of allowance for credit losses on off-balance sheet credit exposures under CECL compared to zero under the incurred loss model as of December 31, 2020.

Reference is made to Note 7 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION

Financial Condition

The COVID-19 pandemic has created significant uncertainty regarding projecting loan demand throughout 2021.

The following table sets forth the composition of the loan portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$89,694	3.34%	$94,842	3.50%
Commercial and financial	269,752	10.05	286,242	10.56
Real estate:
Construction, 1 to 4 family residential	73,866	2.75	71,117	2.62
Construction, land development and commercial	117,633	4.38	111,913	4.13
Mortgage, farmland	250,610	9.34	247,142	9.12
Mortgage, 1 to 4 family first liens	883,095	32.91	892,089	32.92
Mortgage, 1 to 4 family junior liens	115,894	4.32	127,833	4.72
Mortgage, multi-family	387,747	14.45	374,014	13.80
Mortgage, commercial	410,870	15.31	417,139	15.39
Loans to individuals	31,868	1.19	31,325	1.16
Obligations of state and political subdivisions	52,740	1.96	56,488	2.08
	$2,683,769	100.00%	$2,710,144	100.00%
Net unamortized fees and costs	1,096		938
	$2,684,865		$2,711,082
Less allowance for credit losses (2021) and loan losses (2020)	35,940		37,070
	$2,648,925		$2,674,012

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

Index

HILLS BANCORPORATION
The following table presents the allowance for credit losses as of June 30, 2021 and December 31, 2020 by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans:

	June 30, 2021			December 31, 2020
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,055	5.72%	3.34%	$2,508	6.77%	3.50%
Commercial and financial	4,802	13.36	10.05	4,885	13.18	10.56
Real estate:
Construction, 1 to 4 family residential	891	2.48	2.75	907	2.45	2.62
Construction, land development and commercial	1,592	4.43	4.38	1,412	3.81	4.13
Mortgage, farmland	4,904	13.64	9.34	4,173	11.26	9.12
Mortgage, 1 to 4 family first liens	7,751	21.57	32.91	10,871	29.32	32.92
Mortgage, 1 to 4 family junior liens	3,128	8.70	4.32	1,497	4.04	4.72
Mortgage, multi-family	3,755	10.45	14.45	4,462	12.04	13.80
Mortgage, commercial	5,952	16.56	15.31	4,953	13.36	15.39
Loans to individuals	718	2.00	1.19	752	2.03	1.16
Obligations of state and political subdivisions	392	1.09	1.96	650	1.74	2.08
	$35,940	100.00%	100.00%	$37,070	100.00%	100.00%

The allowance for credit losses (ACL) totaled $35.94 million at June 30, 2021 compared to the allowance for loan losses under the incurred loss method of $37.07 million at December 31, 2020. The percentage of the allowance to outstanding loans was 1.34% and 1.37% at June 30, 2021 and December 31, 2020, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding. Due to the adoption of ASC 326 (CECL) in 2021, the ACL under CECL will not be comparable to the allowance for loan losses in 2020. The changes in the ACL in 2021 compared to December 31, 2020 is the result of the following factors: $2.75 million increase upon adoption of ASC 326 (CECL) on January 1, 2021; changes after adoption for the six months ended June 30, 2021 include improvements in the economic factor forecasts, primarily Iowa unemployment, used in the ACL calculation which resulted in a decrease of $1.14 million; decrease in loan volume which resulted in a decrease of $0.70 million; changes in prepayment and curtailment rates resulting in decrease of $0.70 million; decreases in historical loss rates along with net recoveries in the first half of 2021 resulting in a decrease of $1.83 million; decreases in the individually analyzed loans reserve of $0.21 million; and increases in qualitative factors determined necessary by management which resulted in an increase of $0.71 million.

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

Management has determined that the allowance for credit losses was adequate at June 30, 2021, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for credit losses is based on a comprehensive, well documented, and

Index

HILLS BANCORPORATION
consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry data. This review encompasses levels of total collateral-dependent loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Investment securities available for sale held by the Company increased by $60.11 million from December 31, 2020 to June 30, 2021.  The fair value of securities available for sale was $7.20 million more than the amortized cost of such securities as of June 30, 2021.  At December 31, 2020, the fair value of the securities available for sale was $11.70 million more than the amortized cost of such securities.

Deposits increased $129.35 million in the first six months of 2021 primarily due to disbursement of 2021 PPP loan funds to customers' accounts and increased savings with the current negative economic environment. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $51.57 million as of June 30, 2021 with an average rate of 0.36%.  Brokered deposits were $74.08 million as of December 31, 2020 with an average interest rate of 0.34%. As of June 30, 2021 and December 31, 2020, brokered deposits were 1.55% and 2.32% of total deposits, respectively.

Federal Home Loan Bank (FHLB) borrowings were $105 million as of June 30, 2021 and December 31, 2020. It is expected that the FHLB funding source will be considered in the future if loan growth exceeds core deposit increases and the interest rates on funds borrowed from the FHLB are favorable compared to other funding alternatives.

Dividends and Equity

In January 2021, Hills Bancorporation paid a dividend of $8.77 million or $0.94 per share.  The dividend paid in January 2020 was $0.89 per share. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2021 totaled $425.38 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. As of March 31, 2020, the Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9%. The CARES Act reduced the minimum ratio to 8% beginning in the 2nd quarter of 2020 through December 31, 2020, increasing to 8.5% for 2021 and returning to 9% beginning January 1, 2022. As of June 30, 2021 and December 31, 2020, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of June 30, 2021 and December 31, 2020 are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of June 30, 2021:
Company:
Community Bank Leverage ratio	$466,204	11.74%	8.500%

Bank:
Community Bank Leverage ratio	467,387	11.78	8.500

Index

HILLS BANCORPORATION

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2020:
Company:
Community Bank Leverage ratio	$452,123	11.91%	8.00%

Bank:
Community Bank Leverage ratio	453,073	11.94	8.00

Index

HILLS BANCORPORATION
Discussion of operations for the six months ended June 30, 2021 and 2020

Net Income Overview
Net income increased $10.02 million for the six months ended June 30, 2021 compared to the first six months of 2020.  Total net income was $28.81 million in 2021 and $18.79 million in the comparable period in 2020, an increase of 53.34%.  The changes in net income in 2021 from the first six months of 2020 were primarily the result of the following:

•Net interest income increased by $2.24 million, before credit loss expense, attributable in large part to a $5.02 million decrease in interest rate expense.
•For the six months ended June 30, 2021, a reversal of credit loss reserves was recorded totaling $4.64 million. This represents a decrease of $9.30 million from the provision for loan losses under the incurred loss model of $4.66 million for the six months ended June 30, 2020.
•Noninterest income increased by $4.32 million.
•Noninterest expenses increased by $2.82 million.
•Income tax expense increased by $3.02 million.
For the six month period ended June 30, 2021 and June 30, 2020 basic earnings per share was $3.09 and $2.00, respectively. Diluted earnings per share was $3.09 for the six months ended June 30, 2021 compared to $2.00 for the same period in 2020.

The Company’s net income for the period was driven primarily by three important factors.  The first important factor is credit loss expense recorded under CECL. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.665 billion at June 30, 2021. Expected credit loss expense is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The expense reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of collateral-dependent loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk. Credit loss expense was a reduction of expense of $4.64 million in 2021 under CECL compared to an expense of $4.66 million in 2020 under the incurred loss model. The decrease is attributable to improvements in the economic factor forecasts, primarily Iowa unemployment, and continued improvement in asset quality, relative to the sizable expense taken for the first half of 2020 from management increases to qualitative factors as a result of the significant economic uncertainties surrounding the pandemic. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions, including, but not limited to, conditions associated with the COVID-19 pandemic and the attendant risks and uncertainties related thereto, asset quality and will continue to have potential volatility for the foreseeable future resulting from the adoption of CECL in the first quarter and the uncertainties due to the COVID-19 pandemic.

The second important factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $52.43 million for the first six months of 2021 was derived from the Company’s $3.796 billion of average earning assets during that period and its tax-equivalent net interest margin of 2.84%.  Average earning assets in the six months ended June 30, 2020 were $3.282 billion and the tax-equivalent net interest margin was 3.13%. Net interest income for the Company increased primarily as a result of the continued low interest rates on interest bearing deposits resulting in decreased interest expenses. The Company expects net interest compression to impact earnings for the foreseeable future due to competition for loans and deposits combined with the interest rate decreases by the Federal Reserve Board. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets and maintaining yield on loans.

The third significant factor affecting the Company’s net income is noninterest income, primarily net gain on the sale of loans and trust fees. The net gain on the sale of loans was $4.73 million and $2.56 million for the six months ended June 30, 2021 and 2020, respectively, an increase of 85.09% for the six months ended June 30, 2021 compared to the same period in 2020. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates and has been significantly impacted by the Federal Reserve Board's reduction of the federal funds rate to 0.25%, resulting in a significant amount of mortgage loan refinance activity. Trust fees were $6.08 million and $4.96 million for the six months ended June 30, 2021 and 2020, respectively, an increase of 22.62% for the six months ended June 30, 2021 compared to the same period in 2020. This is primarily driven by the increase in assets under management of $0.52 billion from $1.88 billion as of June 30, 2020 to $2.40 billion as of June 30, 2021.

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2021 and 2020

Net Interest Income

Net interest income increased for the six months ended June 30, 2021 compared to the comparable period in 2020.  The increase was a result of the continued low interest rates on interest bearing deposits resulting in decreased interest expenses. The decrease in interest expense more than compensated for the decrease in interest income associated with the low rate environment. Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first six months of 2021 was 2.84% compared to 3.13% in 2020 for the same period.  Interest expense decreased $5.02 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to decreasing interest rates on deposits. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2021 compared to the comparable period in 2020 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$(5,608)	(0.14)%	$(187)	$(2,103)	$(2,290)
Taxable securities	47,397	(0.54)	318	(396)	(78)
Nontaxable securities	17,593	(0.32)	235	(354)	(119)
Federal funds sold	454,121	(0.48)	1,307	(1,642)	(335)
	$513,503		$1,673	$(4,495)	$(2,822)

Interest expense:
Interest-bearing demand deposits	$222,620	(0.37)%	$(673)	$1,909	$1,236
Savings deposits	211,769	(0.24)	(346)	1,176	830
Time deposits	(13,635)	(0.45)	189	1,520	1,709
FHLB borrowings	(80,000)	(0.10)	1,189	51	1,240
Interest-bearing other liabilities	—	(1.08)	—	—	—
	$340,754		$359	$4,656	$5,015
Change in net interest income			$2,032	$161	$2,193

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2021	2020
Yield on average interest-earning assets	3.34%	4.01%
Rate on average interest-bearing liabilities	0.67	1.15
Net interest spread	2.67%	2.86%
Effect of noninterest-bearing funds	0.17	0.27
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	2.84%	3.13%

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2021 and 2020

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met four times during the first six months of 2021.  The target rate decreased to 0.25% as of March 31, 2020.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of June 30, 2021, the rate indexes for the one, three and five year indexes were 0.07%, 0.46% and 0.87%, respectively.  The one year index decreased 56.25% from 0.16% at June 30, 2020, the three year index increased 155.56% and the five year index increased 200.00%.  The three year index was 0.18% and the five year index was 0.29% at June 30, 2020.  The targeted federal funds rate was 0.25% at June 30, 2021 and 2020.  The Company anticipates short term and long term rates in the indexes to remain consistent throughout 2021.

Credit Loss Expense

Credit loss expense was a reduction of expense of $4.64 million for the six months ended June 30, 2021 compared to an expense of $4.66 million in 2020 under the incurred loss model, a decrease of expense of $9.30 million.  Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio. The credit loss expense taken to fund the allowance for credit losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The expense reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of collateral-dependent loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risks. Also, under CECL, a significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment, national real gross domestic product (GDP), all-transactions house price index for Iowa, Iowa real GDP, and the commercial real estate price index (CRE Index). The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions, including, but not limited to, conditions associated with the COVID-19 pandemic and the attendant risks and uncertainties related thereto, asset quality and will continue to have potential volatility for the foreseeable future resulting from the adoption of CECL in the first quarter and the uncertainties due to the COVID-19 pandemic.

The allowance for credit losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the six months ended June 30, 2021 and 2020, recoveries were $1.54 million and $0.81 million, respectively; and charge-offs were $0.27 million in 2021 and $1.61 million in 2020.  The allowance for credit losses totaled $35.94 million at June 30, 2021 compared to $37.07 million for the allowance for loan losses under the incurred loss model as of December 31, 2020.  The allowance represented 1.34% and 1.37% of loans held for investment at June 30, 2021 and December 31, 2020.

Noninterest Income

The following table sets forth the various categories of noninterest income for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$4,731	$2,556	$2,175	85.09%
Trust fees	6,077	4,956	1,121	22.62
Service charges and fees	5,654	4,791	863	18.01
Other noninterest income	558	385	173	44.94
Gain on sale of investment securities	—	10	(10)	(100.00)
	$17,020	$12,698	$4,322	34.04

Loans originated for sale in the first six months of 2021 totaled $252.65 million compared to $237.42 million in the same period in 2020, an increase of 6.42%. In the six months ended June 30, 2021 and 2020, the net gain on sale of loans was

Index

HILLS BANCORPORATION
Discussion of operations for the six months ended June 31, 2021 and 2020

$4.73 million and $2.56 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity, margin and demand in these types of loans is directly related to the level of interest rates. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $1.12 million to $6.08 million for the six months ended June 30, 2021 compared to the same period in 2020. This is due to the increase in assets under management of $0.52 billion from $1.88 billion as of June 30, 2020 to $2.40 billion as of June 30, 2021.

Service charges and fees increased $0.86 million to $5.65 million for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to increased debit card interchange fees from increased volume of transactions.

Other noninterest income categories experienced marginal period-to-period fluctuations for the six months ended June 30, 2021.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$21,203	$19,710	$1,493	7.57%
Occupancy	2,180	2,181	(1)	(0.05)
Furniture and equipment	3,871	3,750	121	3.23
Office supplies and postage	840	908	(68)	(7.49)
Advertising and business development	984	1,139	(155)	(13.61)
Outside services	6,285	5,202	1,083	20.82
FDIC insurance assessment	510	394	116	29.44
Other noninterest expense	1,045	815	230	28.22
	$36,918	$34,099	$2,819	8.27

In the six months ended June 30, 2021 and 2020, salaries and employee benefits expense increased $1.49 million. The increase is primarily the result of increased variable compensation due to the increase in loans originated for sale and processing of PPP loans.

Outside services increased $1.08 million to $6.29 million for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to increases in data processing expenses with the continued significant mortgage refinance activity and other professional services.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the six months ended June 30, 2021.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2021 and 2020

Net Income Overview

Net income increased $1.90 million for the three months ended June 30, 2021 compared to the same period in 2020.  Total net income was $13.61 million in 2021 and $11.71 million in the comparable period in 2020, an increase of 16.22%.  For the three month periods ended June 30, 2021 and 2020 basic earnings per share was $1.46 and $1.25, respectively. Diluted earnings per share was $1.46 for the three months ended June 30, 2021 compared to $1.25 for the same period in 2020.

Net Interest Income

Net interest income increased for the three months ended June 30, 2021 compared to the comparable period in 2020.  The increase was a result of the continued low interest rates on interest bearing deposits resulting in decreased interest expenses. The decrease in interest expense more than compensated for the decrease in interest income associated with the low rate environment. Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin. Interest expense decreased $2.05 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to decreasing interest rates on deposits. The net interest margin for the three months ended June 30, 2021 was 2.77% compared to 3.10% in 2020 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2021 compared to the comparable period in 2020 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$(60,794)	(0.14)%	$(851)	$(744)	$(1,595)
Taxable securities	57,079	(0.51)	201	(213)	(12)
Nontaxable securities	27,579	(0.33)	185	(183)	2
Federal funds sold	455,426	0.02	98	41	139
	$479,290		$(367)	$(1,099)	$(1,466)

Interest expense:
Interest-bearing demand deposits	$204,104	(0.26)%	$(251)	$702	$451
Savings deposits	229,640	(0.10)	(144)	255	111
Time deposits	(27,368)	(0.44)	145	729	874
FHLB borrowings	(80,000)	(0.09)	588	23	611
Interest-bearing other liabilities	2	(0.21)	—	—	—
	$326,378		$338	$1,709	$2,047
Change in net interest income			$(29)	$610	$581

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2021 and 2020

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2021	2020
Yield on average interest-earning assets	3.25%	3.89%
Rate on average interest-bearing liabilities	0.63	1.03
Net interest spread	2.62%	2.86%
Effect of noninterest-bearing funds	0.15	0.24
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	2.77%	3.10%

Credit Loss Expense

Credit loss expense was a reduction of expense of $1.66 million for the three months ended June 30, 2021 compared to an expense of $0.01 million in 2020 under the incurred loss model, a decrease of expense of $1.67 million. Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio. The credit loss expense taken to fund the allowance for credit losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The expense reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of collateral-dependent loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risks. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions, including, but not limited to, conditions associated with the COVID-19 pandemic and the attendant risks and uncertainties related thereto, asset quality and will continue to have potential volatility for the foreseeable future resulting from the adoption of CECL in the first quarter and the uncertainties due to the COVID-19 pandemic.

The allowance for credit losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended June 30, 2021 and 2020, recoveries were $0.83 million and $0.44 million, respectively; and charge-offs were $0.10 million in 2021 and $1.17 million in 2020.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$1,728	$1,898	$(170)	(8.96)%
Trust fees	3,064	2,386	678	28.42
Service charges and fees	3,114	2,262	852	37.67
Other noninterest income	76	(15)	91	(606.67)
	$7,982	$6,531	$1,451	22.22
Trust fees increased $0.68 million to $3.06 million for the three months ended June 30, 2021 compared to the same period in 2020. This is due to the increase in assets under management of $0.52 billion from $1.88 billion as of June 30, 2020 to $2.40 billion as of June 30, 2021.

Service charges and fees increased $0.85 million to $3.14 million for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to increased debit card interchange fees from increased volume of transactions.

Other noninterest income categories experienced marginal period-to-period fluctuations for the three months ended June 30, 2021.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2021 and 2020

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$10,639	$10,126	$513	5.07%
Occupancy	1,042	1,029	13	1.26
Furniture and equipment	1,888	1,969	(81)	(4.11)
Office supplies and postage	386	405	(19)	(4.69)
Advertising and business development	449	380	69	18.16
Outside services	3,097	2,517	580	23.04
FDIC insurance assessment	252	214	38	17.76
Other noninterest expense	466	232	234	100.86
	$18,219	$16,872	$1,347	7.98

In the three months ended June 30, 2021 and 2020, salaries and employee benefits expense increased $0.51 million. The increase is primarily the result of hiring additional employees to staff growth, increased variable compensation due to the increase in loans originated for sale described above and increased overtime due to the increase in loans originated for sale and processing of PPP loans.

Outside services increased $0.58 million to $3.10 million compared to the same period in 2020, primarily due to anticipated increases in data processing expenses with the continued significant mortgage refinance activity and other professional services.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended June 30, 2021.

Index

HILLS BANCORPORATION

Income Taxes

Federal and state income tax expenses were $8.37 million and $5.35 million for the six months ended June 30, 2021 and 2020, respectively. Income taxes as a percentage of income before taxes were 22.51% in 2021 and 22.16% in 2020.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 11.93% of the Company’s total assets at June 30, 2021 compared to 10.80% at December 31, 2020.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of June 30, 2021, the Company had borrowed $105.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $748.68 million at June 30, 2021.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $527.28 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2021.

As of June 30, 2021, investment securities with a carrying value of $10.21 million were pledged to collateralize public and trust deposits, derivative financial instruments, and other borrowings.  As of December 31, 2020, investment securities with a carrying value of $10.23 million were pledged.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended June 30, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 to April 30	2,652	$63.50	2,652	126,871
May 1 to May 31	4,441	64.50	4,441	122,430
June 1 to June 30	1,635	65.49	1,635	120,795
Total	8,728	$64.38	8,728	120,795

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

HILLS BANCORPORATION

Date:	August 6, 2021	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	August 6, 2021	By: /s/ Joseph A. Schueller
Joseph A. Schueller, Treasurer, Chief Financial Officer and Chief Accounting Officer