Form 10-Q
period 2021-09-30
HILLS BANCORPORATION
filed 2021-11-05
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		October 31, 2021

Common Stock	No par value	9,302,242

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$869,098	$574,310
Investment securities available for sale at fair value (amortized cost September 30, 2021 $495,580; December 31, 2020 $396,670)	501,265	408,372
Stock of Federal Home Loan Bank	8,746	8,172
Loans held for sale	10,738	43,947
Loans, net of allowance for credit losses September 30, 2021 $35,590; net of allowance for loan losses December 31, 2020 $37,070	2,619,198	2,674,012
Property and equipment, net	34,740	35,878
Tax credit real estate investment	10,620	7,273
Accrued interest receivable	12,432	12,177
Deferred income taxes, net	8,431	6,088
Goodwill	2,500	2,500
Other assets	8,317	7,882
Total Assets	$4,086,085	$3,780,611

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$581,011	$532,190
Interest-bearing deposits	2,887,248	2,660,378
Total deposits	$3,468,259	$3,192,568
Federal Home Loan Bank borrowings	105,000	105,000
Accrued interest payable	1,255	1,733
Allowance for credit losses on off-balance sheet credit exposures	4,580	—
Other liabilities	21,856	17,905
Total Liabilities	$3,600,950	$3,317,206

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$48,831	$47,329

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued September 30, 2021 10,329,937 shares; December 31, 2020 10,330,242 shares	$—	$—
Paid in capital	61,078	60,233
Retained earnings	468,239	439,831
Accumulated other comprehensive income	4,267	8,782
Treasury stock at cost (September 30, 2021 1,042,426 shares; December 31, 2020 999,247 shares)	(48,449)	(45,441)
Total Stockholders' Equity	$485,135	$463,405
Less maximum cash obligation related to ESOP shares	48,831	47,329
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$436,304	$416,076
Total Liabilities & Stockholders' Equity	$4,086,085	$3,780,611

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$29,004	$29,750	$86,956	$89,975
Investment securities:
Taxable	940	889	2,629	2,656
Nontaxable	963	933	2,880	2,941
Federal funds sold	289	103	652	801
Total interest income	$31,196	$31,675	$93,117	$96,373
Interest expense:
Deposits	$3,414	$5,077	$11,416	$16,854
FHLB borrowings	758	1,388	2,248	4,118
Total interest expense	$4,172	$6,465	$13,664	$20,972
Net interest income	$27,024	$25,210	$79,453	$75,401
Provision for credit losses (2021); Provision for loan losses (2020)	82	(157)	(4,561)	4,500
Net interest income after credit loss expense and provision for loan losses	$26,942	$25,367	$84,014	$70,901
Noninterest income:
Net gain on sale of loans	$1,512	$2,303	$6,243	$4,859
Trust fees	3,568	2,494	9,645	7,450
Service charges and fees	3,075	2,636	8,729	7,427
Other noninterest income	89	77	647	462
Gain on sale of investment securities	—	—	—	10
	$8,244	$7,510	$25,264	$20,208

Noninterest expenses:
Salaries and employee benefits	$10,281	$10,108	$31,484	$29,818
Occupancy	955	1,067	3,135	3,248
Furniture and equipment	1,652	2,028	5,523	5,778
Office supplies and postage	428	425	1,268	1,333
Advertising and business development	496	340	1,480	1,479
Outside services	3,496	2,818	9,781	8,020
FDIC insurance assessment	267	223	777	617
Other noninterest expense	623	1,046	1,668	1,861
	$18,198	$18,055	$55,116	$52,154
Income before income taxes	$16,988	$14,822	$54,162	$38,955
Income taxes	3,863	3,392	12,230	8,739
Net income	$13,125	$11,430	$41,932	$30,216

Earnings per share:
Basic	$1.41	$1.22	$4.50	$3.22
Diluted	$1.41	$1.22	$4.50	$3.22

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$13,125	$11,430	$41,932	$30,216

Other comprehensive (loss) income
Securities:
Net change in unrealized (loss) income on securities available for sale	$(1,510)	$(84)	$(6,017)	$8,220
Reclassification adjustment for net gains realized in net income	—	—	—	(10)
Income taxes	377	21	1,502	(2,049)
Other comprehensive (loss) income on securities available for sale	$(1,133)	$(63)	$(4,515)	$6,161
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	$—	$364	$—	$(726)
Income taxes	—	(91)	—	181
Other comprehensive income (loss) on cash flow hedges	$—	$273	$—	$(545)

Other comprehensive (loss) income, net of tax	$(1,133)	$210	$(4,515)	$5,616

Comprehensive income	$11,992	$11,640	$37,417	$35,832

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended September 30, 2021 and 2020
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, June 30, 2020	$60,043	$419,971	$6,821	$(42,787)	$(45,329)	$398,719
Issuance of 13,120 shares of common stock	458	—	—	351	—	809
Issuance of 1,861 shares of common stock under the employee stock purchase plan	104	—	—	—	—	104
Unearned restricted stock compensation	(474)	—	—	—	—	(474)
Forfeiture of 3,188 shares of common stock	(166)	—	—	—	—	(166)
Share-based compensation	7	—	—	—	—	7
Change related to ESOP shares	—	—	—	—	(1,566)	(1,566)
Net income	—	11,430	—	—	—	11,430
Purchase of 29,807 shares of common stock	—	—	—	(1,814)	—	(1,814)
Other comprehensive income	—	—	210	—	—	210
Balance, September 30, 2020	$59,972	$431,401	$7,031	$(44,250)	$(46,895)	$407,259

Balance, June 30, 2021	$60,776	$455,114	$5,400	$(47,187)	$(48,726)	$425,377
Issuance of 1,204 shares of common stock	48	—	—	32	—	80
Issuance of 1,725 shares of common stock under the employee stock purchase plan	100	—	—	—	—	100
Unearned restricted stock compensation	273	—	—	—	—	273
Forfeiture of 2,114 shares of common stock	(125)	—	—	—	—	(125)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	(105)	(105)
Net income	—	13,125	—	—	—	13,125
Purchase of 19,556 shares of common stock	—	—	—	(1,294)	—	(1,294)
Other comprehensive loss	—	—	(1,133)	—	—	(1,133)
Balance, September 30, 2021	$61,078	$468,239	$4,267	$(48,449)	$(48,831)	$436,304

Index

Nine Months Ended September 30, 2021 and 2020
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2019	$55,943	$409,509	$1,415	$(39,830)	$(51,826)	$375,211
Issuance of 105,542 shares of common stock	4,005	—	—	2,810	—	6,815
Issuance of 5,430 shares of common stock under the employee stock purchase plan	304	—	—	—	—	304
Unearned restricted stock compensation	(81)	—	—	—	—	(81)
Forfeiture of 4,211 shares of common stock	(218)	—	—	—	—	(218)
Share-based compensation	19	—	—	—	—	19
Change related to ESOP shares	—	—	—	—	4,931	4,931
Net income	—	30,216	—	—	—	30,216
Cash dividends ($0.89 per share)	—	(8,324)	—	—	—	(8,324)
Purchase of 112,407 shares of common stock	—	—	—	(7,230)	—	(7,230)
Other comprehensive income	—	—	5,616	—	—	5,616
Balance, September 30, 2020	$59,972	$431,401	$7,031	$(44,250)	$(46,895)	$407,259

Balance, December 31, 2020	$60,233	$439,831	$8,782	$(45,441)	$(47,329)	$416,076
Cumulative change in accounting principle (Note 1)	—	(4,751)	—	—	—	(4,751)
Balance, January 1, 2021 (as adjusted for change in accounting principle)	60,233	435,080	8,782	(45,441)	(47,329)	411,325
Issuance of 5,957 shares of common stock	225	—	—	159	—	384
Issuance of 5,564 shares of common stock under the employee stock purchase plan	320	—	—	—	—	320
Unearned restricted stock compensation	603	—	—	—	—	603
Forfeiture of 5,869 shares of common stock	(321)	—	—	—	—	(321)
Share-based compensation	18	—	—	—	—	18
Change related to ESOP shares	—	—	—	—	(1,502)	(1,502)
Net income	—	41,932	—	—	—	41,932
Cash dividends ($0.94 per share)	—	(8,773)	—	—	—	(8,773)
Purchase of 49,136 shares of common stock	—	—	—	(3,167)	—	(3,167)
Other comprehensive loss	—	—	(4,515)	—	—	(4,515)
Balance, September 30, 2021	$61,078	$468,239	$4,267	$(48,449)	$(48,831)	$436,304

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$41,932	$30,216
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,325	2,623
Provision for credit losses (2021) and loan losses (2020)	(4,561)	4,500
Net gain on sale of investment securities available for sale	—	(10)
Forfeiture of common stock	(321)	(218)
Share-based compensation	18	19
Compensation expensed through issuance of common stock	384	971
Provision for deferred income taxes	738	(865)
Net gain on sale of other real estate owned and other repossessed assets	(25)	—
Increase in accrued interest receivable	(255)	(1,289)
Amortization of premium on investment securities, net	872	555
(Increase) decrease in other assets	(683)	1,320
Amortization of operating lease right-of-use assets	298	91
Increase (decrease) in accrued interest payable and other liabilities	5,072	(1,590)
Loans originated for sale	(356,975)	(359,531)
Proceeds on sales of loans	396,427	344,810
Net gain on sales of loans	(6,243)	(4,859)
Net cash and cash equivalents provided by operating activities	$79,003	$16,743

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$76,242	$64,096
Proceeds from sales of investment securities available for sale	—	313
Purchases of investment securities available for sale	(176,023)	(76,694)
Purchases of stock of Federal Home Loan Bank	(574)	(310)
Loans made to customers, net of collections	56,533	(129,294)
Proceeds on sale of other real estate owned and other repossessed assets	70	—
Purchases of property and equipment	(1,187)	(1,025)
Investment in tax credit real estate	(4,183)	—
Net changes from tax credit real estate investment	836	1,120
Net cash and cash equivalents used in investing activities	$(48,286)	$(141,794)

Cash Flows from Financing Activities
Net increase in deposits	$275,691	$453,187
Net increase in other borrowings	—	43
Issuance of common stock, net of costs	—	5,844
Purchase of treasury stock	(3,167)	(7,230)
Proceeds from the issuance of common stock through the employee stock purchase plan	320	304
Dividends paid	(8,773)	(8,324)
Net cash and cash equivalents provided by financing activities	$264,071	$443,824

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Nine Months Ended September 30,
	2021	2020
Increase in cash and cash equivalents	$294,788	$318,773
Cash and cash equivalents:
Beginning of period	574,310	241,965
End of period	$869,098	$560,738

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$11,894	$17,130
Interest paid on other obligations	2,248	4,118
Income taxes paid	6,073	7,329

Noncash activities:
Increase/(decrease) in maximum cash obligation related to ESOP shares	$1,502	$(4,931)
Transfers to other real estate owned	96	—

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

Operating results for the nine month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2020 filed with the Securities Exchange Commission on March 5, 2021.  The consolidated balance sheet as of December 31, 2020, has been derived from the audited consolidated financial statements for that period.

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

Certain Significant Estimates:

The allowance for credit losses and loan losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at September 30, 2021 may change in the near-term and the effect could be material to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of September 30, 2021, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of September 30, 2021.

Tax Credit Real Estate:

Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of September 30, 2021. The Bank has a 99% or greater limited partnership interest in each limited partnership. The investment in each was completed after the projects had been developed by the general partner. The Company evaluates the recoverability of the carrying value on a regular basis. If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

In February 2021, the Company provided construction financing and contributed capital of $4.18 million to Del Ray Ridge LP, as limited partner, which owns and operates an affordable housing property in Iowa City, Iowa. The Company accounts for the investment in this tax credit real estate using the proportional amortization method as provided for under Accounting Standards Codification (ASC) 323-740. The investment qualifies for the proportional amortization method as it meets all of the criteria under ASC 323-740-25-1. Substantially all of the projected benefits are from tax credits and other tax benefits due to the minimum buyout clause included in the partnership agreement.

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

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and OBS credit exposures. Results for reporting periods beginning January 1, 2021 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
retained earnings of $4.75 million as of January 1, 2021 for the cumulative effect of adopting ASC 326, which includes deferred taxes of $1.58 million. The transition adjustment includes a $2.75 million increase to the Allowance for Credit Losses and the recording of a $3.58 million Allowance for Credit Losses on OBS Credit Exposures.

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

Accrued interest receivable on AFS debt securities totaled $2.18 million at September 30, 2021 and is excluded from the estimate of credit losses.

Allowance for Credit Losses on Tax Credit Real Estate Investments: On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if an allowance for credit losses is necessary. The allowance for credit losses is measured by a comparison of the carrying amount of the investments to the future undiscounted

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, the allowance for credit losses would be established with a charge to credit loss expense. There were no indications of impairment based on management's evaluation and therefore no allowance for credit losses was determined necessary as of September 30, 2021.

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

Loans Held For Investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $10.13 million at September 30, 2021 and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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
•We primarily utilize the discounted cash flow (DCF) method to estimate credit losses by portfolio segment. The DCF methods obtain estimated life-time credit losses using the conceptual components described above. The exceptions being for the credit card and overdraft portfolios which utilize a remaining life methodology to estimate credit losses.

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

1 to 4 Family First and Junior Liens - The 1 to 4 family first and junior liens portfolio segment is comprised of the single family and home equity loan classes, which are underwritten after evaluating a borrower's capacity to repay, credit, and collateral. Several factors are considered when assessing a borrower's capacity, including the borrower's employment, income,

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
current debt, assets, and level of equity in the property. Credit refers to how well a borrower manages their current and prior debts as documented by a credit report that provides credit scores and the borrower's current and past information about their credit history. Collateral refers to the type and use of property, occupancy, and market value. Property appraisals are obtained to assist in evaluating collateral. Loan-to-property value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices and demand and levels of unemployment. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the all-transactions house price index for Iowa.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures, Including Unfunded Loan Commitments: The Company maintains a separate allowance for credit losses from off-balance-sheet credit exposures, including unfunded loan commitments, which is disclosed on the balance sheet. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the allowance for loan loss methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No credit loss estimate is reported for off-

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
balance-sheet credit exposures that are unconditionally cancelable by the Company, such as credit card receivables, or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. The allowance for credit losses on OBS credit exposures is adjusted as a provision for credit loss expense. Categories of OBS credit exposures correspond to the loan portfolio segments described previously.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40), Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in this ASU affect entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. An entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option to compensate for goods or services in accordance with the guidance in Topic 718, Compensation-Stock Compensation. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company is in the process of evaluating the impact of this ASU on the financial statements.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common shares outstanding at the beginning of the period	9,306,252	9,364,062	9,330,995	9,351,694
Weighted average number of net shares (redeemed) issued	(7,539)	(7,765)	(21,234)	28,137
Weighted average shares outstanding (basic)	9,298,713	9,356,297	9,309,761	9,379,831
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	3,731	3,592	3,605	3,673
Weighted average number of shares (diluted)	9,302,444	9,359,889	9,313,366	9,383,504
Net income (In thousands)	$13,125	$11,430	$41,932	$30,216
Earnings per share:
Basic	$1.41	$1.22	$4.50	$3.22
Diluted	$1.41	$1.22	$4.50	$3.22

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3.Accumulated Other Comprehensive Income

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(amounts in thousands)
Net unrealized gain on available-for-sale securities	$5,685	$11,702
Tax effect	(1,418)	(2,920)
Net-of-tax amount	$4,267	$8,782

Note 4.Securities

The carrying values of investment securities at September 30, 2021 and December 31, 2020 are summarized in the following table (dollars in thousands):

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$221,414	44.17%	$148,646	36.40%
Other securities (FHLB, FHLMC and FNMA)	34,891	6.96	35,160	8.61
State and political subdivisions	235,207	46.92	224,566	54.99
Mortgage-backed securities and collateralized mortgage obligations	9,753	1.95	—	—
Total securities available for sale	$501,265	100.00%	$408,372	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of September 30, 2021 and December 31, 2020, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. There were no trading or held to maturity securities as of September 30, 2021 or December 31, 2020.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The carrying amount of available-for-sale securities, fair values and allowance for credit losses were as follows as of September 30, 2021 and December 31, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
September 30, 2021
U.S. Treasury	$219,281	$3,065	$(932)	$—	$221,414
Other securities (FHLB, FHLMC and FNMA)	35,377	—	(486)	—	34,891
State and political subdivisions	231,120	5,160	(1,073)	—	235,207
Mortgage-backed securities and collateralized mortgage obligations	9,802	—	(49)	—	$9,753
Total	$495,580	$8,225	$(2,540)	$—	$501,265
December 31, 2020:
U.S. Treasury	$143,467	$5,179	$—	$—	$148,646
Other securities (FHLB, FHLMC and FNMA)	35,195	35	(70)	—	35,160
State and political subdivisions	218,008	6,674	(116)	—	224,566
Total	$396,670	$11,888	$(186)	$—	$408,372

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at September 30, 2021, were as follows (in thousands) below. Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due in one year or less	$51,863	$52,206
Due after one year through five years	270,805	273,962
Due after five years through ten years	118,465	120,965
Due over ten years	44,645	44,379
	$485,778	$491,512
Mortgage-backed securities and collateralized mortgage obligations	9,802	9,753
	$495,580	$501,265

As of September 30, 2021 investment securities with a carrying value of $10.14 million were pledged to collateralize other borrowings. As of September 30, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

There were no sales of available-for-sale securities for the three months ended September 30, 2021 and 2020. Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows for the nine months ended September 30, 2021 and 2020 (in thousands):

	September 30, 2021	September 30, 2020
Sales proceeds	$—	$313
Gross realized gains	—	10
Gross realized losses	—	—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020 (in thousands):

	Less than 12 months				12 months or more				Total
September 30, 2021 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	41	$103,163	$(932)	0.90%	—	$—	$—	—%	41	$103,163	$(932)	0.90%

Other securities (FHLB, FHLMC and FNMA)	8	20,059	(265)	1.32	6	14,832	(221)	1.49	14	34,891	(486)	1.39

State and political subdivisions	189	65,805	(1,038)	1.58	10	1,915	(35)	1.83	199	67,720	(1,073)	1.58

Mortgage-backed securities and collateralized mortgage obligations	4	9,753	(49)	0.50	—	—	—	—	4	9,753	(49)	0.50

Total temporarily impaired securities	242	$198,780	$(2,284)	1.15%	16	$16,747	$(256)	1.53%	258	$215,527	$(2,540)	1.18%

	Less than 12 months				12 months or more				Total
December 31, 2020 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	—	$—	$—	—%	—	$—	$—	—%	—	$—	$—	—%

Other securities (FHLB, FHLMC and FNMA)	8	20,019	(70)	0.35	—	—	—	—	8	20,019	(70)	0.35

State and political subdivisions	35	14,168	(110)	0.78	4	370	(6)	1.62	39	14,538	(116)	0.80

Total temporarily impaired securities	43	$34,187	$(180)	0.53%	4	$370	$(6)	1.62%	47	$34,557	$(186)	0.54%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of September 30, 2021. The fair value is expected to recover as the securities approach maturity. The U.S. Treasury and other securities are issued and guaranteed by U.S. government-sponsored entities and agencies. The mortgage-backed securities and collateralized mortgage obligations have implied U.S. government guarantees of the agency securities. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors and total unrealized losses being insignificant

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
as of September 30, 2021, management has determined that no allowance for credit losses is necessary for the securities portfolio as of September 30, 2021.

Note 5.Loans

Classes of loans are as follows:

	September 30, 2021	December 31, 2020
	(Amounts In Thousands)
Agricultural	$94,210	$94,842
Commercial and financial	228,181	286,242
Real estate:
Construction, 1 to 4 family residential	73,167	71,117
Construction, land development and commercial	118,623	111,913
Mortgage, farmland	241,650	247,142
Mortgage, 1 to 4 family first liens	898,333	892,089
Mortgage, 1 to 4 family junior liens	115,308	127,833
Mortgage, multi-family	389,805	374,014
Mortgage, commercial	410,050	417,139
Loans to individuals	32,235	31,325
Obligations of state and political subdivisions	52,299	56,488
	$2,653,861	$2,710,144
Net unamortized fees and costs	927	938
	$2,654,788	$2,711,082
Less allowance for credit losses (2021) and loan losses (2020)	35,590	37,070
	$2,619,198	$2,674,012

As of September 30, 2021 and December 31, 2020, the Company has outstanding balances of $24.55 million and $86.50 million, respectively, of loans issued under the Paycheck Protection Program (PPP) and $0.33 million and $2.12 million, respectively, of deferred PPP loan fees recorded with commercial and financial loans. For the nine months ended September 30, 2021, the Company has recognized $5.48 million of deferred PPP loan fees in interest income and has received total forgiveness payments of $160.48 million from the SBA. For the nine months ended September 30, 2020, there were $1.26 million PPP loan fees recognized and no forgiveness payments received from the SBA.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses, the allowance for credit losses applicable to individually evaluated loans and the related loan balance of individually evaluated loans for the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended September 30, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance	$2,055	$4,802	$2,483	$4,904	$10,879	$9,707	$1,110	$35,940
Charge-offs	—	(14)	—	—	(181)	(255)	(138)	(588)
Recoveries	29	431	2	—	140	23	21	646
Credit loss expense	34	(871)	(188)	(241)	26	743	89	(408)

Ending balance	$2,118	$4,348	$2,297	$4,663	$10,864	$10,218	$1,082	$35,590

	Nine Months Ended September 30, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070
Impact of adopting ASC 326	(328)	298	327	763	522	1,396	(232)	2,746
Charge-offs	—	(90)	(3)	(1)	(263)	(265)	(234)	(856)
Recoveries	117	966	93	25	648	240	98	2,187
Credit loss expense	(179)	(1,711)	(439)	(297)	(2,411)	(568)	48	(5,557)

Ending balance	$2,118	$4,348	$2,297	$4,663	$10,864	$10,218	$1,082	$35,590

Ending balance, individually evaluated for credit losses	$3	$4	$128	$4	$59	$5	$—	$203

Ending balance, collectively evaluated for credit losses	$2,115	$4,344	$2,169	$4,659	$10,805	$10,213	$1,082	$35,387

Loans:
Ending balance	$94,210	$228,181	$191,790	$241,650	$1,013,641	$799,855	$84,534	$2,653,861

Ending balance, individually evaluated for credit losses	$1,426	$1,394	$1,028	$1,583	$5,566	$5,758	$—	$16,755

Ending balance, collectively evaluated for credit losses	$92,784	$226,787	$190,762	$240,067	$1,008,075	$794,097	$84,534	$2,637,106

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for loan losses for the three and nine months ended September 30, 2020 were as follows:

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses for off-balance sheet credit exposures for the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended September 30, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance	$494	$1,529	$864	$107	$791	$275	$30	$4,090
Credit loss expense	15	117	132	61	13	156	(4)	490
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$509	$1,646	$996	$168	$804	$431	$26	$4,580

	Nine Months Ended September 30, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance, prior to adoption of ASC 326	$—	$—	$—	$—	$—	$—	$—	$—
Impact of adopting ASC 326	385	1,585	736	180	471	212	15	3,584
Credit loss expense	124	61	260	(12)	333	219	11	996
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$509	$1,646	$996	$168	$804	$431	$26	$4,580

Credit loss expense for off-balance sheet credit exposures is included in credit loss expense on the consolidated statement of income for the three and nine months ended September 30, 2021.

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

The following tables present the credit quality indicators and origination years by type of loan in each category as of September 30, 2021 (amounts in thousands):

	Agricultural
September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$424	$235	$30	$17	$—	$—	$5,138	$5,844
Good	999	1,912	634	75	58	30	4,923	8,631
Satisfactory	6,883	6,649	1,966	2,003	501	141	23,082	41,225
Monitor	5,535	4,762	1,073	630	171	312	17,887	30,370
Special Mention	2,615	442	86	166	7	—	3,303	6,619
Substandard	875	85	210	116	—	—	235	1,521
Total	$17,331	$14,085	$3,999	$3,007	$737	$483	$54,568	$94,210

	Commercial and Financial
September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$6,153	$1,007	$5	$260	$42	$—	$1,231	$8,698
Good	9,514	9,687	2,381	1,135	382	1,921	19,170	44,190
Satisfactory	42,268	24,288	8,225	3,956	2,686	1,255	35,106	117,784
Monitor	20,191	11,791	3,938	1,438	450	520	11,371	49,699
Special Mention	1,332	582	529	124	3	6	266	2,842
Substandard	3,156	1,019	294	68	131	—	300	4,968
Total	$82,614	$48,374	$15,372	$6,981	$3,694	$3,702	$67,444	$228,181

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Construction, 1 to 4 Family Residential
September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	212	487	—	—	—	—	13,796	14,495
Satisfactory	4,403	1,882	—	—	—	—	42,675	48,960
Monitor	956	1,668	—	—	—	—	6,394	9,018
Special Mention	—	—	—	—	—	—	583	583
Substandard	111	—	—	—	—	—	—	111
Total	$5,682	$4,037	$—	$—	$—	$—	$63,448	$73,167

	Real Estate: Construction, Land Development and Commercial
September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$5,079	$—	$—	$—	$147	$8	$—	$5,234
Good	1,925	2,235	—	—	154	247	9,774	14,335
Satisfactory	20,602	7,731	2,529	276	1,023	122	32,038	64,321
Monitor	6,465	1,429	7	39	262	—	18,354	26,556
Special Mention	86	—	—	—	—	—	—	86
Substandard	7,000	548	196	—	—	—	347	8,091
Total	$41,157	$11,943	$2,732	$315	$1,586	$377	$60,513	$118,623

	Real Estate: Mortgage, Farmland
September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$3,591	$124	$60	$102	$58	$139	$4,074
Good	7,918	16,961	2,733	3,144	6,489	5,556	3,915	46,716
Satisfactory	38,291	42,353	12,483	9,244	9,152	12,934	9,822	134,279
Monitor	5,351	17,330	5,791	4,138	1,324	7,079	5,796	46,809
Special Mention	4,232	694	—	—	1,168	206	—	6,300
Substandard	2,477	450	294	48	—	203	—	3,472
Total	$58,269	$81,379	$21,425	$16,634	$18,235	$26,036	$19,672	$241,650

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, 1 to 4 Family First Liens
September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$465	$1,358	$434	$22	$153	$306	$—	$2,738
Good	7,476	12,322	3,272	3,301	3,851	11,023	4,164	45,409
Satisfactory	187,076	190,199	75,462	72,729	64,914	115,599	8,590	714,569
Monitor	20,445	48,859	6,675	7,530	9,409	15,824	2,975	111,717
Special Mention	1,249	3,118	1,212	1,090	753	2,078	—	9,500
Substandard	1,709	1,827	1,534	1,610	802	6,918	—	14,400
Total	$218,420	$257,683	$88,589	$86,282	$79,882	$151,748	$15,729	$898,333

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$14	$—	$—	$—	$—	$463	$477
Good	33	637	291	—	109	496	1,437	3,003
Satisfactory	10,451	10,780	6,266	8,046	5,893	6,676	55,630	103,742
Monitor	239	1,232	197	440	113	322	2,735	5,278
Special Mention	118	522	96	74	140	126	156	1,232
Substandard	100	354	104	418	102	200	298	1,576
Total	$10,941	$13,539	$6,954	$8,978	$6,357	$7,820	$60,719	$115,308

	Real Estate: Mortgage, Multi-Family
September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$2,562	$4,570	$—	$—	$—	$717	$—	$7,849
Good	5,682	42,254	1,817	165	2,836	9,333	—	62,087
Satisfactory	57,636	96,776	21,265	1,627	1,628	15,880	14,490	209,302
Monitor	38,871	41,629	178	1,175	1,600	1,461	6,312	91,226
Special Mention	644	—	826	—	—	—	—	1,470
Substandard	12,250	—	—	—	—	5,621	—	17,871
Total	$117,645	$185,229	$24,086	$2,967	$6,064	$33,012	$20,802	$389,805

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Commercial
September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$99	$17,194	$—	$—	$3,436	$365	$—	$21,094
Good	11,312	48,976	3,462	4,337	5,379	7,364	10,031	90,861
Satisfactory	49,134	51,957	16,814	13,058	18,510	25,967	15,679	191,119
Monitor	10,640	57,522	6,064	1,737	2,542	3,487	3,658	85,650
Special Mention	168	7,689	303	843	2,000	6,431	—	17,434
Substandard	1,362	2,213	—	212	—	105	—	3,892
Total	$72,715	$185,551	$26,643	$20,187	$31,867	$43,719	$29,368	$410,050

	Loans to Individuals
September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	—	—	72	23	7	—	2	104
Satisfactory	10,340	6,988	2,737	1,223	195	9,813	56	31,352
Monitor	292	201	40	54	4	—	3	594
Special Mention	44	65	25	5	—	—	2	141
Substandard	5	14	15	1	3	3	3	44
Total	$10,681	$7,268	$2,889	$1,306	$209	$9,816	$66	$32,235

	Obligations of State and Political Subdivisions
September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$6,259	$—	$6,259
Good	—	3,216	—	—	—	9,225	—	12,441
Satisfactory	660	2,143	1,778	711	11,477	3,881	9,534	30,184
Monitor	—	836	208	249	179	1,800	—	3,272
Special Mention	—	—	—	—	—	143	—	143
Substandard	—	—	—	—	—	—	—	—
Total	$660	$6,195	$1,986	$960	$11,656	$21,308	$9,534	$52,299

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of September 30, 2021 and December 31, 2020 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
September 30, 2021
Agricultural	$377	$—	$249	$626	$93,584	$94,210	$152
Commercial and financial	1,062	2,370	41	3,473	224,708	228,181	—
Real estate:
Construction, 1 to 4 family residential	2,085	124	422	2,631	70,536	73,167	423
Construction, land development and commercial	7,024	7,000	96	14,120	104,503	118,623	—
Mortgage, farmland	—	167	204	371	241,279	241,650	204
Mortgage, 1 to 4 family first liens	948	1,481	2,522	4,951	893,382	898,333	264
Mortgage, 1 to 4 family junior liens	60	24	106	190	115,118	115,308	—
Mortgage, multi-family	3,905	—	—	3,905	385,900	389,805	—
Mortgage, commercial	—	829	—	829	409,221	410,050	—
Loans to individuals	205	10	5	220	32,015	32,235	—
Obligations of state and political subdivisions	—	—	—	—	52,299	52,299	—
	$15,666	$12,005	$3,645	$31,316	$2,622,545	$2,653,861	$1,043

December 31, 2020
Agricultural	$438	$—	$629	$1,067	$93,775	$94,842	$111
Commercial and financial	867	195	140	1,202	285,040	286,242	20
Real estate:
Construction, 1 to 4 family residential	190	—	536	726	70,391	71,117	536
Construction, land development and commercial	—	—	—	—	111,913	111,913	—
Mortgage, farmland	279	28	—	307	246,835	247,142	—
Mortgage, 1 to 4 family first liens	4,969	1,342	2,486	8,797	883,292	892,089	342
Mortgage, 1 to 4 family junior liens	436	21	155	612	127,221	127,833	47
Mortgage, multi-family	—	—	—	—	374,014	374,014	—
Mortgage, commercial	783	—	461	1,244	415,895	417,139	—
Loans to individuals	218	59	4	281	31,044	31,325	—
Obligations of state and political subdivisions	—	—	—	—	56,488	56,488	—
	$8,180	$1,645	$4,411	$14,236	$2,695,908	$2,710,144	$1,056

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain nonaccrual and TDR loan information by loan type at September 30, 2021 and December 31, 2020, was as follows:

	September 30, 2021				December 31, 2020
	Non-accrual loans (1)	Interest income recognized on non-accrual	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)				(Amounts In Thousands)
Agricultural	$708	—	$152	$377	$1,252	$111	$85
Commercial and financial	112	—	—	1,139	479	20	1,263
Real estate:
Construction, 1 to 4 family residential	111	—	423	—	315	536	—
Construction, land development and commercial	293	—	—	203	204	—	211
Mortgage, farmland	353	—	204	1,206	446	—	1,616
Mortgage, 1 to 4 family first liens	3,900	—	264	1,348	4,331	342	1,751
Mortgage, 1 to 4 family junior liens	184	—	—	20	193	47	20
Mortgage, multi-family	—	—	—	1,470	79	—	1,695
Mortgage, commercial	2,057	—	—	2,231	1,550	—	3,610
	$7,718	$—	$1,043	$7,994	$8,849	$1,056	$10,251

(1)There were $2.76 million and $2.97 million of TDR loans included within nonaccrual loans as of September 30, 2021 and December 31, 2020, respectively.

Loans 90 days or more past due that are still accruing interest decreased $0.01 million from December 31, 2020 to September 30, 2021. As of September 30, 2021 there were six accruing loans past due 90 days or more with an average loan balance of $0.17 million. There were 12 accruing loans past due 90 days or more as of December 31, 2020 with an average loan balance of $0.09 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.
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

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. In March 2020, various regulatory agencies, including the FRB and the FDIC, issued an interagency statement, effective immediately, on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of September 30, 2021, the total amount of the eligible loans in deferral (deferral of principal and/or interest) that met the requirements set forth under the CARES Act and therefore were not considered TDRs was 16

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
loans, totaling $9.5 million. As of December 31, 2020, there were 13 loans, totaling $9.4 million that met the requirements and were not considered TDRs.

Throughout 2020, COVID-19 related payment deferrals provided for customers totaled approximately 14.82% of total loans. As of September 30, 2021 and December 31, 2020, COVID-19 related payment deferrals were approximately 0.13% and 1.20% of total loans, respectively.

Below is a summary of information for TDR loans as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	4	$974	$160	6	$1,028	$—
Commercial and financial	14	1,211	—	17	1,743	35
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	1	203	—	1	211	4
Mortgage, farmland	5	1,512	—	6	2,009	—
Mortgage, 1 to 4 family first liens	11	1,351	—	17	1,898	—
Mortgage, 1 to 4 family junior liens	1	20	—	1	20	—
Mortgage, multi-family	2	1,470	—	2	1,695	—
Mortgage, commercial	11	4,010	—	13	4,621	—
Loans to individuals	—	—	—	—	—	—
	49	$10,751	$160	63	$13,225	$39

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following is a summary of TDR loans that were modified during the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	—	$—	$—	1	$178	$178
Commercial and financial	—	—	—	—	—	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	—	—	—	—	—	—
Mortgage, farmland	—	—	—	1	319	319
Mortgage, 1 to 4 family first lien	—	—	—	—	—	—
Mortgage, 1 to 4 family junior liens	—	—	—	—	—	—
Mortgage, multi-family	—	—	—	—	—	—
Mortgage, commercial	—	—	—	1	232	232
	—	$—	$—	3	$729	$729

The Company has allocated $0.02 million of allowance for TDR loans and the Company had commitments to lend $0.16 million in additional borrowings to restructured loan customers as of September 30, 2021.  The Company had commitments to lend $0.04 million in additional borrowings to restructured loan customers as of December 31, 2020.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans. The modifications of the terms of loans performed during the nine months ended September 30, 2021 included extensions of the maturity date.

There were no TDR loans that were in payment default (defined as past due 90 days or more) during the period ended September 30, 2021 and the year ended December 31, 2020.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
September 30, 2021
Agricultural	$1,372	$—	$54	$—	$1,426	$3
Commercial and financial	1,239	—	155	—	1,394	4
Real estate:
Construction, 1 to 4 family residential	533	—	—	—	533	115
Construction, land development and commercial	495	—	—	—	495	13
Mortgage, farmland	1,583	—	—	—	1,583	4
Mortgage, 1 to 4 family first liens	5,362	—	—	—	5,362	47
Mortgage, 1 to 4 family junior liens	204	—	—	—	204	12
Mortgage, multi-family	1,470	—	—	—	1,470	—
Mortgage, commercial	4,288	—	—	—	4,288	5
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	$16,546	$—	$209	$—	$16,755	$203

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Post-ASC 326 CECL Adoption:
The changes in the ACL in 2021 compared to December 31, 2020 is the result of the following factors: $2.75 million increase upon adoption of ASC 326 (CECL) on January 1, 2021; changes after adoption for the nine months ended September 30, 2021 include improvements in the economic factor forecasts, primarily Iowa unemployment, used in the ACL calculation which resulted in a decrease of $1.14 million; decrease in loan volume which resulted in a decrease of $0.75 million; changes in prepayment and curtailment rates resulting in a decrease of $1.03 million; decreases in historical loss rates along with net recoveries in the first half of 2021 resulting in a decrease of $1.59 million; decreases in the individually analyzed loans reserve of $0.42 million; and increases in qualitative factors determined necessary by management which resulted in an increase of $0.71 million.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans decreased $3.97 million from December 31, 2020 to September 30, 2021.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 0.63% of loans held for investment as of September 30, 2021 and 0.76% as of December 31, 2020.  The decrease in collateral-dependent loans is due to a decrease of $0.52 million in loans with a specific reserve, a decrease in nonaccrual loans of $1.13 million, a decrease in 90 days or more accruing loans of $0.01 million and a decrease in TDR loans of $2.26 million from December 31, 2020 to September 30, 2021. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
include options to terminate the leases within 1 year. As the options are reasonably certain to be exercised, they are recognized as part of the right-of-use assets and lease liabilities.

For the nine months ended September 30, 2021 and 2020, total operating lease expense was $0.44 million and $0.42 million respectively, and is included in occupancy expenses in the consolidated statements of income. Included in this for the nine months ended September 30, 2021 and 2020 were $0.37 million and $0.35 million, respectively, of operating lease costs, $0.03 million and $0.03 million, respectively, of short term lease costs, and $0.04 million and $0.04 million, respectively, of variable lease costs.
For the nine months ended September 30, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $0.38 million and $0.35 million, respectively.
As of September 30, 2021 and December 31, 2020, operating lease right-of-use assets included in other assets was $2.57 million and $2.86 million respectively. Operating lease liabilities were $2.63 million and $2.91 million as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the weighted average remaining lease term for operating leases was 10.01 years and 10.27 years, respectively, and the weighted average discount rate for operating leases was 3.48% and 3.45%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of September 30, 2021, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2021 (excluding the nine months ended September 30, 2021)	$117
2022	464
2023	317
2024	250
2025	254
Thereafter	1,755
Total lease payments	3,157
Less imputed interest	(529)
Total operating lease liabilities	$2,628

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of September 30, 2021 are as follows:

	September 30, 2021
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$869,098	$869,098	$869,098	$—	$—
Investment securities	510,011	510,011	221,414	288,597	—
Loans held for sale	10,738	10,738	—	10,738	—
Loans
Agricultural	92,092	92,185	—	—	92,185
Commercial and financial	223,833	223,726	—	—	223,726
Real estate:
Construction, 1 to 4 family residential	72,405	72,481	—	—	72,481
Construction, land development and commercial	117,088	116,577	—	—	116,577
Mortgage, farmland	236,987	236,664	—	—	236,664
Mortgage, 1 to 4 family first liens	891,338	889,507	—	—	889,507
Mortgage, 1 to 4 family junior liens	112,366	112,320	—	—	112,320
Mortgage, multi-family	386,092	384,065	—	—	384,065
Mortgage, commercial	403,545	403,004	—	—	403,004
Loans to individuals	31,602	31,710	—	—	31,710
Obligations of state and political subdivisions	51,850	52,119	—	—	52,119
Accrued interest receivable	12,432	12,432	—	12,432	—
Total financial instrument assets	$4,021,477	$4,016,637	$1,090,512	$311,767	$2,614,358
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$581,011	$581,011	$—	$581,011	$—
Interest-bearing deposits	2,887,248	2,895,755	—	2,895,755	—
Other borrowings	—	—	—	—	—
Federal Home Loan Bank borrowings	105,000	113,880	—	113,880	—
Accrued interest payable	1,255	1,255	—	1,255	—
Total financial instrument liabilities	$3,574,514	$3,591,901	$—	$3,591,901	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$616,208	$—	$—	$—	$—
Letters of credit	7,523	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$623,731	$—	$—	$—	$—
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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable. Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the nine months ended September 30, 2021. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2021
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$221,414	$—	$—	$221,414
State and political subdivisions	—	235,207	—	235,207
Mortgage-backed securities and collateralized mortgage obligations	—	9,753	—	9,753
Other securities (FHLB, FHLMC and FNMA)	—	34,891	—	34,891
Total	$221,414	$279,851	$—	$501,265

	December 31, 2020
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$148,646	$—	$—	$148,646
State and political subdivisions	—	224,566	—	224,566
Other securities (FHLB, FHLMC and FNMA)	—	35,160	—	35,160
Total	$148,646	$259,726	$—	$408,372

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2021 and the year ended December 31, 2020.

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

	September 30, 2021				Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$886	$886	$—	$—
Commercial and financial	—	—	1,188	1,188	—	—
Real Estate:						—
Construction, 1 to 4 family residential	—	—	386	386	—	—
Construction, land development and commercial	—	—	96	96	—	—
Mortgage, farmland	—	—	1,217	1,217	—	—
Mortgage, 1 to 4 family first liens	—	—	5,084	5,084	114	147
Mortgage, 1 to 4 family junior liens	—	—	193	193	9	9
Mortgage, multi-family	—	—	1,470	1,470	—	—
Mortgage, commercial	—	—	4,222	4,222	255	255
Loans to individuals	—	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—	—
Total	$—	$—	$14,742	$14,742	$378	$411

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

Index

Note 8.Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2022.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,398,761 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2021.  Of these 1,398,761 shares, 19,556 shares were purchased during the quarter ended September 30, 2021, at an average price per share of $66.15.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $86.49 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$79,686	$69,974
Credit cards	64,910	60,535
Commercial, real estate and home construction	173,754	118,186
Commercial lines and real estate purchase loans	297,858	234,907
Outstanding letters of credit	7,523	8,056

Note 10.Income Taxes

Federal income tax expense for the nine months ended September 30, 2021 and 2020 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2020, 2019, and 2018 remain subject to examination by the

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2020, 2019, and 2018 remain open for examination.  There were no material unrecognized tax benefits at September 30, 2021  and December 31, 2020 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of September 30, 2021, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending September 30, 2022. Income taxes as a percentage of income before taxes were 22.58% for the nine months ended September 30, 2021 and 22.43% for the same period in 2020.

Note 11.Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank terminated one interest rate swap in December 2020 and the other matured in November 2020, therefore the Bank was not required to pledge collateral as of September 30, 2021 and December 31, 2020.

Cash Flow Hedges:

The Bank executed two forward-starting interest rate swap transactions on November 7, 2013.  One of the interest rate swap transactions had an effective date of November 9, 2015, and an expiration date of November 9, 2020, effectively converting $25.00 million of variable rate debt to fixed rate debt.  The other interest rate swap transaction had an effective date of November 7, 2016 and an expiration date of November 7, 2023, effectively converting $25.00 million of variable rate debt to fixed rate debt.  For accounting purposes, these swap transactions were designated as a cash flow hedge of the changes in cash flows attributable to changes in three-month LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on an amount of the Bank’s debt principal equal to the then-outstanding swap notional amount.  At inception, the Bank asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The Bank terminated the remaining interest rate swap in December 2020 and in connection with the termination paid $2.684 million to the counterparty. The losses realized on the interest rate swap were reclassified into the income statement from other comprehensive income. In connection with the termination of the swap, the related FHLB borrowings were paid off. There were no remaining derivative instruments designated as cash flow hedges as of September 30, 2021 and December 31, 2020.

There were no gains or losses recognized on the Bank's derivative instruments designated as cash flow hedges for the nine months ended September 30, 2021. The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the nine months ended September 30, 2020:

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

•The effects of, and changes in, laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters as well as any laws otherwise affecting the Company, including, but not limited to, potential changes in U.S. tax laws and regulations.

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

The broader U.S. and global economies slowly began reopening during the first half of 2021 as vaccines against COVID-19 became widely available. However, labor and supply disruptions resulting from the global pandemic continue, and the emergence of a new and more infectious variant of COVID-19 is creating ongoing health and safety concerns that may lead to further disruptions in local, national and global economies.

While significant progress has been made to combat the outbreak of COVID-19, and while it appears that the epidemiological and macroeconomic conditions are trending in a positive direction as of September 30, 2021, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows.

Lending Assistance
The Bank continues to work with customers to determine how best to serve them, including providing short-term modifications for customers primarily through deferrals of principal only payments for three to six months. Throughout 2020, COVID-19 related payment deferrals provided for customers totaled approximately 14.82% of total loans. As of September 30, 2021 and December 31, 2020, COVID-19 related payment deferrals were approximately 0.13% and 1.20% of total loans, respectively.

The Bank continues to assist customers through this difficult time in the best manner possible by providing $127.10 million of Paycheck Protection Program (PPP) loans through December 31, 2020. With the passage of the Coronavirus Response and

Index

HILLS BANCORPORATION
Relief Supplemental Appropriations Act 2021 in late December 2020, the Bank provided additional PPP loans in 2021 totaling $58.34 million through September 30, 2021 to further assist our customers. The PPP loans have a two or five year term and earn interest at 1%. Loans funded through the PPP program are fully guaranteed by the U.S. government if certain criteria are met. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2021, the Bank has outstanding PPP loan balances of $24.55 million and has received total forgiveness payments of $160.48 million from the SBA.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At September 30, 2021, the Bank has nineteen full-service locations.

Net income for the nine month period ended September 30, 2021 was $41.93 million compared to $30.22 million for the same nine months of 2020, an increase of 38.77%.  The $11.72 million increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first nine months of 2021 are a reversal in the credit loss reserves of $4.56 million, primarily due to improvements in economic factor forecasts, historical loss rates and net recoveries year-to-date; an increase in noninterest income of $5.06 million; and an increase in net interest income of $4.05 million.

The Company achieved a return on average assets of 1.32% and a return on average equity of 12.14% for the twelve months ended September 30, 2021, compared to the twelve months ended September 30, 2020, which were 1.22% and 11.00%, respectively. The return on average assets and return on average equity for the nine months ended September 30, 2021 were 1.43% and 13.32%, respectively, compared to the nine months ended September 30, 2020, which were 1.16% and 10.33%, respectively.  Dividends of $0.94 per share were paid in January 2021 to 2,701 shareholders.  The dividend paid in January 2020 was $0.89 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 2.83% for the nine months ended September 30, 2021 compared to 3.05% for the same nine months of 2020.  Average earning assets were $3.823 billion year to date in 2021 and $3.362 billion in 2020.

Highlights noted on the balance sheet as of September 30, 2021 for the Company included the following:

•Total assets were $4.086 billion, an increase of $305.47 million since December 31, 2020.
•Cash and cash equivalents were $869.10 million, an increase of $294.79 million since December 31, 2020. A portion of the increase can be attributed to increased savings with the current negative economic environment due to the pandemic and equity investors fleeing volatile capital markets in an effort to preserve principal. Also, cash and cash equivalents included approximately $100 million of temporary public funds.
•Net loans were $2.630 billion, a decrease of $88.02 million since December 31, 2020. The decrease is primarily attributable to the Bank receiving $120.07 million of PPP loan forgiveness payments from the SBA for the nine months ended September 30, 2021. Loans held for sale decreased $33.21 million since December 31, 2020.
•Tax credit real estate increased by $3.35 million for the nine months ended September 30, 2021, primarily attributable to a $4.18 million investment in a multi-family affordable housing rental property.
•Deposits increased $275.69 million since December 31, 2020. A portion of the increase can be attributed to increased savings with the current negative economic environment due to the pandemic. Also, deposit growth included approximately $100 million in temporary public funds.
•Liabilities as of September 30, 2021 include $4.58 million of allowance for credit losses on off-balance sheet credit exposures under CECL compared to zero under the incurred loss model as of December 31, 2020.

Reference is made to Note 7 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION

Financial Condition

The COVID-19 pandemic has created significant uncertainty regarding projecting loan demand throughout 2021.

The following table sets forth the composition of the loan portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$94,210	3.55%	$94,842	3.50%
Commercial and financial	228,181	8.60	286,242	10.56
Real estate:
Construction, 1 to 4 family residential	73,167	2.76	71,117	2.62
Construction, land development and commercial	118,623	4.47	111,913	4.13
Mortgage, farmland	241,650	9.11	247,142	9.12
Mortgage, 1 to 4 family first liens	898,333	33.85	892,089	32.92
Mortgage, 1 to 4 family junior liens	115,308	4.34	127,833	4.72
Mortgage, multi-family	389,805	14.69	374,014	13.80
Mortgage, commercial	410,050	15.45	417,139	15.39
Loans to individuals	32,235	1.21	31,325	1.16
Obligations of state and political subdivisions	52,299	1.97	56,488	2.08
	$2,653,861	100.00%	$2,710,144	100.00%
Net unamortized fees and costs	927		938
	$2,654,788		$2,711,082
Less allowance for credit losses (2021) and loan losses (2020)	35,590		37,070
	$2,619,198		$2,674,012

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

Index

HILLS BANCORPORATION
The following table presents the allowance for credit losses as of September 30, 2021 and December 31, 2020 by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans:

	September 30, 2021			December 31, 2020
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,118	5.95%	3.55%	$2,508	6.77%	3.50%
Commercial and financial	4,348	12.22	8.60	4,885	13.18	10.56
Real estate:
Construction, 1 to 4 family residential	762	2.14	2.76	907	2.45	2.62
Construction, land development and commercial	1,535	4.31	4.47	1,412	3.81	4.13
Mortgage, farmland	4,663	13.10	9.11	4,173	11.26	9.12
Mortgage, 1 to 4 family first liens	7,922	22.26	33.85	10,871	29.32	32.92
Mortgage, 1 to 4 family junior liens	2,942	8.27	4.34	1,497	4.04	4.72
Mortgage, multi-family	3,713	10.43	14.69	4,462	12.04	13.80
Mortgage, commercial	6,505	18.28	15.45	4,953	13.36	15.39
Loans to individuals	633	1.78	1.21	752	2.03	1.16
Obligations of state and political subdivisions	449	1.26	1.97	650	1.74	2.08
	$35,590	100.00%	100.00%	$37,070	100.00%	100.00%

The allowance for credit losses (ACL) totaled $35.59 million at September 30, 2021 compared to the allowance for loan losses under the incurred loss method of $37.07 million at December 31, 2020. The percentage of the allowance to outstanding loans was 1.34% and 1.37% at September 30, 2021 and December 31, 2020, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding. Due to the adoption of ASC 326 (CECL) in 2021, the ACL under CECL will not be comparable to the allowance for loan losses in 2020. The changes in the ACL in 2021 compared to December 31, 2020 is the result of the following factors: $2.75 million increase upon adoption of ASC 326 (CECL) on January 1, 2021; changes after adoption for the nine months ended September 30, 2021 include improvements in the economic factor forecasts, primarily Iowa unemployment, used in the ACL calculation which resulted in a decrease of $1.14 million; decrease in loan volume which resulted in a decrease of $0.75 million; changes in prepayment and curtailment rates resulting in a decrease of $1.03 million; decreases in historical loss rates along with net recoveries resulting in a decrease of $2.07 million; decreases in the individually analyzed loans reserve of $0.42 million; and increases in qualitative factors determined necessary by management which resulted in an increase of $0.71 million.

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

Management has determined that the allowance for credit losses was adequate at September 30, 2021, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for credit losses is based on a comprehensive, well documented, and

Index

HILLS BANCORPORATION
consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry data. This review encompasses levels of total collateral-dependent loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Investment securities available for sale held by the Company increased by $92.89 million from December 31, 2020 to September 30, 2021.  The fair value of securities available for sale was $5.69 million more than the amortized cost of such securities as of September 30, 2021.  At December 31, 2020, the fair value of the securities available for sale was $11.70 million more than the amortized cost of such securities.

Deposits increased $275.69 million in the first nine months of 2021 primarily due to increased savings with the current negative economic environment. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $51.58 million as of September 30, 2021 with an average rate of 0.36%.  Brokered deposits were $74.08 million as of December 31, 2020 with an average interest rate of 0.34%. As of September 30, 2021 and December 31, 2020, brokered deposits were 1.49% and 2.32% of total deposits, respectively.

Federal Home Loan Bank (FHLB) borrowings were $105 million as of September 30, 2021 and December 31, 2020. The FHLB funding source is considered when loan growth exceeds core deposit increases and the interest rates on funds borrowed from the FHLB are favorable compared to other funding alternatives.

Dividends and Equity

In January 2021, Hills Bancorporation paid a dividend of $8.77 million or $0.94 per share.  The dividend paid in January 2020 was $0.89 per share. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of September 30, 2021 totaled $436.30 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. As of March 31, 2020, the Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9%. The CARES Act reduced the minimum ratio to 8% beginning in the 2nd quarter of 2020 through December 31, 2020, increasing to 8.5% for 2021 and returning to 9% beginning January 1, 2022. As of September 30, 2021 and December 31, 2020, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of September 30, 2021 and December 31, 2020 are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of September 30, 2021:
Company:
Community Bank Leverage ratio	$478,368	11.99%	8.500%

Bank:
Community Bank Leverage ratio	478,951	12.01	8.500

Index

HILLS BANCORPORATION

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2020:
Company:
Community Bank Leverage ratio	$452,123	11.91%	8.00%

Bank:
Community Bank Leverage ratio	453,073	11.94	8.00

Index

HILLS BANCORPORATION
Discussion of operations for the nine months ended September 30, 2021 and 2020

Net Income Overview
Net income increased $11.72 million for the nine months ended September 30, 2021 compared to the first nine months of 2020.  Total net income was $41.93 million in 2021 and $30.22 million in the comparable period in 2020, an increase of 38.77%.  The changes in net income in 2021 from the first nine months of 2020 were primarily the result of the following:

•Net interest income increased by $4.05 million, before credit loss expense, attributable in large part to a $7.31 million decrease in interest rate expense.
•For the nine months ended September 30, 2021, a reversal of credit loss reserves was recorded totaling $4.56 million. This represents a decrease of $9.06 million from the provision for loan losses under the incurred loss model of $4.50 million for the nine months ended September 30, 2020.
•Noninterest income increased by $5.06 million.
•Noninterest expenses increased by $2.96 million.
•Income tax expense increased by $3.49 million.
For the nine month period ended September 30, 2021 and September 30, 2020 basic earnings per share was $4.50 and $3.22, respectively. Diluted earnings per share was $4.50 for the nine months ended September 30, 2021 compared to $3.22 for the same period in 2020.

The Company’s net income for the period was driven primarily by three important factors.  The first important factor is credit loss expense recorded under CECL. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.630 billion at September 30, 2021. Expected credit loss expense is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The expense reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of collateral-dependent loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk. Credit loss expense was a reduction of expense of $4.56 million in 2021 under CECL compared to an expense of $4.50 million in 2020 under the incurred loss model. The decrease is attributable to improvements in the economic factor forecasts, primarily Iowa unemployment, and continued improvement in asset quality, relative to the sizable expense taken for the first half of 2020 from management increases to qualitative factors as a result of the significant economic uncertainties surrounding the pandemic. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions, including, but not limited to, conditions associated with the COVID-19 pandemic and the attendant risks and uncertainties related thereto, asset quality and will continue to have potential volatility for the foreseeable future resulting from the adoption of CECL in the first quarter and the uncertainties due to the COVID-19 pandemic.

The second important factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $79.45 million for the first nine months of 2021 was derived from the Company’s $3.823 billion of average earning assets during that period and its tax-equivalent net interest margin of 2.83%.  Average earning assets in the nine months ended September 30, 2020 were $3.362 billion and the tax-equivalent net interest margin was 3.05%. Net interest income for the Company increased primarily as a result of the continued low interest rates on interest bearing deposits resulting in decreased interest expenses. The Company expects net interest compression to impact earnings for the foreseeable future due to competition for loans and deposits combined with the interest rate decreases by the Federal Reserve Board. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets and maintaining yield on loans.

The third significant factor affecting the Company’s net income is noninterest income, primarily net gain on the sale of loans and trust fees. The net gain on the sale of loans was $6.24 million and $4.86 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of 28.48% for the nine months ended September 30, 2021 compared to the same period in 2020. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates and has been significantly impacted by the Federal Reserve Board's reduction of the federal funds rate to 0.25%, resulting in a significant amount of mortgage loan refinance activity. Trust fees were $9.65 million and $7.45 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of 29.46% for the nine months ended September 30, 2021 compared to the same period in 2020. This is primarily driven by the increase in assets under management of $0.45 billion from $1.98 billion as of September 30, 2020 to $2.43 billion as of September 30, 2021.

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2021 and 2020

Net Interest Income

Net interest income increased for the nine months ended September 30, 2021 compared to the comparable period in 2020.  The increase was a result of the continued low interest rates on interest bearing deposits resulting in decreased interest expenses. The decrease in interest expense more than compensated for the decrease in interest income associated with the low rate environment. Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first nine months of 2021 was 2.83% compared to 3.05% in 2020 for the same period.  Interest expense decreased $7.31 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to decreasing interest rates on deposits. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2021 compared to the comparable period in 2020 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$(40,757)	(0.07)%	$(1,648)	$(1,406)	$(3,054)
Taxable securities	58,102	(0.52)	607	(634)	(27)
Nontaxable securities	23,396	(0.33)	468	(548)	(80)
Federal funds sold	419,563	(0.24)	1,134	(1,283)	(149)
	$460,304		$561	$(3,871)	$(3,310)

Interest expense:
Interest-bearing demand deposits	$200,364	(0.32)%	$(804)	$2,423	$1,619
Savings deposits	219,772	(0.19)	(499)	1,434	935
Time deposits	(37,519)	(0.46)	638	2,246	2,884
FHLB borrowings	(80,000)	(0.10)	1,789	81	1,870
Interest-bearing other liabilities	(1)	(0.79)	—	—	—
	$302,616		$1,124	$6,184	$7,308
Change in net interest income			$1,685	$2,313	$3,998

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2021	2020
Yield on average interest-earning assets	3.30%	3.88%
Rate on average interest-bearing liabilities	0.63	1.08
Net interest spread	2.67%	2.80%
Effect of noninterest-bearing funds	0.16	0.25
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	2.83%	3.05%

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2021 and 2020

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met six times during the first nine months of 2021.  The target rate decreased to 0.25% as of March 31, 2020.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of September 30, 2021, the rate indexes for the one, three and five year indexes were 0.09%, 0.53% and 0.98%, respectively.  The one year index decreased 25.00% from 0.12% at September 30, 2020, the three year index increased 231.25% and the five year index increased 250.00%.  The three year index was 0.16% and the five year index was 0.28% at September 30, 2020.  The targeted federal funds rate was 0.25% at September 30, 2021 and 2020.  The Company anticipates short term and long term rates in the indexes to remain consistent throughout 2021.

Credit Loss Expense

Credit loss expense was a reduction of expense of $4.56 million for the nine months ended September 30, 2021 compared to an expense of $4.50 million in 2020 under the incurred loss model, a decrease of expense of $9.06 million.  Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio. The credit loss expense taken to fund the allowance for credit losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The expense reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of collateral-dependent loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risks. Also, under CECL, a significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment, national real gross domestic product (GDP), all-transactions house price index for Iowa, Iowa real GDP, and the commercial real estate price index (CRE Index). The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions, including, but not limited to, conditions associated with the COVID-19 pandemic and the attendant risks and uncertainties related thereto, asset quality and will continue to have potential volatility for the foreseeable future resulting from the adoption of CECL in the first quarter and the uncertainties due to the COVID-19 pandemic.

The allowance for credit losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the nine months ended September 30, 2021 and 2020, recoveries were $2.19 million and $1.28 million, respectively; and charge-offs were $0.86 million in 2021 and $2.48 million in 2020.  The allowance for credit losses totaled $35.59 million at September 30, 2021 compared to $37.07 million for the allowance for loan losses under the incurred loss model as of December 31, 2020.  The allowance represented 1.34% and 1.37% of loans held for investment at September 30, 2021 and December 31, 2020.

Noninterest Income

The following table sets forth the various categories of noninterest income for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$6,243	$4,859	$1,384	28.48%
Trust fees	9,645	7,450	2,195	29.46
Service charges and fees	8,729	7,427	1,302	17.53
Other noninterest income	647	462	185	40.04
Gain on sale of investment securities	—	10	(10)	(100.00)
	$25,264	$20,208	$5,056	25.02

Index

HILLS BANCORPORATION
Discussion of operations for the nine months ended September 30, 2021 and 2020

In the nine months ended September 30, 2021 and 2020, the net gain on sale of loans was $6.24 million and $4.86 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity, margin and demand in these types of loans is directly related to the level of interest rates. The primary reason for the increase in 2021 compared to 2020 is the increased margin per loan in 2021. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $2.20 million to $9.65 million for the nine months ended September 30, 2021 compared to the same period in 2020. This is due to the increase in assets under management of $0.45 billion from $1.98 billion as of September 30, 2020 to $2.43 billion as of September 30, 2021.

Service charges and fees increased $1.30 million to $8.73 million for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to increased debit card interchange fees from increased volume of transactions.

Other noninterest income categories experienced marginal period-to-period fluctuations for the nine months ended September 30, 2021.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$31,484	$29,818	$1,666	5.59%
Occupancy	3,135	3,248	(113)	(3.48)
Furniture and equipment	5,523	5,778	(255)	(4.41)
Office supplies and postage	1,268	1,333	(65)	(4.88)
Advertising and business development	1,480	1,479	1	0.07
Outside services	9,781	8,020	1,761	21.96
FDIC insurance assessment	777	617	160	25.93
Other noninterest expense	1,668	1,861	(193)	(10.37)
	$55,116	$52,154	$2,962	5.68

In the nine months ended September 30, 2021 and 2020, salaries and employee benefits expense increased $1.67 million. The increase is primarily the result of increased variable compensation due to the increase in loans originated for sale and processing of PPP loans.

Outside services increased $1.76 million to $9.78 million for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to increases in data processing expenses with the continued increases in mortgage refinance activity and other non-interest income.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the nine months ended September 30, 2021.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2021 and 2020

Net Income Overview

Net income increased $1.70 million for the three months ended September 30, 2021 compared to the same period in 2020.  Total net income was $13.13 million in 2021 and $11.43 million in the comparable period in 2020, an increase of 14.83%.  For the three month periods ended September 30, 2021 and 2020 basic earnings per share was $1.41 and $1.22, respectively. Diluted earnings per share was $1.41 for the three months ended September 30, 2021 compared to $1.22 for the same period in 2020.

Net Interest Income

Net interest income increased for the three months ended September 30, 2021 compared to the comparable period in 2020.  The increase was a result of the continued low interest rates on interest bearing deposits resulting in decreased interest expenses. The decrease in interest expense more than compensated for the decrease in interest income associated with the low rate environment. Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin. Interest expense decreased $2.29 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to decreasing interest rates on deposits. The net interest margin for the three months ended September 30, 2021 was 2.82% compared to 2.90% in 2020 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2021 compared to the comparable period in 2020 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$(111,056)	0.07%	$(1,428)	$663	$(765)
Taxable securities	79,512	(0.49)	295	(244)	51
Nontaxable securities	35,003	(0.35)	231	(194)	37
Federal funds sold	350,448	0.05	89	97	186
	$353,907		$(813)	$322	$(491)

Interest expense:
Interest-bearing demand deposits	$155,850	(0.20)%	$(159)	$541	$382
Savings deposits	235,776	(0.09)	(143)	249	106
Time deposits	(85,287)	(0.48)	435	740	1,175
FHLB borrowings	(80,000)	(0.12)	600	30	630
Interest-bearing other liabilities	(3)	0.12	—	—	—
	$226,336		$733	$1,560	$2,293
Change in net interest income			$(80)	$1,882	$1,802

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2021 and 2020

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2021	2020
Yield on average interest-earning assets	3.24%	3.62%
Rate on average interest-bearing liabilities	0.57	0.96
Net interest spread	2.67%	2.66%
Effect of noninterest-bearing funds	0.15	0.24
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	2.82%	2.90%
Credit Loss Expense

Credit loss expense was an expense of $0.08 million for the three months ended September 30, 2021 compared to a reduction of expense of $0.16 million in 2020 under the incurred loss model, an increase of expense of $0.24 million. Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio. The credit loss expense taken to fund the allowance for credit losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The expense reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of collateral-dependent loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risks. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions, including, but not limited to, conditions associated with the COVID-19 pandemic and the attendant risks and uncertainties related thereto, asset quality and will continue to have potential volatility for the foreseeable future resulting from the adoption of CECL in the first quarter and the uncertainties due to the COVID-19 pandemic.

The allowance for credit losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended September 30, 2021 and 2020, recoveries were $0.65 million and $0.47 million, respectively; and charge-offs were $0.59 million in 2021 and $0.87 million in 2020.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$1,512	$2,303	$(791)	(34.35)%
Trust fees	3,568	2,494	1,074	43.06
Service charges and fees	3,075	2,636	439	16.65
Other noninterest income	89	77	12	15.58
	$8,244	$7,510	$734	9.77

Trust fees increased $1.07 million to $3.57 million for the three months ended September 30, 2021 compared to the same period in 2020. This is due to the increase in assets under management of $0.45 billion from $1.98 billion as of September 30, 2020 to $2.43 billion as of September 30, 2021. Service charges and fees increased $0.44 million to $3.08 million for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to increased debit card interchange fees from increased volume of transactions. Other noninterest income categories experienced marginal period-to-period fluctuations for the three months ended September 30, 2021.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2021 and 2020

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$10,281	$10,108	$173	1.71%
Occupancy	955	1,067	(112)	(10.50)
Furniture and equipment	1,652	2,028	(376)	(18.54)
Office supplies and postage	428	425	3	0.71
Advertising and business development	496	340	156	45.88
Outside services	3,496	2,818	678	24.06
FDIC insurance assessment	267	223	44	19.73
Other noninterest expense	623	1,046	(423)	(40.44)
	$18,198	$18,055	$143	0.79

Outside services increased $0.68 million to $3.50 million compared to the same period in 2020, primarily due to increases in data and card processing expenses with the continued increase in mortgage refinance activity and other non-interest income.

Other noninterest expense decreased for the three months ended September 30, 2021 compared to the same period in 2020 due to a legal settlement in 2020 that did not recur.

Index

HILLS BANCORPORATION

Income Taxes

Federal and state income tax expenses were $12.23 million and $8.74 million for the nine months ended September 30, 2021 and 2020, respectively. Income taxes as a percentage of income before taxes were 22.58% in 2021 and 22.43% in 2020.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 12.27% of the Company’s total assets at September 30, 2021 compared to 10.80% at December 31, 2020.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of September 30, 2021, the Company had borrowed $105.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $748.05 million at September 30, 2021.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $538.95 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2021.

As of September 30, 2021, investment securities with a carrying value of $10.14 million were pledged to collateralize public and trust deposits, derivative financial instruments, and other borrowings.  As of December 31, 2020, investment securities with a carrying value of $10.23 million were pledged.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended September 30, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 to July 31	6,627	$65.50	6,627	114,168
August 1 to August 31	1,928	66.37	1,928	112,240
September 1 to September 30	11,001	66.50	11,001	101,239
Total	19,556	$66.15	19,556	101,239

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

HILLS BANCORPORATION

Date:	November 5, 2021	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	November 5, 2021	By: /s/ Joseph A. Schueller
Joseph A. Schueller, Treasurer, Chief Financial Officer and Chief Accounting Officer