Form 10-K
period 2021-12-31
HILLS BANCORPORATION
filed 2022-03-04
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   October 1, 2021  to December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021, based on the most recent sale price of $68.00 per share, and 7,812,500 shares held was $531,250,033.  Common stock held by non-affiliates excludes 1,493,752 shares held by directors, executive officers, and under the Registrant’s Employee Stock Ownership Plan.

The number of shares outstanding of the Registrant's common stock as of February 28, 2022 is 9,283,096 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement dated March 18, 2022 for the Annual Meeting of the Shareholders of the Registrant to be held April 18, 2022 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

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

Lending Activities

Real Estate Loans

Real estate loans totaled $2.248 billion and comprised 84.52% of the Bank’s loan portfolio as of December 31, 2021.  The Bank’s real estate loans include construction loans and mortgage loans.

Mortgage Loans.  The Bank offers residential, commercial and agricultural real estate loans.  As of December 31, 2021, mortgage loans totaled $2.041 billion and comprised 76.72% of the Bank’s loan portfolio.

Residential real estate loans totaled $1.024 billion and were 38.49% of the Bank’s loan portfolio as of December 31, 2021.  These loans include first and junior liens on 1 to 4 family residences.  The Bank originates 1 to 4 family mortgage loans to individuals and businesses within its trade area.  The Bank sells certain mortgage loans to third parties on the secondary market.  For the loans sold on the secondary market, the Bank does not retain any percentage of ownership or servicing rights.  Interest rates for residential real estate mortgages are determined by competitive pricing factors on the secondary market and within the Bank’s trade area.  Collateral for residential real estate mortgages is generally the underlying property.  Generally, repayment of these loans is from monthly principal and interest payments from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets that the Bank serves.

Commercial real estate loans totaled $401.38 million and were 15.09% of the Bank’s loan portfolio at December 31, 2021.  The Bank originates loans for commercial properties to individuals and businesses within its trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  The Bank offers both fixed and variable rate loans for commercial real estate.

Multi-family real estate loans totaled $382.79 million and were 14.39% of the Bank’s loan portfolio at December 31, 2021.  Multi-family real estate loans are made to individuals and businesses in the Bank’s trade area.  These loans are primarily secured by properties such as apartment complexes.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  Generally, interest rates for multi-family loans are fixed for the loan term.

Mortgage loans secured by farmland totaled $232.74 million and were 8.75% of the Bank’s loan portfolio at December 31, 2021.  Loans for farmland are made to individuals and businesses within the Bank’s trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less.  Generally, interest rates are fixed for mortgage loans secured by farmland.

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

As of December 31, 2021, construction loans for personal residences totaled $80.49 million and were 3.03% of the Bank’s loan portfolio.  Construction loans for land development and commercial projects totaled $127.02 million and were 4.77% of the Bank’s loan portfolio.  In total, construction loans totaled $207.51 million and were 7.80% of the Bank’s loan portfolio as of December 31, 2021.

Commercial and Financial Loans

The Bank’s commercial and financial loan portfolio totaled $222.0 million and comprised 8.33% of the total loan portfolio at December 31, 2021.  The Bank’s commercial and financial loans include loans to contractors, retailers and other businesses.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment.  Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower.  Terms of commercial and financial loans generally range from one to five years.  Interest rates for commercial loans can be fixed or variable.

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

In response to the Coronavirus Disease 2019 ("COVID-19"), during the year ended December 31, 2021, the Company provided $58.34 million of Paycheck Protection Program (PPP) loans which are included with commercial and financial loans in the financial statements. As of December 31, 2021, the Company had outstanding PPP loan balances of $5.34 million. See further discussion in Item 1A and Item 7.

Agricultural Loans

Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations.  These loans totaled $106.93 million and constituted 4.02% of the total loan portfolio at December 31, 2021.  Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery.  The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations.  The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.  Agricultural loans generally have a term of one year and may have a fixed or variable rate.

Consumer Lending

The Bank offers consumer loans including personal loans and automobile loans.  These consumer loans typically have shorter terms and lower balances.  At December 31, 2021, consumer loans totaled $32.69 million and were 1.23% of the Bank’s total loan portfolio.

Loans to State and Political Subdivisions

Loans to State and Political Subdivisions include only tax-exempt loans. These loans totaled $50.29 million and comprised 1.89% of the Bank’s total loan portfolio at December 31, 2021.

Deposit Activities

The Bank’s primary funding source for its loan portfolio and other investments consist of the acceptance of demand, savings and time deposits.

Average Daily Balances

The following table shows average balances of assets, liabilities and stockholders’ equity:

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31,
	2021	2020	2019
	(Amounts In Thousands)
ASSETS
Noninterest-bearing cash and cash equivalents	$30,957	$28,885	$27,663
Interest-bearing cash and cash equivalents	751,169	362,352	190,205
Taxable securities	246,550	178,239	139,188
Nontaxable securities	223,770	196,437	189,739
Federal funds sold	172	191	79
Loans, net	2,644,701	2,704,989	2,611,546
Property and equipment, net	35,115	36,385	36,584
Other assets	48,329	48,545	44,631
	$3,980,763	$3,556,023	$3,239,635
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$578,931	$459,664	$366,682
Interest-bearing demand deposits	1,062,059	876,595	716,848
Savings deposits	1,093,560	875,091	851,503
Time deposits	643,934	695,468	661,548
Other borrowings	6	9	8
FHLB borrowings	101,895	181,093	213,468
Noninterest-bearing other liabilities	25,621	24,777	26,162
Redeemable common stock held by Employee Stock Ownership Plan	48,671	49,578	50,348
Stockholders' equity	426,086	393,748	353,068
	$3,980,763	$3,556,023	$3,239,635

Other Information
The Bank’s business is not seasonal.  As of December 31, 2021, the Company had no employees and the Bank had 472 full-time and 26 part-time employees.

For additional discussion of the impact of the economy on the financial condition and results of operations of the Company, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Officers of the Registrant
The executive officers of the Company and the Bank, along with their respective ages and positions held, are identified in the table below.

Name	Age	Position
Company
Dwight O. Seegmiller	69	Mr. Seegmiller, who joined the Company in 1975, has served as its President since 1986. Prior to 1986, Mr. Seegmiller was the Senior Vice President of Lending.

Joseph A. Schueller	44	Mr. Schueller has held the position of Treasurer and Principal Financial Officer since March 2021.

Bank
Shelley R. Asher	43	Ms. Asher has held the position of Senior Vice President, Director of Operations since June 2021.

Becky DeWaard	61	Ms. DeWaard has held the position of Senior Vice President, Director of Human Resources since March 2021.

Timothy D. Finer	60	Mr. Finer has held the position of Senior Vice President, Director of Mortgage Lending since 2005.

Brian R. Globokar	48	Mr. Globokar has held the position of Senior Vice President, Director of Trust and Wealth Management Services since 2020.

Kenneth W. Hinrichs	48	Mr. Hinrichs has held the position of Senior Vice President, Director of Operations and Digital Banking since 2019.

Neal T. Marple	52	Mr. Marple has held the position of Senior Vice President, Director of Information Services since 2019.

Kenza B. Nelson	42	Ms. Nelson has held the position of Senior Vice President, General Counsel since May 2020.

Steven R. Ropp	61	Mr. Ropp has held the position of Senior Vice President, Director of Commercial Banking since 2008.

Lisa A. Shileny	45	Ms. Shileny has held the position of Chief Operating Officer since December 2021. Previously, Ms. Shileny held the position of Senior Vice President, Director of Administration since 2019.

Nicole M. Slaubaugh	44	Ms. Slaubaugh has held the position of Senior Vice President, Director of Retail Banking since 2016.

MARKET AREA

Johnson County

The Bank’s trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa.  These communities have a combined population of approximately 123,000.  Johnson County, Iowa has a population of approximately 158,000.  The University of Iowa in Iowa City has approximately 31,200 students and 34,400 full and part-time employees, including 11,400 employees of The University of Iowa Hospitals and Clinics.

Linn County

The Bank operates offices in the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa.  Lisbon has a population of approximately 2,300 and Mount Vernon, located two miles from Lisbon, has a population of about 4,800. Both communities are within easy commuting distances to Cedar Rapids and Iowa City, Iowa.  Cedar Rapids has a metropolitan population of approximately 177,000 including approximately 40,000 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and 25 miles north of Iowa City on Interstate 380.  The total population of Linn County is approximately 232,000.  The largest employer in the Cedar Rapids area is Collins Aerospace, manufacturer of communications instruments, with approximately 10,000 employees.

Washington County

The Bank has offices located in Kalona, Washington and Wellman, Iowa, which are in Washington County.  Kalona is located approximately 14 miles north of Washington. Wellman is located approximately 5 miles west of Kalona.  Kalona has a population of approximately 2,900, Washington has a population of approximately 7,200 and Wellman has a population of about 1,400.  The population of Washington County is approximately 22,200.  Kalona, Washington and Wellman are primarily agricultural communities, but are located within easy driving distance for employment in Iowa City, Coralville and North Liberty.

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

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson, Linn and Washington County.  A comparison of the number of office locations and deposits in the three counties as of June, 2021 (most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County		Washington County
	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)
Hills Bank and Trust Company	9	$2,272	7	$764	3	$287
Branches of largest competing national bank	4	421	5	1,056	—	—
Largest competing independent bank	7	901	5	1,222	2	300
Largest competing credit union (1)	6	6,308	6	1,250	1	1
All other bank and credit union offices	22	1,175	79	4,288	8	244
Total Market in County	48	$11,077	102	$8,580	14	$832

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

The Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9%. The Coronavirus Aid, Relief and Economic Security ("CARES") Act reduced the minimum ratio to 8% beginning in the 2nd quarter of 2020 through December 31, 2020, increasing to 8.5% for 2021 and returning to 9% beginning January 1, 2022. As of December 31, 2021, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirement, with a CBLR of 11.80%.

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

Deposit Insurance. The deposits of the Bank are insured up to regulatory limits set by the FDIC, and, accordingly in 2021, were subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and effective on April 21, 2006.  The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment).  The amount assessed to each institution is based on the average total assets of the Company less average tangible equity as well as the degree of risk the institution poses to the DIF.  The FDIC assesses higher rates to those institutions that pose greater risks to the insurance fund.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.  The current annualized assessment rate is 3.00 basis points.

Capital Requirements.  The Bank is an insured state bank, incorporated under the laws of the state of Iowa.  As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent.  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.50% plus a fully-funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for credit losses less any intangible assets. At December 31, 2021, the Community Bank Leverage Ratio of the Bank was 11.80% and exceeded the ratio required by the Superintendent.

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

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2021 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2021:
Company:
Community Bank Leverage Ratio	$484,486	11.80%	8.50%

Bank:
Community Bank Leverage Ratio	484,429	11.80	8.50

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

Dividends.  The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2021.  Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of total risk-based capital to assets of 8.5%, $135.62 million of the Bank’s Tier 1 capital of $484.43 million as of December 31, 2021, is available for the payment of dividends to the Company. Also, the capital conservation buffer discussed previously could limit the amount of payment of dividends if the Company fails to maintain required capital levels.

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

Economic and Market Risks

We may be adversely affected by economic conditions in the local economies in which we conduct our operations, and in the United States in general.

Our primary market includes the Iowa counties of Johnson, Linn and Washington.  Our market has been one of the strongest economic areas in Iowa over the past ten years.  The unemployment rate for our prime market area is favorable and the rate historically has been lower than the unemployment rates for both the United States and the State of Iowa.  However, unfavorable or uncertain economic and market conditions may adversely affect our business and profitability.  Our business faces various material risks, including credit risk, liquidity risk and the risk that the demand for our products and services will decrease.  Consumer confidence, real estate values, interest rates and investment returns could make the types of loans we originate less profitable and could increase our credit risk and litigation expense.  And, while the presence of the University of Iowa and its affiliated institutions has a significant favorable impact upon the regional economy, it is unclear what impact the State budget and funding models will have on the University of Iowa and the University of Iowa Hospitals and Clinics.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home, which resulted in an unprecedented slow-down in economic activity and a related increase in unemployment throughout most of 2020 and 2021.

Government response to the COVID-19 pandemic was sweeping, including passage of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) which was signed into law on March 27, 2020 and further legislation was passed in December 2020, the Coronavirus Response and Relief Supplemental Appropriations Act 2021, which extended many provisions in the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. Congress, the Federal Reserve Bank and the other U.S. state and federal financial regulatory agencies have taken actions to mitigate disruptions to economic activity and financial stability resulting from the COVID-19 pandemic. In addition, the federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed measures to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

The broader U.S. and global economies slowly began reopening during the first half of 2021 as vaccines against COVID-19 became widely available. However, labor and supply disruptions resulting from the global pandemic continue, and the emergence of new variants of COVID-19 have created ongoing health and safety concerns that may lead to further disruptions in local, national and global economies.

While significant progress has been made to combat the outbreak of COVID-19, and while it appears that the epidemiological conditions are trending in a positive direction, if there is a resurgence in the virus and any new variants thereof, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows.

The Company could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;

•decreased consumer confidence and business generally could lead to increased risk of loan delinquencies, problem assets, and foreclosures, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•our allowance for credit losses may be insufficient given the significant economic uncertainties created by the pandemic and, as a result, may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income;
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

We maintained a balance of $555.90 million, or 13.74% of our assets, in investment securities at December 31, 2021. Changes in market interest rates may affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that may reduce our stockholders' equity. Available-for-sale (AFS) debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For AFS debt securities, a decline in fair value due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis. In assessing whether the impairment of investment securities is due to credit losses, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Regulatory and Legal Risks

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

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. Consumers and businesses may also change their behavior on their own as a result of these concerns. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Given the lack of empirical data on the credit and other financial risks posed by climate change, it is difficult to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks. For example, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities.

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

Credit and Lending Risks

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value.

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, commercial, construction and residential loans, and such loans are concentrated in the Bank’s trade area.  As of December 31, 2021, 84.52% of our loans had real estate as a primary component of collateral.  The market value of real estate may fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.  Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower could adversely impact the future cash flow and market values of the affected properties.

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

Capital and Liquidity Risks

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

Our financial condition has not been materially impacted by the deterioration in the credit quality of third parties except as related to borrower credit quality. Management believes that the allowance for credit losses is adequate to absorb probable losses on any existing loans that may become uncollectible but cannot predict loan losses with certainty and cannot assure that our allowance for credit losses will prove sufficient to cover actual losses in the future.

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

Competitive and Strategic Risks

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

Accounting and Tax Risks

Our allowances for credit losses for loans and debt securities may prove inadequate or we may be negatively affected by credit risk exposures. Also, future additions to our allowance for credit losses will reduce our future earnings.

Our business depends on the creditworthiness of our customers. As with most financial institutions, we maintain allowances for credit losses for loans and debt securities to provide for defaults and nonperformance, which represent an estimate of expected losses over the remaining contractual lives of the loan and debt security portfolios. This estimate is the result of our continuing evaluation of specific credit risks and loss experience, current loan and debt security portfolio quality, present economic, political and regulatory conditions, including, but not limited to, the ongoing economic impact of the COVID-19 pandemic and the related uncertainties created thereby, industry concentrations, reasonable and supportable forecasts for future conditions and other factors that may indicate losses. The determination of the appropriate levels of the allowances for loan and debt security credit losses inherently involves a high degree of subjectivity and judgment and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes. Generally, our nonperforming loans and OREO reflect operating difficulties of individual borrowers and weaknesses in the economies of the markets we serve. The allowances may not be adequate to cover actual losses, and future allowance for credit losses could materially and adversely affect our financial condition, results of operations and cash flows.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and we use estimates in determining the fair value of certain of our assets, the expected credit losses related to loans and debt securities, and the amount of other loss contingencies as of the balance sheet date, which estimates are subject to very large uncertainty.

A portion of our assets are carried on the balance sheet at fair value, including debt securities available for sale. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize observable market data inputs to estimate their fair value as of the balance sheet date. In certain cases, observable market prices and data may not be readily available or their availability may be diminished due to market conditions. We use financial models to value certain of these assets. These models are complex and use asset-specific collateral data and market inputs for interest rates. Although we have processes and procedures in place governing valuation models and their testing and calibration, such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. Different assumptions could have resulted in significant changes in valuation, which in turn would have affected earnings or resulted in significant changes in the dollar amount of assets reported on the balance sheet or both.

We may be adversely affected by changes in U.S. tax laws and regulations.

Changes in tax laws at national or state levels could have an effect on the Company’s short-term and long-term earnings. Changes in tax laws could affect the Company’s earnings as well as its customers’ financial positions, or both. Changes in tax laws could also require the revaluation of the Company’s net deferred tax position, which could have a material adverse effect on our results of operations and financial condition.

Operational Risks

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

As of January 31, 2022, the Company had 2,727 stockholders.  There is no established trading market for the Company's common stock, and the Company's stock is not actively traded.  Our common stock is not listed on the NASDAQ stock market or any other stock exchange. While there is no established public trading market for our common stock, our shares are currently quoted in the inter-dealer quotation, or “over-the-counter,” marketplace under the trading symbol “HBIA.”  The principal over-the-counter market is operated by OTC Markets Group, Inc., which provides quotes for the Company on its OTC Pink tier.

The high and low bid information for the Company’s stock for each quarter of the two most recent fiscal years, as reported by OTC Market Groups, Inc., is provided below.  The prices indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2021		2020
	High	Low	High	Low
1st quarter	$64.00	$60.82	$65.00	$61.06
2nd quarter	70.00	62.65	65.00	58.65
3rd quarter	69.90	64.55	62.04	58.35
4th quarter	69.20	66.50	62.04	60.07

In addition, based on the Company’s stock transfer records and information informally provided to the Company, stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price
2021	138,552	197	$68.00	$62.50	(1)
2020	173,598	188	$66.00	$60.00	(2)
2019	126,189	146	$65.00	$61.00	(3)

(1)2021 transactions included repurchases by the Company of 55,119 shares of stock under the 2005 Stock Repurchase Program.  2021 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $62.50 to $68.00 per share.
(2)2020 transactions included repurchases by the Company of 133,622 shares of stock under the 2005 Stock Repurchase Program.  2020 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $60.00 to $66.00 per share.
(3)2019 transactions included repurchases by the Company of 89,124 shares of stock under the 2005 Stock Repurchase Program.  2019 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $61.00 to $65.00 per share.

All transactions under the 2005 Stock Repurchase Program were at a price equal to the most recent quarterly independent appraisal of the shares of the Company's common stock. The most recent independent current quarterly appraisal value of the stock is $70.00 a share. The closing bid for the Company's stock on February 14, 2022 was $67.75 a share as reported by the OTC Markets Group, Inc.

The Company currently pays an annual dividend on its common stock to stockholders, and it expects to continue to maintain its annual dividend for the foreseeable future periods.

The following performance graph provides information regarding cumulative, five-year shareholder returns on an indexed basis of the Company's Common Stock compared to the NASDAQ Market Index prepared by MORNINGSTAR of Chicago, IL and a custom peer group of Midwest community banks. The latter index reflects the performance of bank holding companies operating principally in the Midwest in the following states: Iowa, Illinois, Kansas, Minnesota, Missouri, Nebraska, North Dakota, South Dakota and Wisconsin. The indexes assume the investment of $100 on December 31, 2016 in Company Common Stock, the NASDAQ Index and the Midwest Community Banks Index, with all dividends reinvested.

Hills Bancorporation Performance Graph (2016-2021)

300
275
250
225
200
175
150
125
100
2016
2017
2018
2019
2020
2021
Period Ending
HILLS BANCORPORATION
MIDWEST COMMUNITY BANKS
NASDAQ MARKET INDEX

	2016	2017	2018	2019	2020	2021
HILLS BANCORPORATION	$100.00	$114.14	$130.73	$141.17	$137.60	$148.61
MIDWEST COMMUNITY BANKS	$100.00	$110.31	$96.52	$120.40	$107.70	$140.67
NASDAQ MARKET INDEX	$100.00	$129.64	$125.96	$172.18	$249.51	$304.85

Note regarding the performance graph: Cumulative five-year Shareholder returns on an indexed basis. The indexes assume the investment of $100 in year with all dividends reinvested.

The following table sets forth the Company’s equity compensation plan information as of December 31, 2021, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	13,025	$45.92	208,543
Equity compensation plans not approved by security holders	—	—	—
Total	13,025	$45.92	208,543

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2023.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2021:

Period in 2021	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31	3,012	$66.50	3,012	98,227
November 1 to November 30	1,397	67.94	1,397	96,830
December 1 to December 31	1,574	67.98	1,574	95,256
Total	5,983	$67.23	5,983	95,256

Item 6.     [Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion by management is presented regarding the financial results for the Company for the dates and periods indicated.  The discussion should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document. For a discussion on the comparison of results of operations for the years ended December 31, 2020 and 2019, refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Form 10-K filed with the SEC on March 5, 2021.

An overview of the year 2021 is presented following the section discussing a special note regarding forward looking statements.

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
•The effects of financial market disruptions and/or an economic recession, and monetary and other governmental actions designed to address such disruptions and recession, including in response to the COVID-19 pandemic.
•The financial strength of the counterparties with which the Company or the Company’s customers do business and as to which the Company has investment or financial exposure.
•The credit quality and credit agency ratings of the securities in the Company’s investment securities portfolio, a deterioration or downgrade of which could lead to recognition of an allowance for credit losses on the affected securities and the recognition of a credit loss.
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

COVID-19: Update on Company Action and Ongoing Risks

Our response to COVID-19 continues to be focused on how we can best serve our employees, customers, and communities. We implemented additional safety measures to achieve appropriate social distancing for both customers and employees throughout our locations. We have continued to adjust procedures and restrictions based on local conditions and generally in alignment with guidance from the Centers for Disease Control. Drive-thru services remain available as well as all ATM’s to complete needed transactions. Customers are also able to directly contact our bankers through calling the customer contact center, engaging with a digital banker via the HERE by Hills Bank app, or through Hills Bank Online which is available 24/7.

Lending Assistance
The Bank continues to work with customers to determine how best to serve them, including providing short-term modifications for customers primarily through deferrals of principal only payments for three to six months. Throughout 2020, COVID-19 related payment deferrals provided for customers totaled approximately 14.82% of total loans. As of December 31, 2021 and December 31, 2020, COVID-19 related payment deferrals were approximately 0.12% and 1.20% of total loans, respectively.

The Bank continues to assist customers through this difficult time in the best manner possible by providing $127.10 million of Paycheck Protection Program (PPP) loans through December 31, 2020. With the passage of the Coronavirus Response and Relief Supplemental Appropriations Act 2021 in late December 2020, the Bank provided additional PPP loans in 2021 totaling $58.34 million through December 31, 2021 to further assist our customers. The PPP loans have a two or five year term and earn interest at 1%. Loans funded through the PPP program are fully guaranteed by the U.S. government if certain criteria are met. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of December 31, 2021, the Bank has outstanding PPP loan balances of $5.34 million and for the year ended December 31, 2021 has received total forgiveness payments of $140.1 million from the SBA.

Financial Exposures
The COVID-19 pandemic continues to represent an unprecedented challenge to the global economy in general and the financial services sector in particular. However, given the emergence of multiple new and more infectious variants of COVID-19 along with the hesitancy of a significant portion of the U.S. population to become vaccinated, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic. Our credit administration continues to closely monitor and analyze the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors. Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, we currently expect to be able to continue to manage the economic risks and uncertainties associated with the pandemic and remain adequately capitalized. However, the Company may be required to make additional loan loss provisions as warranted by the fluid COVID-19 situation.

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

The Company’s net income for 2021 was $48.09 million compared to $38.65 million in 2020 and $45.32 million in 2019. Diluted earnings per share were $5.16, $4.12, and $4.85 for the years ended December 31, 2021, 2020 and 2019, respectively.

The Bank’s net interest income is the largest component of the Bank’s revenue, and is a function of the average earning assets and the net interest margin percentage.  Net interest margin is the ratio of net interest income to average earning assets.  For the years ended December 31, 2021 and 2020, the Bank achieved a net interest margin of 2.75% and 3.00%, respectively. For the year ended December 31, 2021, net interest income on a tax equivalent basis increased by $2.82 million. In 2021, net interest income increased $1.77 million due to growth of $424.15 million in the Bank's average earning assets and decreases in certficates of deposit and FHLB borrowings as well as increased $1.05 million due to interest rate changes.

Highlights with respect to items on the Company’s balance sheet as of December 31, 2021 included the following:

•Total assets were $4.045 billion, an increase of $262.20 million since December 31, 2020.
•Cash and cash equivalents were $781.92 million, an increase of $207.61 million since December 31, 2020. A substantial portion of the increase can be attributed to increased savings with the current negative economic environment due to the pandemic and equity investors fleeing volatile capital markets in an effort to preserve principal.
•Loans, net of allowance for credit losses and unamortized fees and costs, totaling $2.631 billion, a decrease of $87.18 million since December 31, 2020. The decrease is primarily attributable to the forgiveness of PPP loans totaling a net of $81.16 million for the year ended December 31, 2021. Loans held for sale decreased $38.23 million since December 31, 2020 due to the slowdown in mortgage loan refinance activity later in 2021.
•Tax credit real estate increased by $2.54 million for the year ended December 31, 2021, primarily attributable to a $4.18 million investment in a multi-family affordable housing rental property.
•Deposit growth of $341.43 million in 2021.  Deposits increased to $3.534 billion and included $51.59 million of brokered deposits. A substantial portion of the increase can be attributed to increased savings with the current negative economic environment due to the pandemic.
•FHLB borrowings decreased $105.00 million due to prepaying all outstanding FHLB borrowings compared to December 31, 2020.
•Liabilities as of December 31, 2021 include $3.85 million of allowance for credit losses on off-balance sheet credit exposures under CECL compared to zero under the incurred loss model as of December 31, 2020.
•Stockholders’ equity increased $22.37 million to $438.45 million in 2021, with dividends having been paid in 2021 of $8.77 million.
Reference is made to Note 13 of the Company’s consolidated financial statements for a discussion of fair value measurements which relate to methods used by the Company in recording certain assets and liabilities on its consolidated financial statements.

The return on average equity was 11.29% in 2021 compared to 9.82% in 2020. The Company remains well-capitalized as of December 31, 2021 with total risk-based capital at 20.24% and Tier 1 risk-based capital at 17.25%.  The minimum regulatory guidelines are 8% and 6% respectively.  The Company paid a dividend per share of $0.940 in 2021, $0.890 in 2020 and $0.820 in the year ended December 31, 2019.

A detailed discussion of the financial position and results of operations follows this overview.

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for credit losses.

Allowance for Credit Losses

On January 1, 2021, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the allowance for credit losses use the current expected credit loss (CECL) methodology. The following is a discussion of the methodologies used by the Company with the adoption of ASC 326.

ASC 326 CECL Adoption: The preparation of financial statements in accordance with the accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make a number of judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense in the financial statements. Various elements of our accounting policies, by their nature, involve the application of highly sensitive and judgmental estimates and assumptions. Some of these policies and estimates relate to matters that are highly complex and contain substantial inherent uncertainties. Management has made significant estimates in several areas, including the allowance for credit losses (see Note 3 - Loans and Note 2 - Securities) and the fair value of debt securities (see Note 2 - Securities).

We have identified the following accounting policies and estimates that, due to the inherent judgments and assumptions and the potential sensitivity of the financial statements to those judgments and assumptions, are critical to an understanding of our financial statements. We believe that the judgments, estimates and assumptions used in the preparation of the Company's financial statements are appropriate. For a further description of our accounting policies, see Note 1 - Summary of Significant Accounting Policies in the financial statements included in this Form 10-K.

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

The credit loss expense recorded through earnings is the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.

The allowance for credit losses for loans, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries. For further information on the allowance for credit losses for loans, see Note 1 - Summary of Significant Accounting Policies and Note 3 - Loans in the notes to the financial statements of this Form 10-K.

This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Position

Year End Amounts	2021	2020	2019	2018	2017
	(Amounts In Thousands)
Total assets	$4,044,562	$3,782,362	$3,302,550	$3,044,037	$2,963,360
Investment securities	555,900	416,544	366,368	331,098	300,160
Loans held for sale	5,716	43,947	8,400	1,984	5,162
Loans, net	2,625,062	2,674,012	2,606,277	2,591,085	2,431,165
Deposits	3,533,994	3,192,568	2,661,364	2,421,124	2,288,565
Federal Home Loan Bank borrowings	—	105,000	185,000	215,000	295,000
Redeemable common stock	50,013	47,329	51,826	48,870	43,308
Stockholders' equity	438,450	416,076	375,211	334,882	311,716

Total assets at December 31, 2021 increased $262.20 million, or 6.93%, from the prior year-end. The largest growth in assets in 2021 occurred in Cash and Cash Equivalents, which increased $207.61 million as of December 31, 2021 compared to December 31, 2020. Net Loans decreased $(48.95) million for the year ended December 31, 2021.  Loans held for sale to the secondary market decreased $(38.23) million for the year ended December 31, 2021.  Loans held for investment represent the largest component of the Bank’s earning assets.  Loans held for investment were $2.661 billion and $2.711 billion at December 31, 2021 and 2020, respectively.

The local economy that generated consistent demand for loans was a significant factor in the trend of increasing net loans in past years. The trend of increasing Net Loans did slow in 2021 and 2020 and may not continue, and as a result, may not be indicative of future performance. The primary reason for the decrease in 2021 was the forgiveness of PPP loans totaling a net of $81.16 million that were provided to customers in response to the COVID-19 pandemic as discussed previously. Without the decrease due to PPP loan forgiveness, loans held for investment increased $30.61 million.

Commercial and financial loans represent a significant portion of the loan growth. These loans increased $16.92 million in 2021 excluding the impact of PPP loans. Construction loans, both 1 to 4 family residential and land development and commercial, had significant growth totaling $24.48 million in 2021. Agricultural loans increased $12.09 million in 2021 though farmland mortgages decreased $14.40 million due to significant competition in the Bank's trade area.

On a net basis, the Company collected $52.02 million in loan payments from customers and the SBA for the year ended December 31, 2021 compared to loan originations of $72.14 million for the year ended December 31, 2020, primarily due to the collections from the forgiveness of PPP loans. The Company does not engage in significant participation activity and does not purchase participations from outside its established trade area.  The Company’s policy allows for the purchase or sale of participations related to existing customers or to participate in community development activity.  The Company held participations purchased of $17.18, $19.83 and $15.17 million as of December 31, 2021, 2020 and 2019, respectively.  The participations purchased were less than one percent of loans held for investment for each of the three years.

The Company did not experience a material change in the composition of its loans held for investment in 2021 or 2020.  Residential real estate loans, including first and junior liens, were $1,023.91 million and $1,019.92 million as of December 31, 2021 and 2020, respectively.  The dollar total of residential real estate loans increased 0.39% in 2021 and decreased 3.78% in 2020.  Residential real estate loans were 38.49% of the loan portfolio at December 31, 2021 and 37.63% at December 31, 2020.  Commercial real estate loans totaled $401.38 million at December 31, 2021, a 3.78% decrease over the December 31, 2020 total of $417.14 million.  Commercial real estate loans increased 3.72% in 2020.  Commercial real estate loans represented 15.09%, 15.39% and 15.24% of the Company’s loan portfolio as of December 31, 2021, 2020 and 2019, respectively.  The Company monitors its commercial real estate level so that it does not have a concentration in that category that exceeds 300% of its capital.  Commercial real estate loan concentration was 155.64% of capital as of December 31, 2021.

The following table shows the composition of loans (before deducting the allowance for credit losses) as of December 31 for each of the last five years.  The table does not include loans held for sale to the secondary market.

	2021	2020	2019	2018	2017

Agricultural	$106,933	$94,842	$91,317	$92,673	$88,580
Commercial and financial	222,002	286,242	221,323	229,501	218,632
Real estate:
Construction, 1 to 4 family residential	80,486	71,117	80,209	72,279	69,738
Construction, land development and commercial	127,021	111,913	108,410	113,807	109,595
Mortgage, farmland	232,744	247,142	242,730	236,454	215,286
Mortgage, 1 to 4 family first liens	909,564	892,089	910,742	912,059	831,591
Mortgage, 1 to 4 family junior liens	114,342	127,833	149,227	152,625	144,200
Mortgage, multi-family	382,792	374,014	350,761	352,434	336,810
Mortgage, commercial	401,377	417,139	402,181	383,314	361,196
Loans to individuals	32,687	31,325	32,308	30,072	26,417
Obligations of state and political subdivisions	50,285	56,488	49,896	52,725	57,626
	$2,660,233	$2,710,144	$2,639,104	$2,627,943	$2,459,671
Net unamortized fees and costs	299	938	933	952	894
	$2,660,532	$2,711,082	$2,640,037	$2,628,895	$2,460,565
Less allowance for credit losses	35,470	37,070	33,760	37,810	29,400
	$2,625,062	$2,674,012	$2,606,277	$2,591,085	$2,431,165

There were no foreign loans outstanding for any of the years presented.

The following table shows the principal payments due on loans as of December 31, 2021:

	Amount Of Loans	Amounts Due in One Year Or Less (1)	Amounts Due in One To Five Years	Amounts Due in Five To Fifteen Years	Amounts Due in Over Fifteen Years
	(Amounts In Thousands)
Commercial and Agricultural	$1,553,275	$411,079	$1,018,784	$92,625	$30,787
Real Estate (2)	1,022,975	154,595	638,276	196,627	33,477
Other	83,983	6,035	28,579	23,031	26,338
Totals	$2,660,233	$571,709	$1,685,639	$312,283	$90,602

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$1,695,079	$401,352	$1,064,357	$140,711	$88,659
Variable rate	965,154	170,357	621,282	171,572	1,943
	$2,660,233	$571,709	$1,685,639	$312,283	$90,602

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

The overall economy in the Company’s trade area, Johnson, Linn and Washington Counties, remains in stable condition with levels of unemployment below national and state levels.  The following table shows unemployment and estimated median income information as of December 31, 2021, 2020 and 2019.

	Unemployment Rate %			Median Income
	2021	2020	2019	2021	2020	2019
United States	3.9%	6.7%	3.5%	$67,521	$68,703	$63,179
State of Iowa	3.5%	3.1%	2.7%	64,386	62,995	61,082
Johnson County	2.5%	2.8%	2.2%	68,510	66,353	64,337
Linn County	3.3%	3.8%	3.1%	69,363	66,163	70,375
Washington County	2.5%	2.7%	2.5%	68,975	63,938	61,450

Competition for quality loans and deposits may continue to be a challenge.  The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Total deposits increased by $341.43 million in 2021.  Deposits increased by $531.20 million in 2020.  As of June 30, 2021 (latest data available from the FDIC), Johnson County total deposits were $11.077 billion and the Company’s deposits were $2.272 billion, which represent a 20.51% market share.  The Company had nine office locations in Johnson County as of June 30, 2021.  The total banking locations in Johnson County was 48 as of June 30, 2021.  At June 30, 2020, the Company’s deposits were $2.060 billion or a 21.71% market share.  As of June 30, 2021, Linn County total deposits were $8.580 billion and there were 102 total banking locations in the county.  The seven Linn County offices of the Company had deposits of $764 million or a 8.9% share of the market.  The Company’s Linn County deposits at June 30, 2020 were $612 million and represented a 7.9% market share.  As of June 30, 2021, the Company’s three Washington County offices had deposits of $287 million which was 34.5% of the County’s total deposits of $832 million.  Washington County had a total of 14 banking locations as of June 30, 2021.  In 2020, the Company’s Washington County deposits were $254 million or a 33.0% market share.

The following tables show the amounts of the Company's average deposits and average rates paid on such deposits for the years ended December 31, 2021, 2020 and 2019 and the composition of the certificates of deposit issued in denominations in excess of $250,000 as of December 31, 2021, 2020 and 2019:

	December 31,
	2021	Rate	2020	Rate	2019	Rate
	(Amounts In Thousands)
Average noninterest-bearing deposits	$578,931	—	$459,664	—	$366,682	—
Average interest-bearing demand deposits	1,062,059	0.22%	876,595	0.48%	716,848	0.87%
Average savings deposits	1,093,560	0.17	875,091	0.32	851,503	0.92
Average time deposits	643,934	1.63	695,468	2.07	661,548	2.19
	$3,378,484		$2,906,818		$2,596,581
Uninsured deposits	$884,402		$687,612		$550,489

Time certificates issued in amounts of $250,000 or more with maturity in:
	2021	Rate
	(Amounts In Thousands)
3 months or less	$7,507	0.93%
3 through 6 months	11,307	1.03
6 through 12 months	28,553	0.79
Over 12 months	41,150	2.07
	$88,517
Portion uninsured	$40,517

Investment securities increased $139.36 million in 2021.  In 2020, investment securities increased by $50.18 million.  The investment portfolio consists of $551.35 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity.  The securities portfolio is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management.

The following tables show the carrying value of the investment securities held by the Bank, including stock of the Federal Home Loan Bank, as of December 31, 2021, 2020 and 2019 and the maturities and weighted average yields of the investment securities, computed using amortized cost on a tax-equivalent basis using a federal tax rate of 21%, as of December 31, 2021:

	December 31,
	2021	2020	2019
	(Amounts In Thousands)
Carrying value:
U.S. Treasury	$243,925	$148,646	$128,585
Other securities (FHLB, FHLMC and FNMA)	34,467	35,160	15,229
Stock of the Federal Home Loan Bank	4,546	8,172	11,065
Mortgage-backed securities and collateralized mortgage obligations	9,446	—	—
Obligations of state and political subdivisions	263,516	224,566	211,489
	$555,900	$416,544	$366,368

	December 31, 2021
	Carrying Value	Weighted Average Yield
	(Amounts In Thousands)
U.S. Treasury
Within 1 year	$32,793	2.22%
From 1 to 5 years	188,881	1.22
From 5 to 10 years	$22,251	0.97
	$243,925
Other securities (FHLB, FHLMC and FNMA), maturities:
Within 1 year	$—	—%
From 1 to 5 years	34,467	0.42
From 5 to 10 years	—	—
	$34,467

Stock of the Federal Home Loan Bank	$4,546	4.45%

Obligations of state and political subdivisions, maturities:
Within 1 year	$36,442	1.45%
From 1 to 5 years	85,794	2.25
From 5 to 10 years	93,113	2.39
Over 10 years	48,167	1.78
	$263,516

Mortgage Backed Securities
From 1 to 5 years	$2,385	1.25%
From 5 to 10 years	7,061	1.51
	$9,446
Total	$555,900

As of December 31, 2021, the Company held no investment securities exceeding 10% of stockholders’ equity, other than securities of the U.S. Government agencies and corporations.  The Company does not hold any investments in FNMA preferred stock, any pooled trust preferred stocks or other preferred stock type investments.  See Note 2 to the Company’s Consolidated Financial Statements.

During 2021, the major funding source for the growth in loans and other assets was the $341.43 million increase in deposits.  In 2020, the major source of funding for the growth in loans was deposit growth of $531.20 million.  Brokered deposits totaled $51.59 million and $74.08 million as of December 31, 2021 and 2020, respectively. Total advances from the FHLB were $0.00 million at December 31, 2021 and $105.00 million in 2020.  The FHLB funding source is considered when loan growth exceeds core deposit increases and the interest rates on funds borrowed from the FHLB are favorable compared to other funding alternatives.

Stockholders’ equity was $438.45 million at December 31, 2021 compared to $416.08 million at December 31, 2020.  The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section.  Over the last five years, the Company has realized cumulative earnings of $196.88 million and paid shareholders dividends of $38.24 million, or 19.42% of earnings, while maintaining capital ratios in excess of regulatory requirements.

The following table presents the return on average assets, return on average stockholders' equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Return on average assets	1.21%	1.09%	1.40%
Return on average stockholders' equity	11.29	9.82	11.23
Dividend payout ratio	18.24	21.54	16.90
Average stockholders' equity to average assets ratio	10.70	11.07	12.45

Net Income Overview

Net income and diluted earnings per share for the last three years are as presented below:

Year	Net Income	% (Decrease) Increase	Earnings Per Share - Diluted
	(In Thousands)
2021	$48,085	24.42%	$5.16
2020	38,647	(14.72)	4.12
2019	45,318	23.26	4.85

Net income for 2021 increased by $9.44 million or 24.42% and diluted earnings per share increased by 25.24%. In 2021, net interest income, before credit loss expense, increased by $2.89 million due to the following reasons: 1) decrease in interest income of $6.44 million primarily due to decreases in interest rates and 2) decrease in interest expense of $9.33 million due to interest rate decreases and decreases in the volume of certificates of deposit and FHLB borrowings. Noninterest income increased by $5.13 million, the credit loss expense decreased by $9.87 million and total noninterest expenses increased by $5.71 million.

Annual fluctuations in the Company's net income are driven primarily by three important factors. The first important factor is net interest margin. Net interest income of $104.46 million in 2021 was derived from the Company's $3.866 billion of average earning assets and its net interest margin of 2.75%, compared to $3.442 billion of average earning assets and a 3.00% net interest margin in 2020. The importance of net interest margin is illustrated by the fact that a decrease or an increase in the net interest margin of 10 basis points would result in a $3.87 million decrease or increase in income before taxes. Net interest income for the Company increased primarily due to the continued low interest rates on interest bearing deposits resulting in decreased interest expense of $9.33 million compared to 2020. $7.34 million of the decrease in interest expense was due to interest rate decreases and $1.99 million was primarily due to volume decreases in certificates of deposit and FHLB borrowings. The Company expects net interest compression to impact earnings for the foreseeable future due to competition for loans and deposits combined with the interest rate decreases by the Federal Reserve Board. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets and maintaining yield on loans.

The second significant factor affecting the Company's net income is the credit loss expense recorded under CECL. The majority of the Company's interest-earning assets are in loans outstanding, which amounted to $2.666 billion at the end of 2021.  The Company’s allowance for credit losses was $35.47 million at December 31, 2021.  Expected credit loss expense is computed on a quarterly basis and is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio. The expense reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, current economic conditions, reasonable and supportable economic forecasts, adjustments for prepayments and curtailments, the level of collateral-dependent loans and loans past due ninety days or more. In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk. Credit loss expense was a reduction of expense of $5.51 million in 2021 under CECL compared to an expense of $4.36 million in 2020 and a reduction of expense of $2.88 million in 2019 under the incurred loss model. The decrease is attributable to improvements in the economic factor forecasts, primarily Iowa unemployment in the first quarter 2021, and continued improvement in asset quality, relative to the sizable expense taken for the first half of 2020 from management increases to qualitative factors as a result of the significant economic uncertainties surrounding the pandemic. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions, including, but not limited to, conditions associated with the COVID-19 pandemic and the attendant risks and uncertainties related thereto, asset quality and will continue to have potential volatility for the foreseeable future resulting from the uncertainties due to the COVID-19 pandemic.

The third significant factor affecting the Company’s net income is noninterest income, primarily net gain on the sale of loans, services charges and trust fees. The net gain on the sale of loans was $7.59 million and $6.68 million for the years ended December 31, 2021 and 2020, respectively, an increase of 13.63% for the year ended December 31, 2021 compared to the same period in 2020. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates and has been significantly impacted by the Federal Reserve Board's reduction of the federal funds rate to 0.25%, resulting in a significant amount of mortgage loan refinance activity. Services charges and fees were $11.77 million and $10.19 million for the years ended December 31, 2021 and 2020, respectively, an increase of 15.59% for the year ended December 31, 2021 compared to the same period in 2020. This is primarily due to an increase in debit and credit card interchange fees of $1.52 million compared to 2020 with increased usage activity. Trust fees were $13.52 million and $10.28 million for the years ended December 31, 2021 and 2020, respectively, an increase of 31.59% for the year ended December 31, 2021 compared to the same period in 2020. This is primarily driven by the increase in assets under management of $0.37 billion from $2.18 billion as of December 31, 2020 to $2.55 billion as of December 31, 2021 and increased investment transaction activity.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest paid on the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and interest-bearing liabilities and the net interest margin.  The volume of average earning assets has continued to grow each year, primarily due to excess cash for 2021. The volume of interest-bearing liabilities also grew in 2021 due to growth of interest-bearing demand and savings deposits. The net interest margin was 2.75% in 2021, 3.00% in 2020 and 3.18% in 2019. The measure is shown on a tax-equivalent basis using a rate of 21% for 2021, 2020 and 2019 to make the interest earned on taxable and nontaxable assets more comparable.  Interest income and expense for 2021, 2020 and 2019 are indicated on the following table:

	Years Ended December 31,
	2021	2020	2019
	(Amounts In Thousands)
Income:
Loans (1)	$114,202	$120,814	121,862
Taxable securities	3,604	3,512	3,239
Nontaxable securities (1)	5,177	5,201	5,168
Interest-bearing cash and cash equivalents	983	945	3,980
Total interest income	$123,966	$130,472	$134,249
Expense:
Interest-bearing demand deposits	2,385	4,258	6,232
Savings deposits	1,827	2,841	7,825
Time deposits	10,500	14,454	14,483
FHLB borrowings	2,915	5,399	6,333
Total interest expense	$17,627	$26,952	$34,873
Net interest income	$106,339	$103,520	$99,376
(1)  Presented on a tax equivalent basis using a rate of 21% for 2021, 2020 and 2019. Interest income includes certain loan origination and document preparation fees, which comprise approximately 2.0% of the amounts indicated.

Net interest income on a tax-equivalent basis changed in 2021 as follows:

	Change In	Change In	Increase (Decrease)
	Average Balance	Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$(60,288)	(0.14)%	$(2,959)	$(3,653)	$(6,612)
Taxable securities	68,311	(0.51)	1,005	(913)	92
Nontaxable securities	27,333	(0.34)	724	(748)	(24)
Interest-bearing cash and cash equivalents	388,817	(0.13)	1,009	(971)	38
Federal funds sold	(19)	(0.09)	—	—	—
	$424,154		$(221)	$(6,285)	$(6,506)
Interest expense:
Interest-bearing demand deposits	$185,464	(0.26)%	$(887)	$2,760	$1,873
Savings deposits	218,469	(0.16)	(609)	1,623	1,014
Time deposits	(51,535)	(0.44)	1,108	2,846	3,954
Other borrowings	(3)	(0.46)	—	—	—
FHLB borrowings	(79,198)	(0.11)	2,369	115	2,484
Interest-bearing other liabilities	—	—	—	—	—
	$273,197		$1,981	$7,344	$9,325
Change in net interest income			$1,760	$1,059	$2,819

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Net interest income on a tax equivalent basis changed in 2020 as follows:

	Change In Average Balance	Change In Average Rate	Increase (Decrease)
			Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$93,443	(0.21)%	$6,531	$(7,579)	$(1,048)
Taxable securities	37,196	(0.32)	847	(574)	273
Nontaxable securities	6,698	(0.07)	183	(150)	33
Interest-bearing cash and cash equivalents	172,147	(1.83)	3,621	(6,654)	(3,033)
Federal funds sold	112	(2.78)	3	(5)	(2)
	$309,596		$11,185	$(14,962)	$(3,777)
Interest expense:
Interest-bearing demand deposits	$159,747	(0.39)%	$(1,410)	$3,384	$1,974
Savings deposits	23,588	(0.59)	634	4,350	4,984
Time deposits	33,920	(0.12)	(784)	813	29
Other borrowings	1	(1.71)	—	—	—
FHLB borrowings	(32,375)	—	946	(12)	934
Interest-bearing other liabilities	—	—	—	—	—
	$184,881		$(614)	$8,535	$7,921
Change in net interest income			$10,571	$(6,427)	$4,144

A summary of the average yields, average rates paid, net interest spread and margin is as follows:

	Years Ended December 31,
	2021	2020	2019
Average yields:
Loans (1)	4.30%	4.44%	4.64%
Loans (tax equivalent basis) (1)	4.32	4.46	4.67
Taxable securities	1.45	1.96	2.27
Nontaxable securities	1.74	1.99	2.04
Nontaxable securities (tax equivalent basis)	2.31	2.65	2.72
Interest-bearing cash and cash equivalents	0.13	0.26	2.09
Federal funds sold	0.03	0.11	2.89
Average rates paid:
Interest-bearing demand deposits	0.22	0.48	0.87
Savings deposits	0.17	0.32	0.92
Time deposits	1.63	2.07	2.19
Short-term borrowings	0.47	0.93	2.64
FHLB borrowings	2.82	2.93	2.93
Yield on average interest-earning assets	3.20	3.78	4.29
Rate on average interest-bearing liabilities	0.61	1.02	1.42
Net interest spread (2)	2.59	2.76	2.86
Net interest margin (3)	2.75	3.00	3.18

(1)Non-accruing loans have been included in the average loan balances for purposes of this computation.
(2)Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 21% for 2021, 2020 and 2019.  The net interest spread decreased 17 basis points in 2021 compared to 2020 and the net interest spread decreased 10 basis points compared to 2019.
(3)Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.  The net interest margin decreased 25 basis points in 2021.  The net interest margin decreased 18 basis points in 2020 compared to 2019.

In March 2020, the Federal Open Market Committee decreased the target rate to 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate.  In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  As of December 31, 2021, the average rate indexes for the one, three and five year indexes were 0.39%, 0.97% and 1.26%, respectively.  The one year index increased 290.00% from December 31, 2020, the three year index increased 470.59% and the five year index increased 250.00%.

CECL Adoption and Allowance for Credit Losses (ACL)

The framework requires that management's estimate reflects credit losses over the full remaining expected life of each credit and considers expected future changes in macroeconomic conditions. The adoption resulted in the recognition on January 1, 2021 of cumulative effect adjustments of $2.75 million related to the ACL for loans and $3.58 million related to the ACL on off-balance sheet credit exposures.

Credit loss expense was a reduction of expense of $5.51 million for the year ended December 31, 2021 compared to an expense of $4.36 million in 2020 under the incurred loss model, a decrease of expense of $9.87 million. The credit loss expense includes expense of $0.27 million related to the ACL on off-balance sheet credit exposures. Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio. The credit loss expense taken to fund the allowance for credit losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The expense reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of collateral-dependent loans and loans past due ninety days or more. In addition, management considers the credit quality of the loans based on management’s review of special mention and substandard loans, including loans with historical higher credit risks. Also, under CECL, a significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment, all-transactions house price index for Iowa and Iowa real GDP. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions, including, but not limited to, conditions associated with the COVID-19 pandemic and the attendant risks and uncertainties related thereto, asset quality and will continue to have potential volatility for the foreseeable future resulting from the adoption of CECL and the uncertainties due to the COVID-19 pandemic. The percentage of the allowance to outstanding loans was 1.33% and 1.37% at December 31, 2021 and 2020, respectively.  The credit loss expense totaled a reduction of expense of $5.51 million in 2021, an expense of $4.36 million in 2020 and a reduction of expense of $2.88 million in 2019.  Loan recoveries net of charge-offs were $1.43 million in 2021, loan charge-offs net of recoveries were $1.05 million in 2020 and loan charge-offs net of recoveries were $1.17 million in 2019. Management has determined that the allowance for credit losses was appropriate at December 31, 2021, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for credit losses is based on a comprehensive and well-documented applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. However, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ACL and make additional provisions in future periods as deemed necessary.

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to nonaccrual status, a charge-off or the establishment of a specific reserve. In the event a collateral shortfall is identified during the credit review process, the Company will work with the borrower for a principal reduction payment and/or a pledge of additional collateral and/or additional guarantees. In the event that these options are not available, the loan may be subject to a downgrade of the credit risk rating. If we determine that a loan amount, or portion thereof, is uncollectible, the loan’s credit risk rating is immediately downgraded and the uncollectible amount is charged-off.  The Bank’s credit and legal departments undertake a thorough and ongoing analysis to determine if an additional specific reserve and/or charge-offs are appropriate and to begin a workout plan for the loan to minimize realized loss.

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

The Bank regularly reviews loans in the portfolio and assesses whether the loans are nonperforming. If the loans are nonperforming, the Bank determines if a specific reserve is appropriate.  In addition, the Bank's management also reviews and, where determined necessary, provides allowances for particular loans based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk, including loans that have been restructured.

The extent to which collateral secures collateral-dependent loans and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans decreased $4.10 million from December 31, 2020 to December 31, 2021.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 0.63% of loans held for investment as of December 31, 2021 and 0.76% as of December 31, 2020.  The decrease in collateral-dependent loans is due to a decrease of $0.55 million in loans with a specific reserve, a decrease in nonaccrual loans of $0.36 million, a decrease in 90 days or more accruing loans of $0.86 million and a decrease in TDR loans of $2.33 million from December 31, 2020 to December 30, 2021. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans. See Note 1 Adoption of New Financial Accounting Standard for further discussion of the allowance for credit losses for loans held for investment. A description of the Bank's credit quality indicators are discussed in Note 3 to the Company's Consolidated Financial Statements.

The following table summarizes the Company's impaired loans and non-performing assets as of December 31 for each of the years presented:

	2021	2020	2019	2018	2017
	(Amounts In Thousands)
Nonaccrual loans (1)	$8,491	$8,849	$10,768	$10,829	$9,096
Accruing loans past due 90 days or more (2)	201	1,056	606	370	971
Specific reserve loans	20	573	243	8,247	12,950
Troubled debt restructurings ("TDR loans")(1) (3)	7,921	10,251	9,308	8,539	8,470
Total non-performing loans	$16,633	$20,729	$20,925	$27,985	$31,487
Other real estate	—	—	—	—	—
Non-performing assets (includes impaired loans and other real estate)	$16,633	$20,729	$20,925	$27,985	$31,487
Loans held for investment	$2,660,233	$2,710.144	$2,639.104	$2,627,943	$2,459,671
Ratio of allowance for credit losses to loans held for investment	1.33%	1.37%	1.28%	1.44%	1.20%
Ratio of allowance for credit losses to non-performing loans	213.25	178.83	161.34	135.11	93.37
Ratio of non-performing loans to total loans held for investment	0.63	0.76	0.79	1.06	1.28
Ratio of non-performing assets to total assets	0.41	0.55	0.63	0.92	1.06

(1)The gross interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period was $0.46 million in 2021 and $0.66 million in 2020. The amount of interest income on the loans that was included in income was $0.44 million in 2021 and $0.57 million in 2020.
(2)The accruing loans past due 90 days or more are still believed to be adequately collateralized.  Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.
(3)Total TDR loans were $10.20, $13.22, $13.71, $13.38 and $12.09 million as of December 31, 2021, 2020, 2019, 2018 and 2017, respectively.  Included in the total nonaccrual loans were $2.28, $2.97, $4.34, $4.84 and $3.62 million of TDR loans as of December 31, 2021, 2020, 2019, 2018 and 2017, respectively.

The ratio of allowance for credit losses to non-performing loans increased to 213.25% as of December 31, 2021 compared to 178.83% as of December 31, 2020.  The increase in 2021 is primarily due to the reduction in non-performing loans compared to 2020.  The ratio of non-performing loans to total gross loans was 0.63% and 0.76% at December 31, 2021 and 2020, respectively.  The decrease in the 2021 ratio is primarily due to the decrease in TDR loans and accruing loans past due 90 days or more.

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments.  The Company also considers the state of the total economy including unemployment levels.  In most instances, the borrowers have used in their rental projections of income at least a 10% vacancy rate.  As of December 31, 2021, the unemployment levels in Johnson County and Linn County were 2.5% and 3.3%, respectively, compared to 2.8% and 3.8% in December of 2020.  These levels compare favorably to the State of Iowa at 3.5% and the national unemployment level at 3.9% in December 2021 compared to 3.1% and 6.7%, respectively in December 2020.

The residential rental vacancy rates in 2020 and 2021 in Johnson and Linn County were estimated between 6.0% and 8.0%. The State of Iowa vacancy rate is 7.5% and the national rate is 5.6% with the Midwest rate at 6.5%.  These vacancy rates one year ago were 8.5%, 6.5% and 7.8%, respectively.  The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio.   Favorable vacancy rates may not continue in 2021, and vacancy rates may rise and affect the overall quality of the loan portfolio.

See Note 3 to the Company's Consolidated Financial Statements for additional disclosures on loans.

SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for credit losses balance is also affected by the charge-offs and recoveries for the periods presented.  For the years ended December 31, 2021, 2020 and 2019, recoveries were $2.74 million, $1.87 million and $1.80 million, respectively; charge-offs were $1.32 million, $2.92 million and $2.97 million in 2021, 2020 and 2019, respectively.

Overall credit quality may deteriorate in 2022.  Such deterioration could cause increases in non-performing loans, allowance for credit losses, credit loss expense and net charge-offs.  Management will monitor changing market conditions as a part of its allowance for credit loss methodology.  The following table summarizes the Bank's loan loss experience for the years ended December 31 for each of the years presented:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2021
Allowance for credit losses:
Beginning balance	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070
Impact of adopting ASC 326	(328)	298	327	763	522	1,396	(232)	2,746
Charge-offs	(106)	(136)	(3)	(1)	(482)	(265)	(323)	(1,316)
Recoveries	142	1,103	94	25	964	263	152	2,743
Credit loss (benefit) expense	45	(1,881)	(437)	(1,527)	(1,874)	(311)	212	(5,773)
Ending balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470

Net charge-offs/(net recoveries) to average net loans outstanding	(0.04)%	(0.38)%	(0.05)%	(0.01)%	(0.05)%	—%	0.20%	(0.05)%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2020
Allowance for loan losses:
Beginning balance	$2,400	$4,988	$2,599	$3,950	$10,638	$7,859	$1,326	$33,760
Charge-offs	(43)	(1,425)	(43)	(1)	(738)	(291)	(381)	(2,922)
Recoveries	63	670	118	10	784	49	180	1,874
Provision	88	652	(355)	214	1,684	1,798	277	4,358
Ending balance	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070

Net charge-offs/(net recoveries) to average net loans outstanding	(0.02)%	0.30%	(0.04)%	—%	—%	0.03%	0.24%	0.04%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2019
Allowance for loan losses:
Beginning balance	$2,789	$5,826	$3,292	$3,972	$12,516	$8,165	$1,250	$37,810
Charge-offs	(266)	(981)	(45)	(6)	(896)	(341)	(434)	(2,969)
Recoveries	95	646	8	5	700	180	165	1,799
Provision	(218)	(503)	(656)	(21)	(1,682)	(145)	345	(2,880)
Ending balance	$2,400	$4,988	$2,599	$3,950	$10,638	$7,859	$1,326	$33,760

Net charge-offs/(net recoveries) to average net loans outstanding	0.19%	0.15%	0.02%	—%	0.02%	0.02%	0.33%	0.04%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2018
Allowance for loan losses:
Beginning balance	$2,294	$4,837	$2,989	$3,669	$8,668	$5,700	$1,243	$29,400
Charge-offs	(95)	(585)	—	—	(830)	(251)	(561)	(2,322)
Recoveries	119	1,057	148	30	612	107	162	2,235
Provision	471	517	155	273	4,066	2,609	406	8,497
Ending balance	$2,789	$5,826	$3,292	$3,972	$12,516	$8,165	$1,250	$37,810

Net charge-offs/(net recoveries) to average net loans outstanding	(0.03)%	(0.21)%	(0.08)%	(0.01)%	0.02%	0.02%	0.48%	—%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2017
Allowance for loan losses:
Beginning balance	$2,947	$4,531	$2,890	$3,417	$7,677	$4,045	$1,023	$26,530
Charge-offs	(167)	(583)	(114)	(3)	(553)	(130)	(554)	(2,104)
Recoveries	146	1,183	662	—	661	376	258	3,286
Provision	(632)	(294)	(449)	255	883	1,409	516	1,688
Ending balance	$2,294	$4,837	$2,989	$3,669	$8,668	$5,700	$1,243	$29,400

Net charge-offs/(net recoveries) to average net loans outstanding	0.02%	(0.29)%	(0.31)%	—%	(0.01)%	(0.04)%	0.36%	(0.05)%

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

The following table presents the allowance for credit losses by type of loans, the percentage of the allocation for each category to the total allowance and the percentage of all loans in each category to total loans as of December 31, 2021, 2020, 2019, 2018 and 2017:

	2021			2020
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,261	6.37%	4.02%	$2,508	6.77%	3.50%
Commercial and financial	4,269	12.04	8.35	4,885	13.18	10.56
Real estate:
Construction, 1 to 4 family residential	818	2.31	3.03	907	2.45	2.62
Construction, land development and commercial	1,482	4.18	4.77	1,412	3.81	4.13
Mortgage, farmland	3,433	9.68	8.75	4,173	11.26	9.12
Mortgage, 1 to 4 family first liens	8,340	23.52	34.19	10,871	29.32	32.92
Mortgage, 1 to 4 family junior liens	3,158	8.90	4.30	1,497	4.04	4.72
Mortgage, multi-family	3,715	10.47	14.39	4,462	12.04	13.80
Mortgage, commercial	6,783	19.12	15.09	4,953	13.36	15.39
Loans to individuals	771	2.17	1.23	752	2.03	1.16
Obligations of state and political subdivisions	440	1.24	1.88	650	1.74	2.08
	$35,470	100.00%	100.00%	$37,070	100.00%	100.00%

	2019			2018
Agricultural	$2,400	7.11%	3.46%	$2,789	7.38%	3.53%
Commercial and financial	4,988	14.77%	8.39	5,826	15.41%	8.73
Real estate:
Construction, 1 to 4 family residential	1,113	3.30%	3.04	1,297	3.43%	2.75
Construction, land development and commercial	1,486	4.40%	4.11	1,995	5.28%	4.33
Mortgage, farmland	3,950	11.70%	9.20	3,972	10.51%	9.00
Mortgage, 1 to 4 family first liens	9,045	26.79%	34.51	10,750	28.43%	34.71
Mortgage, 1 to 4 family junior liens	1,593	4.72%	5.65	1,766	4.67%	5.81
Mortgage, multi-family	3,823	11.32%	13.29	4,083	10.80%	13.41
Mortgage, commercial	4,036	11.95%	15.24	4,082	10.80%	14.58
Loans to individuals	853	2.53%	1.22	723	1.91%	1.14
Obligations of state and political subdivisions	473	1.41	1.89	527	1.38	2.01
	$33,760	100.00%	100.00%	$37,810	100.00%	100.00%

	2017
	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)
Agricultural	$2,294	7.80%	3.60%
Commercial and financial	4,837	16.45%	8.89
Real estate:
Construction, 1 to 4 family residential	1,193	4.06%	2.84
Construction, land development and commercial	1,796	6.11%	4.46
Mortgage, farmland	3,669	12.48%	8.75
Mortgage, 1 to 4 family first liens	7,369	25.07%	33.81
Mortgage, 1 to 4 family junior liens	1,299	4.42%	5.86
Mortgage, multi-family	2,791	9.49%	13.69
Mortgage, commercial	2,909	9.89%	14.69
Loans to individuals	782	2.66%	1.07
Obligations of state and political subdivisions	461	1.57	2.34
	$29,400	100.00%	100.00%

The Company believes that the allowance for credit losses is at a level commensurate with the overall risk exposure of the loan portfolio.  However, if economic conditions deteriorate, certain borrowers may experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increases in the allowance for credit losses. The Company will continue to monitor the adequacy of the allowance on a quarterly basis and will consider the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition.

Noninterest Income

The following table sets forth the various categories of noninterest income for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,			$ Change		% Change
	2021	2020	2019	2021/2020	2020/2019	2021/2020	2020/2019
	(Amounts in thousands)
Net gain on sale of loans	$7,588	$6,678	$3,539	$910	$3,139	13.63%	88.70%
Trust fees	13,521	10,275	9,579	3,246	696	31.59	7.27
Service charges and fees	11,774	10,186	10,276	1,588	(90)	15.59	(0.88)
Other noninterest income	581	1,187	1,426	(606)	(239)	(51.05)	(16.76)
Gain (loss) on sale of investment securities	$—	$10	$(28)	(10)	38	(100.00)	(135.71)
	$33,464	$28,336	$24,792	$5,128	$3,544	18.10%	14.29%

The noninterest income of the Company was $33.46 million in 2021 compared to $28.34 million in 2020.  The increase of $5.13 million in 2021 was the result of a combination of factors discussed below.

The net gain on the sale of loans was $7.59 million and $6.68 million for the years ended December 31, 2021 and 2020, respectively, an increase of 13.63% for the year ended December 31, 2021 compared to the same period in 2020. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates and has been significantly impacted by the Federal Reserve Board's reduction of the federal funds rate to 0.25%, resulting in a significant amount of mortgage loan refinance activity. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees were $13.52 million and $10.28 million for the years ended December 31, 2021 and 2020, respectively, an increase of 31.59% for the year ended December 31, 2021 compared to the same period in 2020. This is primarily driven by the increase in assets under management of $0.37 billion from $2.18 billion as of December 31, 2020 to $2.55 billion as of December 31, 2021 and increased investment transaction activity. The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 71% of assets under management. In 2021, the Dow Jones Industrial Average increased 18.73%.

Services charges and fees were $11.77 million and $10.19 million for the years ended December 31, 2021 and 2020, respectively, an increase of 15.59% for the year ended December 31, 2021 compared to the same period in 2020. This is primarily due to an increase in debit and credit card interchange fees of $1.52 million compared to 2020 with increased usage activity.

Other noninterest income decreased $0.61 million in 2021 primarily due to the net loss recognized on the tax credit real estate.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the year ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,			$ Change		% Change
	2021	2020	2019	2021/2020	2020/2019	2021/2020	2020/2019
	(Amounts in thousands)
Salaries and employee benefits	$42,458	$40,621	$36,709	$1,837	$3,912	4.52%	10.66%
Occupancy	4,152	4,343	4,336	(191)	7	(4.40)	0.16
Furniture and equipment	7,276	7,357	6,795	(81)	562	(1.10)	8.27
Office supplies and postage	1,739	1,799	1,841	(60)	(42)	(3.34)	(2.28)
Advertising and business development	2,132	2,082	2,595	50	(513)	2.40	(19.77)
Outside services	12,592	11,069	10,360	1,523	709	13.76	6.84
FDIC insurance assessment	1,043	856	194	187	662	21.85	341.24
Other noninterest expense	9,949	7,504	4,434	2,445	3,070	32.58	69.24
	$81,341	$75,631	$67,264	$5,710	$8,367	7.55%	12.44%

Total noninterest expenses were $81.34 and $75.63 million for the years ended December 31, 2021 and 2020, respectively.  The increase is $5.71 million or 7.55% in 2021 and an increase of $8.37 million or 12.44% in 2020.

Salaries and employee benefits increased $1.84 million in 2021. The increase is primarily the result of annual salary adjustments.

Outside services increased $1.52 million in 2021 compared to 2020 primarily due to increased debit and credit card processing charges with increase usage activity.

Other noninterest expenses increased $2.44 million in 2021 primarily due to $7.69 million in fees incurred from the prepayment of FHLB borrowings compared to $2.53 million of FHLB prepayment fees and $2.68 million of interest rate swap termination fees paid in 2020.

Income Taxes

Income tax expense was $14.01, $11.28 and $12.55 million for the years ended December 31, 2021, 2020 and 2019, respectively.  Income taxes as a percentage of income before income taxes were 22.56% in 2021, 22.59% in 2020 and 21.69% in 2019.  The amount of tax credits were $0.48, $0.05 and $0.53 million for 2021, 2020, and 2019, respectively.

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

As of December 31, 2021, the Company had additional borrowing capacity available from the FHLB of $865.06 million. In addition, the Company had $554.18 million in borrowing capacity available through secured and unsecured lines of credit with correspondent banks. The Company had $0.25 million outstanding under those federal funds lines as of December 31, 2021.

On an unconsolidated basis, the Company had cash balances of $2.18 million as of December 31, 2021.  In 2021, the Company received dividends of $12.27 million from its subsidiary Bank and used those funds to pay dividends to its stockholders of $8.77 million and to fund purchases of treasury stock under the 2005 Stock Repurchase Program.  The total purchase of treasury stock under the 2005 Stock Repurchase Program totaled $3.57 and $8.55 million for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, stockholders' equity, before deducting for the maximum cash obligation related to the ESOP, was $488.46 million and $463.41 million, respectively.  This measure of stockholders’ equity as a percent of total assets was 12.08% at December 31, 2021 and 12.26% at December 31, 2020.  As of December 31, 2021, total equity, after deducting the maximum cash value related to the ESOP, was 10.84% of assets compared to 11.00% of assets at the prior year end.

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

On a consolidated basis, 2021 cash flows from operations provided $85.07 million, net increases in deposits provided $341.43 million and net collections on loans to customers provided $52.02 million.  These cash flows were invested $245.38 million in purchases of investment securities.  In addition, $1.46 million was used to purchase property and equipment and leasehold improvements and $4.18 million was used to invest in a tax credit real estate property.

The Bank has a contingency funding plan to address liquidity issues in times of crisis.  The primary source of funding will be the Bank’s customer deposit base.  The Bank has established alternative sources of funding available to increase liquidity.  The availability of the funding sources is tested on an annual basis.  The Bank performs quarterly stress testing to determine if the Bank has an appropriate amount of funding sources to address potential liquidity needs. At December 31, 2021, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $621.50 million (see Note 15 to the Company's Consolidated Financial Statements).  Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements.  Another liquidity source includes obtaining additional funds from the Federal Home Loan Bank (FHLB).  As of December 31, 2021, the Bank can obtain an additional $865.06 million from the FHLB based on the current real estate mortgage loans held.  In addition, the Bank has arranged $544.18 million of credit lines at three banks.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  Other liquidity sources include a $10.00 million line of credit with the Federal Reserve Bank of Chicago and various sources of brokered deposits.

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank borrowings during 2021, 2020 and 2019:

	2021	2020	2019
	(Amounts In Thousands)
Outstanding balance as of December 31	$—	$105,000	$185,000
Weighted average interest rate at year end	2.82%	2.93%	2.93%
Maximum month-end balance	105,000	185,000	215,000
Average month-end balance	101,895	181,093	212,500
Weighted average interest rate for the year	2.82%	2.93%	2.93%

The Bank has off-balance sheet commitments to fund additional borrowings of customers.  Contractual commitments to fund loans are met from the proceeds of federal funds sold or investment securities and additional borrowings.  Many of the contractual commitments to extend credit will not be funded because they represent the credit limits on credit cards and home equity lines of credits.

As disclosed in Note 15 to the Company's Consolidated Financial Statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2021:

	Payments Due By Period
	(Amounts In Thousands)
	Total	Less Than One Year	One - Three Years	Three - Five Years	More Than Five Years
Contractual obligations:
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations	2,881	371	535	493	1,482
Total contractual obligations:	$2,881	$371	$535	$493	$1,482
Other commitments:
Lines of credit	$614,324	$460,198	$124,826	$24,376	$4,924
Standby letters of credit	7,179	7,179	—	—	—
Total other commitments	$621,503	$467,377	$124,826	$24,376	$4,924

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

The Bank uses derivative financial instruments, when needed, to manage the impact of changes in interest rates on future interest income or interest expense.  The Bank is exposed to credit-related losses in the event of nonperformance by the counterparties to these derivative instruments, but believe the risk of these losses has been minimized by entering into the contracts with large, stable financial institutions.  The estimated fair market value of these derivative instruments are presented in Note 17 to the Consolidated Financial Statements.

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

	Repricing
	Maturities	Days				More Than
	Immediately	2-30	31-90	91-180	181-365	One Year	Total
	(Amounts in Thousands)
Earning assets:
Excess Cash	$752,985	$—	$—	$—	$—	$—	$752,985
Federal funds sold	—	—	—	—	—	—	—
Investment securities	—	2,704	11,346	36,317	18,495	487,038	555,900
Loans	10,834	285,704	60,100	114,160	167,225	2,028,225	2,666,248
Total earning assets	763,819	288,408	71,446	150,477	185,720	2,515,263	3,975,133
Sources of funds:
Interest-bearing checking and savings accounts	136,417	—	—	—	—	2,167,223	2,303,640
Certificates of deposit	—	23,507	42,034	82,355	172,868	276,489	597,253
FHLB borrowings	—	—	—	—	—	—	—
Federal funds and repurchase agreements	249	—	—	—	—	—	249
	136,666	23,507	42,034	82,355	172,868	2,443,712	2,901,142
Other sources, primarily noninterest-bearing	—	—	—	—	—	1,070,804	1,070,804
Total sources	136,666	23,507	42,034	82,355	172,868	3,514,516	3,971,946
Interest
Rate Gap	$627,153	$264,901	$29,412	$68,122	$12,852	$(999,253)	$3,187
Cumulative Interest
Rate Gap at December 31, 2021	$627,153	$892,054	$921,466	$989,588	$1,002,440	$3,187
Gap Ratio	5.59	12.27	1.70	1.83	1.07	0.72
Cumulative Gap Ratio	5.59	6.57	5.56	4.48	3.19	1.00

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

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$401,352	$81,748	$168,627	$444,786	$369,196	$229,370	$1,695,079	$1,451,558
Average interest rate	3.93%	4.51%	4.21%	3.91%	3.76%	2.43%	3.74%
Loans, variable:
Balance	$170,357	$78,954	$75,639	$261,210	$205,479	$173,515	$965,154	$1,161,122
Average interest rate	3.60%	4.14%	4.31%	3.77%	3.57%	3.40%	3.70%
Investments (1):
Balance	$73,781	$60,885	$79,654	$81,239	$89,749	$170,592	$555,900	$555,900
Average interest rate	1.98%	2.19%	1.48%	0.92%	1.25%	1.99%	1.66%
Liabilities:
Liquid deposits (2):
Balance	$—	$—	$—	$—	$—	$—	$2,303,640	$2,303,642
Average interest rate	—%	—%	—%	—%	—%	—%	0.15%
Deposits, certificates:
Balance	$320,764	$174,043	$63,193	$23,108	$16,145	$—	$597,253	$603,424
Average interest rate	1.11%	2.51%	1.16%	0.79%	0.95%	—%	1.51%
1.11

(1)Includes all available-for-sale investments, federal funds and Federal Home Loan Bank stock.
(2)Includes NOW and other demand, savings and money market funds.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included on pages 54 through 118.

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Hills Bancorporation
Hills, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hills Bancorporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on Internal Control-Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company has changed its method of accounting for the allowance for credit losses in 2021 due to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. As discussed below, auditing the Company’s allowance for credit losses, including adoption of the new accounting guidance related to the estimate of allowance for credit losses, was a critical audit matter.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to an account or disclosure that is material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

As discussed in Notes 1 and 3, the Company adopted Topic 326 effective January 1, 2021. The Company uses the discounted cash flow (DCF) method to estimate expected losses for most of the Company’s loan pools that exhibit similar risk characteristics. For each of these loan pools, the Company generates cash flow projections at the instrument level adjusting payment expectations for estimated prepayment speed, curtailments, time to recovery, probability of default and loss given default. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers when modeling lifetime probability of default and loss given default. The Company’s analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan pools. Loans that do not share risk characteristics are evaluated on an individual basis. For loans individually evaluated, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The Company applies expected funding percentages to the respective model loss rates to estimate the allowance related to unfunded commitments.

Auditing management’s estimate of the allowances for loan credit losses (ACL) and unfunded commitments involved a high degree of subjectivity due to the complexities of the probability of default and loss given default models and the nature of the qualitative factor adjustments. Management’s qualitative factor adjustments are highly judgmental and had a significant effect on the ACL.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the ACL and allowance for unfunded commitments included the following procedures, among others:
•Obtained an understanding of the Company’s process for establishing the ACL, including the implementation of models and assumptions and the qualitative factor adjustments of the ACL.
•Obtained an understanding, evaluated the design and tested the operating effectiveness of controls, including information technology, over the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:

◦Loan data completeness and accuracy
◦Grouping of loans by segment
◦Model inputs utilized
◦Approval of model assumptions selected
◦Establishment of qualitative factors

•Tested the mathematical accuracy of the calculation of the ACL
•Tested individual loan files to evaluate the reasonableness of loan credit risk ratings
•Tested the completeness and accuracy of inputs utilized in the calculation of the ACL
•Evaluated the reasonableness of selected loss drivers utilized and loss driver forecasts for each loan segment
•Tested the reasonableness of specific reserves on individually evaluated loans
•Tested estimated funding rate of unfunded loan commitments
•Evaluated the qualitative adjustments, including assessing the reasonableness and basis for adjustments

BKD, LLP
We have served as the Company’s auditor since 2012.

Springfield, Missouri
March 4, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Hills Bancorporation
Hills, Iowa

Opinion on the Internal Control over Financial Reporting

We have audited Hills Bancorporation’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 4, 2022, expressed an unqualified opinion.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. Because management’s assessment and our audit also were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our audit of Hills Bancorporation’s internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

BKD, LLP

Springfield, Missouri
March 4, 2022

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020
(Amounts In Thousands, Except Shares)

ASSETS	2021	2020
Cash and cash equivalents	$781,918	$574,310
Investment securities available for sale at fair value (amortized cost 2021 $549,386; 2020 $396,670) (Notes 1, 2 and 13)	551,354	408,372
Stock of Federal Home Loan Bank	4,546	8,172
Loans held for sale	5,716	43,947
Loans, net of allowance for credit losses (2021 $35,470; 2020 $37,070) (Notes 1, 3, and 12)	2,625,062	2,674,012
Property and equipment, net (Note 4)	34,290	35,878
Tax credit real estate	9,815	7,273
Accrued interest receivable	11,437	12,177
Deferred income taxes, net (Notes 1 and 10)	9,125	6,088
Goodwill	2,500	2,500
Other assets	8,799	9,633
Total Assets	$4,044,562	$3,782,362
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$633,101	$532,190
Interest-bearing deposits (Note 6)	2,900,893	2,660,378
Total deposits	3,533,994	3,192,568
Other borrowings, federal funds purchased	249	—
Federal Home Loan Bank borrowings (Note 7)	—	105,000
Accrued interest payable	1,165	1,733
Allowance for credit losses on off-balance sheet credit exposures	3,850	—
Other liabilities	16,841	19,656
Total Liabilities	3,556,099	3,318,957
Commitments and Contingencies (Notes 9 and 15)
Redeemable Common Stock Held By Employee Stock
Ownership Plan (ESOP) (Note 9)	50,013	47,329
Stockholders' Equity (Note 11)
Common stock, no par value; authorized 20,000,000 shares; issued 2021 10,329,493 shares; 2020 10,330,242 shares	—	—
Paid in capital	60,938	60,233
Retained earnings	474,392	439,831
Accumulated other comprehensive gain (Note 8)	1,477	8,782
Treasury stock at cost (2021 1,029,853 shares; 2020 999,247 shares)	(48,344)	(45,441)
Total Stockholders' Equity	488,463	463,405
Less maximum cash obligation related to ESOP shares (Note 9)	50,013	47,329
Total Stockholders' Equity Less Maximum Cash Obligations Related To ESOP Shares	438,450	416,076
Total Liabilities & Stockholders' Equity	$4,044,562	$3,782,362

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2021, 2020 and 2019
(Amounts In Thousands, Except Per Share Amounts)

	2021	2020	2019
Interest income:
Loans, including fees	$113,648	$120,196	$121,269
Investment securities:
Taxable	3,604	3,512	3,239
Nontaxable	3,854	3,876	3,844
Federal funds sold	983	945	3,980
Total interest income	122,089	128,529	132,332
Interest expense:
Deposits	14,712	21,553	28,540
FHLB borrowings	2,915	5,399	6,333
Total interest expense	17,627	26,952	34,873
Net interest income	104,462	101,577	97,459
Credit loss (benefit) expense (Note 3)	(5,507)	4,358	(2,880)
Net interest income after credit loss (benefit) expense	109,969	97,219	100,339
Noninterest income:
Net gain on sale of loans	7,588	6,678	3,539
Trust fees	13,521	10,275	9,579
Service charges and fees	11,774	10,186	10,276
Other noninterest income	581	1,187	1,426
Gain (loss) on sale of investment securities	—	10	(28)
	33,464	28,336	24,792
Noninterest expenses:
Salaries and employee benefits	42,458	40,621	36,709
Occupancy	4,152	4,343	4,336
Furniture and equipment	7,276	7,357	6,795
Office supplies and postage	1,739	1,799	1,841
Advertising and business development	2,132	2,082	2,595
Outside services	12,592	11,069	10,360
FDIC insurance assessment	1,043	856	194
Other noninterest expenses	9,949	7,504	4,434
	81,341	75,631	67,264
Income before income taxes	62,092	49,924	57,867
Income taxes (Note 10)	14,007	11,277	12,549
Net income	$48,085	$38,647	$45,318
Earnings per share:
Basic	$5.16	$4.12	$4.85
Diluted	5.16	4.12	4.85

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2021, 2020 and 2019
(Amounts In Thousands)

	2021	2020	2019
Net income	$48,085	$38,647	$45,318
Other comprehensive income (loss)
Securities:
Net change in unrealized (loss) gain on securities available for sale	(9,734)	7,478	6,940
Reclassification adjustment for net (gains) losses realized in net income	—	(10)	28
Income taxes	2,429	(1,864)	(1,738)
Other comprehensive (loss) income on securities available for sale	(7,305)	5,604	5,230
Derivatives used in cash flow hedging relationships:
Net change in unrealized loss on derivatives	—	(335)	(753)
Reclassification adjustment for losses realized in net income	—	2,684	—
Income taxes	—	(586)	188
Other comprehensive income (loss) on cash flow hedges	—	1,763	(565)
Other comprehensive (loss) income, net of tax	(7,305)	7,367	4,665
Comprehensive income	$40,780	$46,014	$49,983

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2021, 2020 and 2019
(Amounts In Thousands, Except Share Data)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2018	$52,122	$371,848	$(3,250)	$(36,968)	$(48,870)	$334,882
Issuance of 101,912 shares of common stock	3,549	—	—	2,672	—	6,221
Issuance of 7,720 shares of common stock under the employee stock purchase plan	434	—	—	—	—	434
Unearned restricted stock compensation	86	—	—	—	—	86
Forfeiture of 5,255 shares of common stock	(262)	—	—	—	—	(262)
Share-based compensation	14	—	—	—	—	14
Change related to ESOP shares	—	—	—	—	(2,956)	(2,956)
Net income	—	45,318	—	—	—	45,318
Cash dividends ($0.82 per share)	—	(7,657)	—	—	—	(7,657)
Purchase of 89,124 shares of common stock	—	—	—	(5,534)	—	(5,534)
Other comprehensive (loss)	—	—	4,665	—	—	4,665
Balance, December 31, 2019	$55,943	$409,509	$1,415	$(39,830)	$(51,826)	$375,211
Issuance of 110,337 shares of common stock	4,177	—	—	2,939	—	7,116
Issuance of 7,449 shares of common stock under the employee stock purchase plan	413	—	—	—	—	413
Unearned restricted stock compensation	(68)	—	—	—	—	(68)
Forfeiture of 4,863 shares of common stock	(257)	—	—	—	—	(257)
Share-based compensation	25	—	—	—	—	25
Change related to ESOP shares	—	—	—	—	4,497	4,497
Net income	—	38,647	—	—	—	38,647
Cash dividends ($0.89 per share)	—	(8,325)	—	—	—	(8,325)
Purchase of 133,622 shares of common stock	—	—	—	(8,550)	—	(8,550)
Other comprehensive income	—	—	7,367	—	—	7,367
Balance, December 31, 2020	$60,233	$439,831	$8,782	$(45,441)	$(47,329)	$416,076
Cumulative change in accounting principle (Note 1)	—	(4,751)	—	—	—	(4,751)
Balance, January 1, 2021 (as adjusted for change in accounting principle)	60,233	435,080	8,782	(45,441)	(47,329)	411,325
Issuance of 24,513 shares of common stock	952	—	—	666	—	1,618
Issuance of 7,334 shares of common stock under the employee stock purchase plan	427	—	—	—	—	427
Unearned restricted stock compensation	(244)	—	—	—	—	(244)
Forfeiture of 8,083 shares of common stock	(455)	—	—	—	—	(455)
Share-based compensation	25	—	—	—	—	25
Change related to ESOP shares	—	—	—	—	(2,684)	(2,684)
Net income	—	48,085	—	—	—	48,085
Cash dividends ($0.94 per share)	—	(8,773)	—	—	—	(8,773)
Purchase of 55,119 shares of common stock	—	—	—	(3,569)	—	(3,569)
Other comprehensive income	—	—	(7,305)	—	—	(7,305)
Balance, December 31, 2021	$60,938	$474,392	$1,477	$(48,344)	$(50,013)	$438,450
See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021, 2020 and 2019
(Amounts In Thousands)

	2021	2020	2019
Cash Flows from Operating Activities
Net income	$48,085	$38,647	$45,318
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	3,052	3,128	3,072
Credit loss (benefit) expense	(5,507)	4,358	(2,880)
Net (gain) loss on sale of investment securities available for sale	—	(10)	28
Share-based compensation	25	25	14
Compensation expensed through issuance of common stock	1,618	1,272	1,133
Forfeiture of common stock	(455)	(257)	(262)
Provision for deferred income taxes	971	(520)	1,301
Net gain on sale of other real estate owned and other repossessed assets	(51)	(120)	(94)
Decrease (increase) in accrued interest receivable	740	265	(658)
Amortization of premium on investment securities, net	1,203	818	441
Decrease (increase) in other assets	392	1,228	(2,681)
Amortization of operating lease right of use assets	397	386	354
(Decrease) increase in accrued interest and other liabilities	(3,627)	(5,527)	650
Loans originated for sale	(429,343)	(475,187)	(299,223)
Proceeds on sales of loans	475,162	446,318	296,346
Net gain on sales of loans	(7,588)	(6,678)	(3,539)
Net cash and cash equivalents provided by operating activities	85,074	8,146	39,320
Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	91,459	85,530	63,301
Proceeds from sale of investment securities available for sale	—	313	12,467
Purchases of investment securities available for sale	(245,378)	(129,359)	(104,539)
Proceeds from sale of stock of FHLB	4,201	—	—
Purchases of stock of FHLB	(575)	—	—
Loans made to customers, net of collections	52,018	(72,138)	(13,024)
Proceeds on sale of other real estate owned and other repossessed assets	55	120	818
Purchases of property and equipment	(1,464)	(1,860)	(3,167)
Investment in tax credit real estate	(4,183)	—	—
Net changes from tax credit real estate investment	1,641	1,007	913
Net cash and cash equivalents used in investing activities	(102,226)	(116,387)	(43,231)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2021, 2020 and 2019
(Amounts In Thousands)

	2021	2020	2019
Cash Flows from Financing Activities
Net increase in deposits	341,426	531,204	240,240
Net increase in short-term borrowings	249	—	—
Net decrease in FHLB borrowings	(105,000)	(80,000)	(30,000)
Borrowings from FRB	1	1	1
Payments on FRB borrowings	(1)	(1)	(1)
Issuance of common stock, net of costs	—	5,844	5,026
Stock options exercised	—	—	62
Purchase of treasury stock	(3,569)	(8,550)	(5,534)
Proceeds from the issuance of common stock through the employee stock purchase plan	427	413	434
Dividends paid	(8,773)	(8,325)	(7,657)
Net cash and cash equivalents provided by financing activities	224,760	440,586	202,571

Increase in cash and cash equivalents	207,608	332,345	198,660

Cash and cash equivalents:
Beginning of year	574,310	241,965	43,305
End of year	$781,918	$574,310	$241,965

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$15,280	$22,294	$27,878
Interest paid on other obligations	2,915	5,399	6,333
Income taxes paid	9,565	9,874	10,784
Noncash financing activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$2,684	$(4,497)	$2,956
Transfers to other real estate owned	96	45	712
Sale and financing of other real estate owned	137	—	97
Right of use assets obtained in exchange for operating lease obligations	—	48	3,581

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

Certain significant estimates:  The allowance for credit losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management.  These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2021 may change in the near-term and the effect could be material to the consolidated financial statements.

Principles of consolidation:  The consolidated financial statements include the accounts of the Company and its subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification of prior year presentation: Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of December 31, 2021 and 2020, the Company did not have any significant contract balances.
An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition costs for the years ending December 31, 2021 and 2020.
Cash and cash equivalents:  The Company considers all investments with original maturities of three months or less to be cash equivalents.  At December 31, 2021 and 2020, cash equivalents consisted primarily of deposits with other banks.

Investment securities:  Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of December 31, 2021 or 2020.

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

Accrued interest receivable on AFS debt securities totaled $2.05 million at December 31, 2021 and is excluded from the estimate of credit losses.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
secondary market.  A specific reserve was not considered necessary based on the Company’s historical experience with repurchase activity.

Loans held for investment:  Loans are stated at the amount of unpaid principal, net of deferred loan fees, and reduced by the allowance for credit losses ("ACL"). Accrued interest receivable on loans held for investment totaled $9.29 million at December 31, 2021 and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due.  When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed.  Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected. A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due.  Payment received on nonaccrual loans are applied first to principal.  Once principal is recovered, any remaining payments received are applied to interest income.  As of December 31, 2021, none of the Company’s nonaccrual loans were earning interest on a cash basis.

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

Allowance for credit losses for loans held for investment: The allowance for credit losses is an estimate of expected losses inherent within the Company's existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments which consist of agricultural, 1 to 4 family first and junior liens, commercial, and consumer lending. These segments are further disaggregated into loan classes, the level at which credit risk is monitored. For each of these pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The following provides the credit quality indicators and risk elements that are most relevant and most carefully considered and monitored for each loan portfolio segment.

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

Mortgage loans secured by farmland are made to individuals and businesses within the Company's trade area. The primary source of repayment is the cash flow generated by the collateral underlying the loan. The secondary repayment source would be the liquidation of the collateral. Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less. Generally, interest rates are fixed for mortgage loans secured by farmland. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the Iowa real gross domestic product (GDP).

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Commercial - The commercial loan portfolio segment is comprised of the commercial real estate mortgage, multifamily residential mortgage, construction/land development and commercial and financial loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower's and associated guarantors or other related party's financial position. These other factors include assessing liquidity, the level and composition of net worth, leverage, considering all other lender amounts and position, an analysis of cash expected to flow through the obligors including the outflow to other lenders, vacancies and prior experience with the borrower. This information is used to assess adequate financial capacity, profitability, and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity, and availability of long-term financing. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate, the all-transactions house price index for Iowa and the Iowa real GDP.

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

The allowance level is influenced by loan volumes, loan credit quality indicator migration or delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics; and second, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow method or remaining life method to estimate expected credit losses.

Discounted cash flow method: In estimating the component of the allowance for credit losses for loans that share similar risk characteristics with other loans, such loans are segregated into loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration. In determining the allowance for credit losses, we derive an estimated credit loss assumption from a model that categorizes loan pools based on loan type and purpose. This model calculates an expected loss percentage for each loan class by considering the probability of default, using life-of-loan analysis periods for all loan segments, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan class. The default and severity factors used to calculate the allowance for credit losses for loans that share similar risk characteristics with other loans are adjusted for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio related to: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified or graded loans and the volume of nonaccrual loans; (6) the quality of our loan review system and (7)

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the value of underlying collateral for collateralized loans. Additional factors include the existence and effect of any concentrations of credit, and changes in the level of such concentrations and the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Such factors are used to adjust the historical probabilities of default and severity of loss so that they reflect management expectation of future conditions based on a reasonable and supportable forecast. The Company uses regression analysis of historical internal and peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the economic variables.

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over twelve quarters on a straight-line basis. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

Remaining life method: Expected credit losses for credit cards and overdrafts are determined through use of the remaining life method. The remaining life method utilizes average annual charge-off rates and remaining life to estimate the allowance for credit losses. This is done by estimating the amount and timing of principal payments expected to be received as payment for the balance outstanding as of the reporting period and applying those principal payments against the balance outstanding as of the reporting period along with the average annual charge-off rate until the expected payments have been fully allocated.

Collateral dependent financial assets: For a loan that does not share risk characteristics with other loans, expected credit loss is measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, we recognize expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge- offs and deferred loan fees and costs), except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.

The Company’s estimate of the ACL reflects losses expected over the contractual life of the assets, adjusted for estimated prepayments or curtailments. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructure (TDR). A loan that has been modified or renewed is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company’s ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed non-performing TDRs are evaluated individually to determine the required ACL. TDRs performing in accordance with their modified contractual terms for a reasonable period of time may be included in the Company’s existing pools based on the underlying risk characteristics of the loan to measure the ACL.

Allowance for credit losses on off-balance sheet credit exposures, including unfunded loan commitments: The Company maintains a separate allowance for credit losses from off-balance-sheet credit exposures, including unfunded loan commitments, which is disclosed on the balance sheet. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the ACL methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance-sheet (OBS) credit exposures that are unconditionally cancellable by the Company, such as credit card receivables, or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. The allowance for credit losses on OBS credit exposures is adjusted as credit loss expense. Categories of OBS credit exposures correspond to the loan portfolio segments described previously.

Troubled debt restructurings (“TDR loans”):  A loan is accounted for and reported as a troubled debt restructuring ("TDR") when, for economic or legal reasons, we grant a concession to a borrower experiencing financial difficulty that we would not

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses to the Company. A restructuring that results in only an insignificant delay in payment is not considered a concession. A delay may be considered insignificant if the payments subject to the delay are insignificant relative to the unpaid principal or collateral value and the contractual amount due, or the delay in timing of the restructured payment period is insignificant relative to the frequency of payments, the debt's original contractual maturity or original expected duration.

TDRs that are performing and on accrual status as of the date of the modification remain on accrual status. TDRs that are nonperforming as of the date of modification generally remain as nonaccrual until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period, normally at least six months. TDRs with temporary below-market concessions remain designated as a TDR regardless of the accrual or performance status until the loan is paid off. However, if the TDR loan has been modified in a subsequent restructure with market terms and the borrower is not currently experiencing financial difficulty, then the loan is no longer classified as a TDR in the quarter following the modification. Management evaluates loans where there is a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower for purposes of estimating the allowance for credit losses.

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. Under Section 4013 of the CARES Act, loan modifications that qualify for such suspension are those where the borrower was not more than 30 days past due as of December 31, 2019. In addition, the loan modification being made in response to the COVID-19 pandemic must include a deferral or delay in the payment of principal or interest, or change in the interest rate on the loan. In March 2020, various regulatory agencies, including the FRB and the FDIC, issued an interagency statement, effective immediately, on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The relief related to TDRs expired on January 1, 2022. See Note 3 for further discussion.

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

Tax credit real estate:  Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all which are affordable housing projects as of December 31, 2021.  The Bank has a 99% or greater limited partnership interest in each limited partnership.  The investment in each was completed after the projects had been developed by the general partner.  The Company evaluates the recoverability of the carrying value on a regular basis.  If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense.  Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets.  Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if an allowance for credit losses is necessary. The allowance for credit losses is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, the allowance for credit losses would be established with a charge to credit loss expense. There were no indications of impairment based on management's evaluation and therefore no allowance for credit losses was determined necessary as of December 31, 2021.

Property and equipment:  Property and equipment is stated at cost less accumulated depreciation.  Depreciation is computed using primarily declining-balance methods over the estimated useful lives of 7-40 years for buildings and improvements and 3-10 years for furniture and equipment.

Deferred income taxes:  Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Interest and penalties on unrecognized tax benefits are classified as other noninterest expense.  As of December 31, 2021, the Company had no material unrecognized tax benefits.

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

Derivative financial instruments:  The Bank uses interest rate swaps as part of its interest rate risk management.  Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815 establishes accounting and reporting standards for derivative instruments and hedging activities.  The Bank records all interest rate swaps on the balance sheet at fair value.  Derivatives used to hedge the exposure to variability in expected future cash flows are considered cash flow hedges.  To qualify for hedge accounting, the Bank must comply with the detailed rules and documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of the hedging relationship. As of December 31, 2021 and 2020, the Bank did not have any outstanding interest rate swaps.

For derivatives designated as cash flow hedges, the changes in the fair value of the derivatives is initially reported in other comprehensive income and subsequently reclassified to interest income or expense when the hedged transaction affects

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table presents calculations of earnings per share:

	Year Ended December 31,
	2021	2020	2019
	(Amounts In Thousands, except share and per share data)
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	9,330,995	9,351,694	9,336,441
Weighted average number of net shares (redeemed) issued	(23,793)	17,571	19,304
Weighted average shares outstanding (basic)	9,307,202	9,369,265	9,355,745
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	3,660	3,640	4,035
Weighted average number of shares (diluted)	9,310,862	9,372,905	9,359,780
Net income	$48,085	$38,647	$45,318
Earnings per share:
Basic	$5.16	$4.12	$4.85
Diluted	$5.16	$4.12	$4.85

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

Effect of New Financial Accounting Standards

Accounting guidance adopted in 2021

On January 1, 2021, the Company adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the recognition of the allowance for credit losses be estimated using the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet (OBS) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounting guidance pending adoption as of December 31, 2021

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40), Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in this ASU affect entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. An entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option to compensate for goods or services in accordance with the guidance in Topic 718, Compensation-Stock Compensation. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The adoption of the ASU by the Company on January 1, 2022 is not expected to have a material impact on the financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 815) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this Update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. An entity should apply the amendments prospectively to business combinations occurring on or after the effective date of the amendments. The Company is in the process of evaluating the impact of this ASU on the financial statements.

Note 2.Investment Securities

The carrying values of investment securities at December 31, 2021 and December 31, 2020 are summarized in the following table (Amounts in Thousands):

	December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$243,925	44.24%	$148,646	36.40%
Other securities (FHLB, FHLMC and FNMA)	34,467	6.25%	35,160	8.61%
State and political subdivisions	263,516	47.80%	224,566	54.99%
Mortgage-backed securities and collateralized mortgage obligations	9,446	1.71%	—	—%
Total securities available for sale	$551,354	100.00%	$408,372	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity. Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of December 31, 2021 and 2020, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. The Company had no securities designated as trading or held to maturity in its portfolio at December 31, 2021 or 2020.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of available-for-sale securities and their approximate fair values were as follows (Amounts in Thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
December 31, 2021:
U.S. Treasury	$244,192	$2,011	$(2,278)	$—	$243,925
Other securities (FHLB, FHLMC and FNMA)	35,353	—	(886)	—	34,467
State and political subdivisions	260,266	4,420	(1,170)	—	263,516
Mortgage-backed securities and collateralized mortgage obligations	9,575	—	(129)	—	9,446
Total	$549,386	$6,431	$(4,463)	$—	$551,354
December 31, 2020:
U.S. Treasury	$143,467	$5,179	$—	$—	$148,646
Other securities (FHLB, FHLMC and FNMA)	35,195	35	(70)	—	35,160
State and political subdivisions	218,008	6,674	(116)	—	224,566
Total	$396,670	$11,888	$(186)	$—	$408,372

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at December 31, 2021, were as follows (Amounts in Thousands).

	Amortized Cost	Fair Value
Due in one year or less	$68,862	$69,235
Due after one year through five years	308,895	309,142
Due after five years through ten years	113,536	115,364
Due over ten years	48,518	48,167
	$539,811	$541,908
Mortgage-backed securities and collateralized mortgage obligations	9,575	9,446
	$549,386	$551,354

Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the above summary.

As of December 31, 2021, investment securities with a carrying value of $10.03 million were pledged to collateralize other borrowings. As of December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	December 31, 2021	December 31, 2020
Sales proceeds	$—	$313
Gross realized gains	—	10
Gross realized losses	—	—

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and 2020 (Amounts in Thousands):

	Less than 12 months				12 months or more				Total
2021
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	55	$136,867	$(2,203)	1.61%	1	$2,416	$(75)	3.10%	56	$139,283	$(2,278)	1.64%
Other securities (FHLB, FHLMC and FNMA)	5	12,484	(303)	2.43%	9	21,984	(583)	2.65%	14	34,468	(886)	2.57%
State and political subdivisions	231	70,542	(1,055)	1.50%	14	9,248	(115)	1.24%	245	79,790	(1,170)	1.47%
Mortgage-backed securities and collateralized mortgage obligations	4	9,446	(129)	1.37%	—	—	—	—%	4	9,446	(129)	1.37%
	295	$229,339	(3,690)	1.61%	24	$33,648	$(773)	2.30%	319	$262,987	$(4,463)	1.70%

	Less than 12 months				12 months or more				Total
2020
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	—	$—	$—	—%	—	$—	$—	—%	—	$—	$—	—%
Other securities (FHLB, FHLMC and FNMA)	8	20,019	(70)	0.35%	—	—	—	—%	8	20,019	(70)	0.35%
State and political subdivisions	35	14,168	(110)	0.78%	4	370	(6)	1.62%	39	14,538	(116)	0.80%
	43	$34,187	$(180)	0.53%	4	$370	$(6)	1.62%	47	$34,557	$(186)	0.54%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments. None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest. The unrealized losses are due to changes in interest rates. The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table. Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of December 31, 2021. The fair value is expected to recover as the securities approach maturity. The U.S. Treasury and other securities are issued and guaranteed by U.S. government-sponsored entities and agencies. The mortgage-backed securities and collateralized mortgage obligations have implied U.S. government guarantees of the agency securities. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of December 31, 2021.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3.Loans

Classes of loans are as follows:

	December 31,
	2021	2020
	(Amounts In Thousands)
Agricultural	$106,933	$94,842
Commercial and financial	222,002	286,242
Real estate:
Construction, 1 to 4 family residential	80,486	71,117
Construction, land development and commercial	127,021	111,913
Mortgage, farmland	232,744	247,142
Mortgage, 1 to 4 family first liens	909,564	892,089
Mortgage, 1 to 4 family junior liens	114,342	127,833
Mortgage, multi-family	382,792	374,014
Mortgage, commercial	401,377	417,139
Loans to individuals	32,687	31,325
Obligations of state and political subdivisions	50,285	56,488
	2,660,233	2,710,144
Net unamortized fees and costs	299	938
	2,660,532	2,711,082
Less allowance for credit losses (2021) and loan losses (2020)	35,470	37,070
	$2,625,062	$2,674,012

As of December 31, 2021 and 2020, the Company has outstanding balances of $5.34 million and $86.5 million of loans issued under the Paycheck Protection Program (PPP). For the year ended December 31, 2021, the Company recognized $5.81 million of deferred PPP loan fees in interest income and received forgiveness payments totaling $140.1 million from the SBA. For the year ended December 31, 2020, the Company recognized $2.88 million of PPP loan fees in interest income and has received forgiveness payments totaling $40.4 million from the SBA.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for credit losses, the allowance for credit losses applicable to individually evaluated loans and the related loan balances for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2021
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070
Impact of adopting ASC 326	(328)	298	327	763	522	1,396	(232)	2,746
Charge-offs	(106)	(136)	(3)	(1)	(482)	(265)	(323)	(1,316)
Recoveries	142	1,103	94	25	964	263	152	2,743
Credit loss (benefit) expense	45	(1,881)	(437)	(1,527)	(1,874)	(311)	212	(5,773)
Ending balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470
Ending balance, individually evaluated for credit losses	$1	$189	$124	$—	$49	$1	$20	$384
Ending balance, collectively evaluated for credit losses	$2,260	$4,080	$2,176	$3,433	$11,449	$10,497	$1,191	$35,086
Loan balances:
Ending balance	$106,933	$222,002	$207,507	$232,744	$1,023,906	$784,169	$82,972	$2,660,233
Ending balance, individually evaluated for credit losses	$788	$2,062	$603	$1,277	$6,187	$5,696	$20	$16,633
Ending balance, collectively evaluated for credit losses	$106,145	$219,940	$206,904	$231,467	$1,017,719	$778,473	$82,952	$2,643,600

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2020
Allowance for loan losses:
Beginning balance	$2,400	$4,988	$2,599	$3,950	$10,638	$7,859	$1,326	$33,760
Charge-offs	(43)	(1,425)	(43)	(1)	(738)	(291)	(381)	(2,922)
Recoveries	63	670	118	10	784	49	180	1,874
Provision	88	652	(355)	214	1,684	1,798	277	4,358
Ending balance	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070
Ending balance, individually evaluated for impairment	$86	$411	$7	$—	$93	$14	$51	$662
Ending balance, collectively evaluated for impairment	$2,422	$4,474	$2,312	$4,173	$12,275	$9,401	$1,351	$36,408
Loan balances:
Ending balance	$94,842	$286,242	$183,030	$247,142	$1,019,922	$791,153	$87,813	$2,710,144
Ending balance, individually evaluated for impairment	$1,543	$2,191	$1,266	$2,061	$7,417	$6,200	$51	$20,729
Ending balance, collectively evaluated for impairment	$93,299	$284,051	$181,764	$245,081	$1,012,505	$784,953	$87,762	$2,689,415

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2019
Allowance for loan losses:
Beginning balance	$2,789	$5,826	$3,292	$3,972	$12,516	$8,165	$1,250	$37,810
Charge-offs	(266)	(981)	(45)	(6)	(896)	(341)	(434)	(2,969)
Recoveries	95	646	8	5	700	180	165	1,799
Provision	(218)	(503)	(656)	(21)	(1,682)	(145)	345	(2,880)
Ending balance	$2,400	$4,988	$2,599	$3,950	$10,638	$7,859	$1,326	$33,760
Ending balance, individually evaluated for impairment	$87	$792	$—	$—	$111	$1	$93	$1,084
Ending balance, collectively evaluated for impairment	$2,313	$4,196	$2,599	$3,950	$10,527	$7,858	$1,233	$32,676
Loan balances:
Ending balance	$91,317	$221,323	$188,619	$242,730	$1,059,969	$752,942	$82,204	$2,639,104
Ending balance, individually evaluated for impairment	$1,730	$2,742	$421	$4,081	$8,670	$3,188	$93	$20,925
Ending balance, collectively evaluated for impairment	$89,587	$218,581	$188,198	$238,649	$1,051,299	$749,754	$82,111	$2,618,179

Changes in the allowance for credit losses for off-balance sheet credit exposures for the year ended December 31, 2021 were as follows:

	Year Ended December 31, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance, prior to adoption of ASC 326	$—	$—	$—	$—	$—	$—	$—	$—
Impact of adopting ASC 326	385	1,585	736	180	471	212	15	3,584
Credit loss (benefit) expense	(2)	(467)	113	(67)	323	347	19	266
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$383	$1,118	$849	$113	$794	$559	$34	$3,850

Credit loss (benefit) expense for off-balance sheet credit exposures is included in credit loss (benefit) expense on the consolidated statement of income for the year ended December 31, 2021.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Special Mention – Special mention rated loans are supported by a marginal payment capacity and are marginally protected by collateral.  There are identified weaknesses that if not monitored and corrected may adversely affect the Company’s credit position.  A special mention credit would typically have a weakness in one of the general categories (cash flow, collateral position or payment history) but not in all categories. Potential indicators of a special mention would include past due payments, overdrafts, management issues, poor financial performance, industry issues, or the need for additional short-term borrowing. The ability to continue to make payments is in question; there are “red flags” such as past due payments, non-

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
revolving credit lines, overdrafts, and the inability to sell assets. The borrower is experiencing delinquent taxes, legal issues, etc., obtaining financial information has become a challenge, collateral coverage is marginal at best, and the value and condition could be brought into question. Collateral document deficiencies have been noted and if not addressed, could become material. Guarantors provide minimal support for this relationship. The credit may include an action plan or follow up established in the asset quality process. There is a change in the borrower’s communication pattern. Industry issues may be impacting the relationship. Adverse credit scores or history of payment deficiencies could be noted.

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

The following tables present the credit quality indicators and origination years by type of loan in each category as of December 31, 2021 (amounts in thousands):

	Agricultural
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$762	$213	$30	$10	$—	$—	$2,312	$3,327
Good	1,799	1,767	603	46	52	26	7,593	11,886
Satisfactory	10,335	6,404	1,476	1,770	403	66	26,285	46,739
Monitor	8,125	5,017	998	765	164	253	23,995	39,317
Special Mention	1,662	11	85	—	7	—	2,807	4,572
Substandard	592	69	203	—	—	—	228	1,092
Total	$23,275	$13,481	$3,395	$2,591	$626	$345	$63,220	$106,933

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial and Financial
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$965	$924	$4	$235	$31	$—	$3,391	$5,550
Good	13,722	5,570	1,105	1,086	276	1,494	20,709	43,962
Satisfactory	44,964	20,847	7,684	3,582	2,106	331	41,832	121,346
Monitor	18,337	8,019	3,591	1,123	297	416	13,368	45,151
Special Mention	603	525	353	70	102	4	174	1,831
Substandard	1,092	670	266	54	92	—	1,988	4,162
Total	$79,683	$36,555	$13,003	$6,150	$2,904	$2,245	$81,462	$222,002

	Real Estate: Construction, 1 to 4 Family Residential
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	212	—	—	—	—	—	18,755	18,967
Satisfactory	7,457	94	—	—	—	—	42,988	50,539
Monitor	1,307	—	—	—	—	—	9,187	10,494
Special Mention	—	—	—	—	—	—	374	374
Substandard	111	—	—	—	—	—	1	112
Total	$9,087	$94	$—	$—	$—	$—	$71,305	$80,486

	Real Estate: Construction, Land Development and Commercial
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$5,079	$—	$—	$—	$143	$4	$—	$5,226
Good	3,294	1,200	—	—	153	242	12,678	17,567
Satisfactory	22,907	4,354	2,356	263	1,081	21	40,048	71,030
Monitor	5,694	547	7	38	74	—	18,832	25,192
Special Mention	—	—	—	—	—	—	—	—
Substandard	7,515	298	193	—	—	—	—	8,006
Total	$44,489	$6,399	$2,556	$301	$1,451	$267	$71,558	$127,021

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Mortgage, Farmland
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$3,568	$124	$60	$80	$41	$134	$4,007
Good	17,827	14,308	2,144	2,460	5,932	3,929	3,844	50,444
Satisfactory	51,639	35,616	4,689	8,358	6,745	8,339	8,242	123,628
Monitor	8,532	16,925	5,518	3,901	2,154	4,866	5,695	47,591
Special Mention	4,031	288	—	—	298	190	—	4,807
Substandard	1,283	447	291	47	—	199	—	2,267
Total	$83,312	$71,152	$12,766	$14,826	$15,209	$17,564	$17,915	$232,744

	Real Estate: Mortgage, 1 to 4 Family First Liens
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$462	$914	$427	$19	$149	$404	$1	$2,376
Good	9,598	12,300	3,124	3,443	3,091	10,943	2,496	44,995
Satisfactory	233,412	189,247	69,037	65,201	60,906	118,608	8,443	744,854
Monitor	24,908	33,863	5,038	6,527	7,273	12,203	4,066	93,878
Special Mention	1,682	3,422	887	962	1,051	3,168	—	11,172
Substandard	1,571	1,261	1,129	1,609	576	6,142	1	12,289
Total	$271,633	$241,007	$79,642	$77,761	$73,046	$151,468	$15,007	$909,564

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$13	$—	$—	$—	$—	$6	$19
Good	193	611	96	—	108	482	1,374	2,864
Satisfactory	13,684	10,116	5,854	7,309	5,230	6,053	55,496	103,742
Monitor	326	1,233	70	365	140	281	2,801	5,216
Special Mention	103	489	35	56	42	110	142	977
Substandard	77	209	79	441	74	99	545	1,524
Total	$14,383	$12,671	$6,134	$8,171	$5,594	$7,025	$60,364	$114,342

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Mortgage, Multi-Family
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$2,539	$4,513	$—	$—	$—	$701	$—	$7,753
Good	16,931	35,396	1,555	—	—	9,289	—	63,171
Satisfactory	107,192	69,287	13,635	2,030	1,561	14,660	14,764	223,129
Monitor	26,088	35,886	176	—	131	1,584	5,669	69,534
Special Mention	640	—	820	—	—	—	—	1,460
Substandard	12,186	—	—	—	—	5,559	—	17,745
Total	$165,576	$145,082	$16,186	$2,030	$1,692	$31,793	$20,433	$382,792

	Real Estate: Mortgage, Commercial
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$597	$16,781	$—	$—	$3,313	$350	$1	$21,042
Good	20,143	36,773	2,619	1,356	3,811	7,085	9,812	81,599
Satisfactory	75,040	52,653	14,727	12,091	9,707	17,398	16,333	197,949
Monitor	18,664	49,774	3,923	2,202	3,037	8,461	3,387	89,448
Special Mention	5,791	795	303	—	554	337	—	7,780
Substandard	1,528	1,721	—	208	—	102	—	3,559
Total	$121,763	$158,497	$21,572	$15,857	$20,422	$33,733	$29,533	$401,377

	Loans to Individuals
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	—	—	67	21	5	—	1	94
Satisfactory	12,162	5,606	2,212	967	141	10,867	57	32,012
Monitor	200	160	15	46	3	—	1	425
Special Mention	37	32	29	4	—	—	1	103
Substandard	12	24	12	—	1	3	1	53
Total	$12,411	$5,822	$2,335	$1,038	$150	$10,870	$61	$32,687

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Obligations of State and Political Subdivisions
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$6,076	$—	$6,076
Good	—	1,984	—	—	—	9,051	—	11,035
Satisfactory	1,009	2,034	1,551	706	11,557	3,634	9,400	29,891
Monitor	—	933	203	249	—	1,898	—	3,283
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$1,009	$4,951	$1,754	$955	$11,557	$20,659	$9,400	$50,285

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the credit quality indicators by type of loans in each category as of December 31, 2020:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
	(Amounts In Thousands)
2020
Grade:
Excellent	$3,761	$9,024	$—	$227
Good	12,369	62,310	13,675	15,187
Satisfactory	42,015	144,999	41,616	64,301
Monitor	29,381	56,439	13,654	23,368
Special Mention	5,143	8,258	1,857	7,137
Substandard	2,173	5,212	315	1,693
Total	$94,842	$286,242	$71,117	$111,913

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi-family
2020
Grade:
Excellent	$5,706	$2,303	$204	$14,650
Good	41,878	47,233	3,707	57,281
Satisfactory	129,210	701,273	115,731	197,493
Monitor	61,298	114,207	5,153	70,885
Special Mention	6,074	12,890	1,307	15,374
Substandard	2,976	14,183	1,731	18,331
Total	$247,142	$892,089	$127,833	$374,014

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
2020
Grade:
Excellent	$26,940	$1	$6,752	$69,568
Good	92,699	145	13,094	359,578
Satisfactory	196,310	30,487	26,571	1,690,006
Monitor	77,125	479	9,924	461,913
Special Mention	19,731	127	147	78,045
Substandard	4,334	86	—	51,034
Total	$417,139	$31,325	$56,488	$2,710,144

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Past due loans as of December 31, 2021 and 2020 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2021
Agricultural	$41	$—	$219	$260	$106,673	$106,933	$6
Commercial and financial	300	537	468	1,305	220,697	222,002	91
Real estate:
Construction, 1 to 4 family residential	276	—	—	276	80,210	80,486	—
Construction, land development and commercial	194	66	96	356	126,665	127,021	—
Mortgage, farmland	503	362	—	865	231,879	232,744	—
Mortgage, 1 to 4 family first liens	5,085	864	2,481	8,430	901,134	909,564	104
Mortgage, 1 to 4 family junior liens	246	41	124	411	113,931	114,342	—
Mortgage, multi-family	640	—	—	640	382,152	382,792	—
Mortgage, commercial	466	—	829	1,295	400,082	401,377	—
Loans to individuals	177	26	5	208	32,479	32,687	—
Obligations of state and political subdivisions	394	—	—	394	49,891	50,285	—
	$8,322	$1,896	$4,222	$14,440	$2,645,793	$2,660,233	$201

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2020
Agricultural	$438	$—	$629	$1,067	$93,775	$94,842	$111
Commercial and financial	867	195	140	1,202	285,040	286,242	20
Real estate:
Construction, 1 to 4 family residential	190	—	536	726	70,391	71,117	536
Construction, land development and commercial	—	—	—	—	111,913	111,913	—
Mortgage, farmland	279	28	—	307	246,835	247,142	—
Mortgage, 1 to 4 family first liens	4,969	1,342	2,486	8,797	883,292	892,089	342
Mortgage, 1 to 4 family junior liens	436	21	155	612	127,221	127,833	47
Mortgage, multi-family	—	—	—	—	374,014	374,014	—
Mortgage, commercial	783	—	461	1,244	415,895	417,139	—
Loans to individuals	218	59	4	281	31,044	31,325	—
Obligations of state and political subdivisions	—	—	—	—	56,488	56,488	—
	$8,180	$1,645	$4,411	$14,236	$2,695,908	$2,710,144	$1,056

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Accruing loans past due 90 days or more decreased $0.86 million from December 31, 2020 to December 31, 2021.  As of December 31, 2021 and 2020, accruing loans past due 90 days or more were 0.01% and 0.04% of total loans, respectively.  The average balance of the accruing loans past due 90 days or more decreased in 2021 as compared to 2020.  The average 90 days or more past due accruing loan balance per loan was $0.03 million as of December 31, 2021 compared to $0.09 million as of December 31, 2020.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized.   Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain nonaccrual and TDR loan information by loan type at December 31, 2021 and 2020 was as follows:

	December 31, 2021				December 31, 2020
	Nonaccrual loans (1)	Interest income recognized on non-accrual	Accruing loans past due 90 days or more	TDR loans	Nonaccrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)				(Amounts In Thousands)
Agricultural	$221	$—	$6	$374	$1,252	$111	$85
Commercial and financial	707	—	91	1,085	479	20	1,263
Real estate:
Construction, 1 to 4 family residential	111	—	—	—	315	536	—
Construction, land development and commercial	290	—	—	202	204	—	211
Mortgage, farmland	251	—	—	1,206	446	—	1,616
Mortgage, 1 to 4 family first liens	4,685	—	104	1,364	4,331	342	1,751
Mortgage, 1 to 4 family junior liens	200	—	—	20	193	47	20
Mortgage, multi-family	—	—	—	1,460	79	—	1,695
Mortgage, commercial	2,026	—	—	2,210	1,550	—	3,610
Loans to individuals	—	—	—	—	—	—	—
	$8,491	$—	$201	$7,921	$8,849	$1,056	$10,251

(1)There were $2.28 million and $2.97 million of TDR loans included within nonaccrual loans as of December 31, 2021 and 2020, respectively.

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

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. As of December 31, 2021, the total amount of the eligible loans in deferral (deferral of principal and/or interest) that met the requirements set forth under the CARES Act and therefore were not considered TDRs was 16 loans, totaling $9.4 million. As of December 31, 2020, there were 13 loans, totaling $9.4 million that met the requirements and were not considered TDRs.

Throughout 2020, COVID-19 related payment deferrals provided for customers totaled approximately 14.82% of total loans. As of December 31, 2021 and 2020, COVID-19 related payment deferrals were approximately 0.12% and 1.20% of total loans, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Below is a summary of information for TDR loans as of December 31, 2021 and 2020:

	December 31, 2021
	Number of contracts	Recorded investment	Commitments outstanding
		(Dollar Amounts In Thousands)
Agricultural	4	$586	$—
Commercial and financial	12	1,116	60
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	1	202	—
Mortgage, farmland	5	1,409	—
Mortgage, 1 to 4 family first liens	14	1,441	—
Mortgage, 1 to 4 family junior liens	1	20	—
Mortgage, multi-family	2	1,460	—
Mortgage, commercial	11	3,963	—
Loans to individuals	—	—	—
	50	$10,197	$60

	December 31, 2020
	Number of contracts	Recorded investment	Commitments outstanding
		(Dollar Amounts In Thousands)
Agricultural	6	$1,028	$—
Commercial and financial	17	1,743	35
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	1	211	4
Mortgage, farmland	6	2,009	—
Mortgage, 1 to 4 family first liens	17	1,898	—
Mortgage, 1 to 4 family junior liens	1	20	—
Mortgage, multi-family	2	1,695	—
Mortgage, commercial	13	4,621	—
Loans to individuals	—	—	—
	63	$13,225	$39

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of TDR loans that were modified during the year ended December 31, 2021 and 2020 was as follows:

	December 31, 2021
	Number of Contracts	Pre-modification recorded investment	Post-modification recorded investment
		( Dollar Amounts In Thousands)
Agricultural	1	$178	$178
Commercial and financial	—	—	—
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	—	—	—
Mortgage, farmland	1	319	319
Mortgage, 1 to 4 family first liens	4	112	112
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	—	—	—
Mortgage, commercial	1	232	232
Loans to individuals	—	—	—
	7	$841	$841

	December 31, 2020
	Number of Contracts	Pre-modification recorded investment	Post-modification recorded investment
		( Dollar Amounts In Thousands)
Agricultural	2	$93	$93
Commercial and financial	7	623	623
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	—	—	—
Mortgage, farmland	—	—	—
Mortgage, 1 to 4 family first liens	6	283	283
Mortgage, 1 to 4 family junior liens	1	20	20
Mortgage, multi-family	—	—	—
Mortgage, commercial	7	3,635	3,635
Loans to individuals	—	—	—
	23	$4,654	$4,654
.

The Company has allocated $0.01 million of allowance for TDR loans and the Company had commitments to lend $0.06 million in additional borrowings to restructured loan customers as of December 30, 2021. The Company allocated $0.25 million of allowance for TDR loans and had commitments to lend $0.04 million in additional borrowings to restructured loan customers as of December 31, 2020. These commitments were in the normal course of business. The additional borrowings were not used to facilitate payments on these loans. The modifications of the terms of loans performed during the years ended December 31, 2021 and 2020 included extensions of the maturity date.

There were no TDR loans modified that were in payment default (defined as past due 90 days or more) during the years ended December 31, 2021 and 2020.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
December 31, 2021
Agricultural	$734	$—	$54	$—	$788	$1
Commercial and financial	1,951	—	111	—	2,062	189
Real estate:
Construction, 1 to 4 family residential	111	—	—	—	111	111
Construction, land development and commercial	492	—	—	—	$492	13
Mortgage, farmland	1,277	—	—	—	1,277	—
Mortgage, 1 to 4 family first liens	5,967	—	—	—	$5,967	31
Mortgage, 1 to 4 family junior liens	220	—	—	—	220	18
Mortgage, multi-family	1,460	—	—	—	$1,460	—
Mortgage, commercial	4,236	—	—	—	4,236	1
Loans to individuals	20	—	—	—	$20	20
Obligations of state and political subdivisions	—	—	—	—	—	—
	$16,468	$—	$165	$—	$16,633	$384

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-ASC 326 (CECL) adoption impaired loan information as of December 31, 2020 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2020
With no related allowance recorded:
Agricultural	$1,337	$1,928	$—	$1,518	$24
Commercial and financial	1,520	2,907	—	2,054	85
Real estate:
Construction, 1 to 4 family residential	315	337	—	475	—
Construction, land development and commercial	415	421	—	420	13
Mortgage, farmland	2,061	2,598	—	3,008	120
Mortgage, 1 to 4 family first liens	6,253	8,013	—	6,578	108
Mortgage, 1 to 4 family junior liens	108	350	—	134	—
Mortgage, multi-family	1,773	1,898	—	1,795	80
Mortgage, commercial	4,124	4,960	—	4,315	126
Loans to individuals	—	47	—	—	—
	$17,906	$23,459	$—	$20,297	$556
With an allowance recorded:
Agricultural	$206	$206	$86	$141	$14
Commercial and financial	671	724	411	755	27
Real estate:
Construction, 1 to 4 family residential	536	536	7	486	24
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	—	—	—	—	—
Mortgage, 1 to 4 family first liens	924	975	56	955	25
Mortgage, 1 to 4 family junior liens	132	158	37	149	2
Mortgage, multi-family	—	—	—	—	—
Mortgage, commercial	303	304	14	306	3
Loans to individuals	51	51	51	53	3
	$2,823	$2,954	$662	$2,845	$98
Total:
Agricultural	$1,543	$2,134	$86	$1,659	$38
Commercial and financial	2,191	3,631	411	2,809	112
Real estate:
Construction, 1 to 4 family residential	851	873	7	961	24
Construction, land development and commercial	415	421	—	420	13
Mortgage, farmland	2,061	2,598	—	3,008	120
Mortgage, 1 to 4 family first liens	7,177	8,988	56	7,533	133
Mortgage, 1 to 4 family junior liens	240	508	37	283	2
Mortgage, multi-family	1,773	1,898	—	1,795	80
Mortgage, commercial	4,427	5,264	14	4,621	129
Loans to individuals	51	98	51	53	3
	$20,729	$26,413	$662	$23,142	$654

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information regarding impaired loans as of and for the year ended December 31, 2019 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2019
With no related allowance recorded:
Agricultural	$1,596	$2,157	$—	$1,785	$37
Commercial and financial	1,340	2,220	—	1,617	64
Real estate:
Construction, 1 to 4 family residential	101	144	—	106	—
Construction, land development and commercial	320	336	—	324	18
Mortgage, farmland	4,081	4,613	—	4,144	157
Mortgage, 1 to 4 family first liens	7,157	9,015	—	6,822	51
Mortgage, 1 to 4 family junior liens	—	246	—	—	—
Mortgage, multi-family	1,816	1,930	—	1,873	83
Mortgage, commercial	1,302	1,852	—	1,364	26
Loans to individuals	—	14	—	—	—
	$17,713	$22,527	$—	$18,035	$436
With an allowance recorded:
Agricultural	$134	$134	$87	$287	$17
Commercial and financial	1,402	1,539	792	1,510	83
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	—	—	—	—	—
Mortgage, 1 to 4 family first liens	1,280	1,501	64	1,318	29
Mortgage, 1 to 4 family junior liens	233	233	47	239	6
Mortgage, multi-family	—	—	—	—	—
Mortgage, commercial	70	70	1	73	4
Loans to individuals	93	93	93	62	2
	$3,212	$3,570	$1,084	$3,489	$141
Total:
Agricultural	$1,730	$2,291	$87	$2,072	$54
Commercial and financial	2,742	3,759	792	3,127	147
Real estate:
Construction, 1 to 4 family residential	101	144	—	106	—
Construction, land development and commercial	320	336	—	324	18
Mortgage, farmland	4,081	4,613	—	4,144	157
Mortgage, 1 to 4 family first liens	8,437	10,516	64	8,140	80
Mortgage, 1 to 4 family junior liens	233	479	47	239	6
Mortgage, multi-family	1,816	1,930	—	1,873	83
Mortgage, commercial	1,372	1,922	1	1,437	30
Loans to individuals	93	107	93	62	2
	$20,925	$26,097	$1,084	$21,524	$577

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Post-ASC 326 CECL Adoption:
The changes in the ACL in 2021 compared to December 31, 2020 is the result of the following factors: $2.75 million increase upon adoption of ASC 326 (CECL) on January 1, 2021; changes after adoption for the year ended December 31, 2021 include improvements in the economic factor forecasts, primarily Iowa unemployment, used in the ACL calculation which resulted in a decrease of $2.46 million; decrease in loan volume which resulted in a decrease of $0.37 million; changes in prepayment and curtailment rates resulting in a decrease of $0.03 million; decreases in historical loss rates along with net recoveries resulting in a decrease of $2.00 million; decreases in the individually analyzed loans reserve of $0.25 million; and increases in qualitative factors determined necessary by management which resulted in an increase of $0.76 million.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans decreased $4.10 million from December 31, 2020 to December 31, 2021.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 0.63% of loans held for investment as of December 31, 2021 and 0.76% as of December 31, 2020.  The decrease in collateral-dependent loans is due to a decrease of $0.55 million in loans with a specific reserve, a decrease in nonaccrual loans of $0.36 million, a decrease in 90 days or more accruing loans of $0.86 million and a decrease in TDR loans of $2.33 million from December 31, 2020 to December 30, 2021. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

The Company regularly reviews a substantial portion of the loans in the portfolio and assesses whether the loans share common risk characteristics for which expected credit loss is measured on a pool basis or if the loans do not share common risk characteristics and therefore expected credit loss is measured on an individual loan basis.  If the loans are assessed for credit losses on an individual basis, the Company determines if a specific allowance is appropriate.  In addition, the Company's management also reviews and, where determined necessary, provides allowances for particular loans based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk, including loans that have been restructured or where a TDR is reasonably possible.  Loans that are determined not to be collateral-dependent and for which there are no specific allowances are classified into one or more risk categories and expected credit loss is measured on a pool basis. See Note 1 Effect of New Financial Accounting Standards for further discussion of the allowance for credit losses for loans held for investment.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Company’s loss experience with the type of property in question.  Any information utilized in addition to the appraisal is intended to identify additional charge-offs or provisions, not to override the appraised value.

Loans that exhibit probable or observed credit weaknesses, as well as loans that have been modified in a TDR, are subject to individual review for credit losses. When individual loans are reviewed for credit loss, the Company determines allowances based on management's estimate of the borrower's ability to repay the loan given the availability of the collateral, other sources of cash flow, as well as evaluation of legal options available. The allowance for credit losses on individually evaluated loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.Property and Equipment

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,
	2021	2020
	(Amounts In Thousands)
Land	$11,266	$11,266
Buildings and improvements	38,041	37,512
Furniture and equipment	40,989	40,053
	90,296	88,831
Less accumulated depreciation	56,006	52,953
Net	$34,290	$35,878

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

For the years ended December 31, 2021 and 2020, total operating lease expense was $0.59 million and $0.56 million, respectively, and is included in occupancy expenses in the consolidated statement of income. Included in this were $0.51 million and $0.47 million of operating lease costs, respectively, $0.03 million and $0.03 million of short term lease costs, respectively, and $0.05 million and $0.06 million of variable lease costs, respectively.
For the years ended December 31, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $0.51 million and $0.47 million, respectively, and right-of-use assets obtained in exchange for lease obligations was none and $0.05 million, respectively.
As of December 31, 2021 and 2020, operating lease right-of-use assets included in other assets were $2.47 million and $2.86 million, respectively. Operating lease liabilities included in other liabilities were $2.53 million and $2.91 million, respectively. The weighted average remaining lease term for operating leases was 9.94 years and 10.27 years, respectively, and the weighted average discount rate for operating leases was 3.49% and 3.45%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2022	464
2023	317
2024	250
2025	253
2026	257
Thereafter	1,499
Total lease payments	3,040
Less imputed interest	(507)
Total operating lease liabilities	$2,533

Note 6.Interest - Bearing Deposits

A summary of these deposits is as follows:

	December 31,
	2021	2020
	(Amounts In Thousands)
NOW and other demand	$964,730	$801,550
Savings	1,338,910	1,161,324
Time, $250,000 and over	88,517	114,260
Other time	508,736	583,244
	$2,900,893	$2,660,378

Brokered deposits totaled $51.59 million and $74.08 million as of December 31, 2021 and 2020, respectively, with an average interest rate of 0.36% and 0.34% as of December 31, 2021 and 2020, respectively. As of December 31, 2021, brokered deposits of $51.59 million are included in savings deposits.  At December 31, 2020, brokered deposits of $74.08 million were included in savings deposits.

Time deposits have a maturity as follows:

	December 31,
	2021	2020
	(Amounts In Thousands)
Due in one year or less	$320,764	$307,962
Due after one year through two years	174,043	190,763
Due after two years through three years	63,193	150,275
Due after three years through four years	23,108	39,089
Due over four years	16,145	9,415
	$597,253	$697,504

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.Federal Home Loan Bank Borrowings

As of December 31, 2021 and 2020, the borrowings were as follows:

	2021	2020
(Effective interest rates as of December 31, 2021)	(Amounts In Thousands)
Due 2025, 2.81% to 2.94%	—	45,000
Due 2026, 2.52% to 2.86%	—	30,000
Due 2027, 2.76% to 2.95%	—	30,000
	$—	$105,000

On December 21, 2021 the Company paid the remaining $105.00 million in FHLB Borrowings due in 2025 through 2027. Fees incurred with the 2021 prepayments were $7.69 million and were recorded in other noninterest expenses.

On November 9, 2020 the Company paid $25.00 million in FHLB Borrowings due in 2020. On December 30, 2020 the Company paid $25.00 million in FHLB Borrowings that were due in 2023, $15.00 million in FHLB Borrowings due in 2024 and $15.00 million in FHLB Borrowings due in 2025. Fees incurred with the 2020 prepayments were $2.53 million and recorded in other noninterest expenses.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $4.55 million and $8.17 million at December 31, 2021 and 2020, respectively.  Collateral is provided by the Company’s 1 to 4 family mortgage loans totaling none at December 31, 2021 and $141.75 million at December 31, 2020.  The Company has the ability to borrow against agricultural real estate, commercial real estate and multi-family loans totaling $300.93 million as of December 31, 2021 and $315.86 million as of December 31, 2020 and there was $0 borrowed against this collateral as of December 31, 2021 or 2020.

Note 8.Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	December 31,
	2021	2020
	(amounts in thousands)
Net unrealized gain on available-for-sale securities	$1,968	$11,702
Net unrealized loss on derivatives used for cash flow hedges	—	—
Tax effect	(491)	(2,920)
Net-of-tax amount	$1,477	$8,782

Note 9.Employee Benefit Plans

The Company has an Employee Stock Purchase Plan (the “ESPP”).  For each quarterly offering period, eligible employees can elect to contribute from 1% to 15% of his or her compensation.  The purchase price is the lesser of 90% of the fair market value on the first day of the offering period or the last day of the offering period.  The maximum dollar amount any one employee can elect to contribute in a year is $9,000.  During the year ended December 31, 2021, 7,334 shares of stock were purchased by employees of the Bank through the ESPP.  7,449 shares of stock were purchased by employees of the Bank through the ESPP for the year ended December 31, 2020.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions.  The Company's contribution to the ESOP totaled $1.27 million, $1.27 million and $1.08 million for the years ended December 31, 2021, 2020 and 2019, respectively.  The 2021, 2020 and 2019 discretionary contribution rate was 4.5% of qualified salaries.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value.  To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity.  The Company obtains a quarterly independent appraisal of the shares of stock.  As of December 31, 2021 and 2020, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

	2021	2020
Shares held by the ESOP	735,482	757,262
Fair value per share	$68.00	$62.50
Maximum cash obligation	$50,013,000	$47,329,000

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors.  The Company made a 4.50% or $1.27 million contribution to the profit sharing plan for the year ended December 31, 2021. The Company made a 4.50% or $1.27 million contribution to the profit sharing plan for the year ended December 31, 2020. The Company made a 4.50% or $1.08 million contribution to the profit sharing plan for the year ended December 31, 2019. The Company made matching contributions under its 401(k) plan of $0.26 million in 2021, $0.26 million in 2020, and $0.22 million in 2019 and each such amount is included in salaries and employee benefits expense.

The Company provides a deferred compensation program for executive officers.  This program allows executive officers to elect to defer a portion of their salaried compensation for payment by the Company at a subsequent date.  The executive officers can defer up to 30% of their base compensation and up to 100% of any bonus into the deferral plan.  Any amount so deferred is credited to the executive officer’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferrals and earnings grow tax deferred until withdrawn from the plan.  Earnings credited to the individual’s accounts are recorded as compensation expense when earned.  The deferred compensation liability is recorded in other liabilities and totals $1.94 million and $3.31 million at December 31, 2021 and 2020, respectively.  Expense related to the deferred compensation plan was $0.25 million for 2021, $(0.02) million for 2020 and $0.42 million for 2019 and is included in salaries and employee benefits expense.

The Company also provides a deferred compensation program for its Board of Directors.  Under the plan, each director may elect to defer up to 50% of such director’s cash compensation from retainers and meeting fees for payment by the Company at a subsequent date.  Any amount so deferred is credited to the director’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The director’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferred compensation liability for the directors’ plan is recorded in other liabilities and totaled $4.08 million and $3.78 million at December 31, 2021 and 2020, respectively.  Expense related to the directors’ deferred compensation plan was $0.38 million for 2021, $(0.09) million for 2020 and $0.28 million for 2019 and is included in other noninterest expense.

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

There were no stock options granted in 2021 and 2020 and 5,805 in 2019. The weighted-average fair value of options granted in 2019 was $21.31 per share. The intrinsic value of options exercised was $0.00 million, $0.00 million and $0.06 million for 2021, 2020 and 2019, respectively.

A summary of the stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Balance, December 31, 2018	9,020	$33.30	3.41	250
Granted	5,805
Exercised	(1,800)
Balance, December 31, 2019	13,025	$45.92	5.47	248
Granted	—
Exercised	—
Balance, December 31, 2020	13,025	$45.92	4.47	216
Granted	—
Exercised	—
Balance, December 31, 2021	13,025	$45.92	3.47	$288

Other pertinent information related to the options outstanding at December 31, 2021 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable
33.00	7,220	4 months	7,220
62.00	5,805	89 months	—
	13,025		7,220

As of December 31, 2021, the outstanding options have a weighted-average exercise price of $45.92 per share and a weighted average remaining contractual term of 3.47 years. There was $0.06 million in unrecognized compensation cost for stock options granted under the plan as of December 31, 2021. The cost is expected to be recognized over a weighted-average period of 2.40 years. As of December 31, 2021, the vested options totaled 7,220 shares with a weighted-average exercise price of $33.00 per share.

As of December 31, 2021, 208,543 shares were available for stock options and awards under the 2020 Stock Option and Incentive Plan (2020 Plan).  The 2010 Stock Option and Incentive Plan (2010 Plan) was discontinued upon the approval of the 2020 Plan in April 2020. No stock options or stock awards will be issued from the 2010 Plan after April 2020. The Compensation and Incentive Stock Committee is also authorized to grant awards of restricted common stock. A summary of the restricted stock option activity for the year ended December 31, 2021 is as follows:

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020 Stock Option and Incentive Plan		2010 Stock Option and Incentive Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2020	231,425		22,864
Authorization of shares	—		—
Granted	24,513	$66.01	—	$0.00
Forfeited	1,631	$62.81	6,452	$54.61
Balance, December 31, 2021	208,543		29,316

The Company authorized the issuance of 24,513 shares in 2021, 20,427 shares in 2020, and 23,527 shares in 2019 to certain employees.  The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period.  The expense relating to these awards for the years ended December 31, 2021, 2020 and 2019 was $0.92 million, $0.95 million and $0.96 million, respectively. 12,800, 10,800 and 7,200 shares of the restricted common stock shares awarded in December 31, 2021, 2020 and 2019, are subject to forfeiture upon termination of the employee's employment with the Company within eight years of the award.

Note 10.Income Taxes

Income taxes for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

	2021	2020	2019
	(Amounts In Thousands)
Current:
Federal	$10,383	$9,124	$8,857
State	2,653	2,673	2,391
Deferred:
Federal	757	(417)	1,068
State	214	(103)	233
	$14,007	$11,277	$12,549

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes.  Deferred tax assets and liabilities at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
	(Amounts In Thousands)
Deferred income tax assets:
Allowance for credit losses	$8,849	$9,249
Deferred compensation and unearned restricted stock	2,239	2,401
Allowance for credit losses on off-balance sheet credit exposures	961	—
Accrued expenses	611	589
State net operating loss	1,094	1,011
Gross deferred tax assets	$13,754	$13,250
Valuation allowance	(1,094)	(1,011)
Deferred tax asset, net of valuation allowance	$12,660	$12,239
Deferred income tax liabilities:
Property and equipment	1,852	1,941
Unrealized gains on investment securities	491	2,920
Goodwill	407	407
Prepaid expenses	400	431
Other	385	452
Gross deferred tax liabilities	$3,535	$6,151
Net deferred tax assets	$9,125	$6,088

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry-forwards.  The net operating loss carry-forwards are generated by the Company largely from its investment in tax credit real estate properties.  The Company is required to file a separate Iowa tax return and cannot be consolidated with the Bank.  The net operating loss carry-forwards will expire, if not utilized, between 2022 and 2040.  The Company has recorded a valuation allowance to reduce the deferred tax asset attributable to the net operating loss carry-forwards.  At December 31, 2021 and 2020, the Company believes it is more likely than not that the Iowa net operating loss carry-forwards will not be realized. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance increased by $83,000 and $82,000 for the years ended December 31, 2021 and 2020, respectively.

The net change in the deferred income taxes for the years ended December 31, 2021, 2020 and 2019 is reflected in the consolidated financial statements as follows:

	Year Ended December 31,
	2021	2020	2019
	(Amounts In Thousands)
Consolidated statements of income	$971	$(520)	$1,301
Consolidated statements of stockholders' equity	(4,008)	2,450	1,550
	$(3,037)	$1,930	$2,851

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax expense for the years ended December 31, 2021, 2020 and 2019 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2021		2020		2019
	Amount	% Of Pretax Income	Amount	% Of Pretax Income	Amount	% Of Pretax Income
	(Amounts In Thousands)
Expected tax expense	$13,039	21.0%	$10,484	21.0%	$12,152	20.9%
Tax-exempt interest	(1,176)	(1.9)	(1,219)	(2.4)	(1,201)	(2.1)
Interest expense limitation	50	0.1	79	0.1	109	0.2
State income taxes, net of federal income tax benefit	2,265	3.7	2,030	4.1	2,073	3.5
Income tax credits	(475)	(0.8)	(51)	(0.1)	(531)	(0.9)
Other	304	0.5	(46)	(0.1)	(53)	0.1
	$14,007	22.6%	$11,277	22.6%	$12,549	21.7%

Federal income tax expense for the years ended December 31, 2021, 2020 and 2019 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.  The tax years ended December 31, 2021, 2020, 2019 and 2018, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2021, 2020, 2019 and 2018, remain open for examination.  There were no material unrecognized tax benefits at December 31, 2021 and December 31, 2020.  No interest or penalties on these unrecognized tax benefits has been recorded.  As of December 31, 2021, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve month period ending December 31, 2022.

Note 11.Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial results.  Under capital adequacy guidelines and the regulatory frameworks for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications of the Company and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of capital. Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. A capital conservation buffer of 2.5% of risk-weighted assets was completely phased in beginning January 1, 2019. As of March 31, 2020, the Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9%. The Coronavirus Aid, Relief and Economic Security ("CARES") Act reduced the minimum ratio to 8% beginning in the 2nd quarter of 2020 through December 31, 2020, increasing to 8.5% for 2021 and returning to 9% beginning January 1, 2022. Management believes that, as of December 31, 2021 and 2020, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2021 and 2020, the most recent notifications from the Federal Reserve System categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity and Tier 1 leverage ratios as set forth in the table that follows.  There are no conditions or events since that notification that management believes have changed the Bank's category.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The actual amounts and capital ratios as of December 31, 2021 and 2020, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2021:
Company:
Community Bank Leverage Ratio	$484,486	11.80%	8.50%
Bank:
Community Bank Leverage Ratio	484,429	11.80	8.50

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2020:
Company:
Community Bank Leverage Ratio	$452,123	11.91%	8.00%
Bank:
Community Bank Leverage Ratio	453,073	11.94	8.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of capital to assets of 8.50%, retained earnings of $135.62 million as of December 31, 2021 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank.  Reserve balances totaled $752.99 million and $541.05 million as of December 31, 2021 and 2020, respectively.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(Amounts In Thousands)
Balance, beginning	$54,053	$55,717
Net increase due to change in related parties	735	—
Advances	23,671	14,406
Collections	(25,614)	(16,070)
Balance, ending	$52,845	$54,053

Deposits from these related parties totaled $21.27 million and $13.18 million as of December 31, 2021 and 2020, respectively.  Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.     Fair Value Measurements

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2021 are as follows:

	December 31, 2021
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$781,918	$781,918	$781,918	$—	$—
Investment securities	555,900	555,900	243,925	311,975	—
Loans held for sale	5,716	5,716	—	5,716	—
Loans
Agricultural	104,672	103,745	—	—	103,745
Commercial and financial	217,733	216,466	—	—	216,466
Real estate:
Construction, 1 to 4 family residential	79,668	79,311	—	—	79,311
Construction, land development and commercial	125,539	124,466	—	—	124,466
Mortgage, farmland	229,311	228,365	—	—	228,365
Mortgage, 1 to 4 family first liens	901,523	897,255	—	—	897,255
Mortgage, 1 to 4 family junior liens	111,184	110,903	—	—	110,903
Mortgage, multi-family	379,077	378,193	—	—	378,193
Mortgage, commercial	394,594	391,950	—	—	391,950
Loans to individuals	31,916	31,871	—	—	31,871
Obligations of state and political subdivisions	49,845	50,155	—	—	50,155
Accrued interest receivable	11,437	11,437	—	11,437	—
Total financial instrument assets	$3,980,033	$3,967,651	$1,025,843	$329,128	$2,612,680
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$633,101	$633,101	$—	$633,101	$—
Interest-bearing deposits	2,900,893	2,909,243	—	2,909,243	—
Other borrowings	249	249	—	249	—
Federal Home Loan Bank borrowings	—	—	—	—	—
Accrued interest payable	1,165	1,165	—	1,165	—
Total financial instrument liabilities	$3,535,408	$3,543,758	$—	$3,543,758	$—
	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$614,324	$—	$—	$—	$—
Letters of credit	7,179	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$621,503	$—	$—	$—	$—

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the year ended December 31, 2021.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

Individually analyzed loans under ASC 326 CECL: See Note 1 for further discussion of individually analyzed loans under CECL.

A loan is considered to be non-performing when it is probable that all of the principal and interest due may not be collected according to its contractual terms. Generally, when a loan is considered non-performing, the amount of reserve is measured based on the fair value of the underlying collateral. The Company makes such measurements on all material loans deemed non-performing using the fair value of the collateral for collateral dependent loans or based on the present value of the estimated future cash flows of interest and principal discounted at the loans effective interest rate or the fair value of the loan if determinable. The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. All appraised values are adjusted for market-related trends based on the Company's experience in sales and other appraisals of similar property types as well as estimated selling costs. These loans are considered Level 3 as the instruments used to determine fair market value require significant management judgment and estimation.

Foreclosed assets:  The Company does not record foreclosed assets at fair value on a recurring basis.  Foreclosed assets consist mainly of other real estate owned but may include other types of assets repossessed by the Company.  Foreclosed assets are adjusted to the lower of carrying value or fair value less the costs of disposal.   Fair value is generally based upon independent

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2021
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$243,925	$—	$—	$243,925
State and political subdivisions	—	263,516	—	263,516
Mortgage-backed securities and collateralized mortgage obligations	—	9,446	—	9,446
Other securities (FHLB, FHLMC and FNMA)	—	34,467	—	34,467
Total	$243,925	$307,429	$—	$551,354

	December 31, 2020
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$148,646	$—	$—	$148,646
State and political subdivisions	—	224,566	—	224,566
Other securities (FHLB, FHLMC and FNMA)	—	35,160	—	35,160
Total	$148,646	$259,726	$—	$408,372

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2021 and 2020.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis that were still held on the balance sheet at December 31, 2021 and 2020, the following tables provide the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

	December 31, 2021				Year Ended December 31, 2021
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$399	$399	$—
Commercial and financial	—	—	1,527	1,527	—
Real Estate:
Construction, 1 to 4 family residential	—	—	383	383	—
Construction, land development and commercial	—	—	96	96	—
Mortgage, farmland	—	—	1,114	1,114	—
Mortgage, 1 to 4 family first liens	—	—	5,902	5,902	212
Mortgage, 1 to 4 family junior liens	—	—	202	202	9
Mortgage, multi-family	—	—	1,460	1,460	—
Mortgage, commercial	—	—	4,176	4,176	255
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—
Total	$—	$—	$15,259	$15,259	$476

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2021 and 2020
(Amounts In Thousands)

ASSETS	2021	2020
Cash and cash equivalents at subsidiary bank	$2,176	$1,100
Investment in subsidiary bank	488,406	464,355
Other assets	2,067	1,846
Total assets	$492,649	$467,301
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$4,186	$3,896
Redeemable common stock held by ESOP	50,013	47,329
Stockholders' equity:
Capital stock	60,938	60,233
Retained earnings	474,392	439,831
Accumulated other comprehensive gain	1,477	8,782
Treasury stock at cost	(48,344)	(45,441)
	488,463	463,405
Less maximum cash obligation related to ESOP shares	50,013	47,329
Total stockholders' equity	438,450	416,076
Total liabilities and stockholders' equity	$492,649	$467,301

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2021, 2020 and 2019
(Amounts In Thousands)

	2021	2020	2019
Dividends received from subsidiary	$12,273	$14,822	$7,657
Other expenses	(836)	(362)	(708)
Income before income tax benefit and equity in undistributed income of subsidiary	11,437	14,460	6,949
Income tax benefit	297	173	271
	11,734	14,633	7,220
Equity in undistributed income of subsidiary	36,351	24,014	38,098
Net income	$48,085	$38,647	$45,318

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021, 2020 and 2019
(Amounts In Thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$48,085	$38,647	$45,318
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed income of subsidiary	(36,351)	(24,014)	(38,098)
Share-based compensation	25	25	14
Compensation expensed through issuance of common stock	1,618	1,272	1,133
Forfeiture of common stock	(455)	(257)	(262)
Increase in other assets	(221)	(515)	(100)
Increase (decrease) in other liabilities	290	(3,554)	1,036
Net cash and cash equivalents provided by operating activities	12,991	11,604	9,041
Cash flows from financing activities:
Issuance of common stock, net of costs	—	5,844	5,026
Stock options exercised	—	—	62
Purchase of treasury stock	(3,569)	(8,550)	(5,534)
Proceeds from the issuance of common stock through the employee stock purchase plan	427	413	434
Capital contribution to subsidiary	—	(5,000)	—
Dividends paid	(8,773)	(8,325)	(7,657)
Net cash and cash equivalents used by financing activities	(11,915)	(15,618)	(7,669)
Increase (decrease) in cash and cash equivalents	1,076	(4,014)	1,372
Cash and cash equivalents:
Beginning of year	1,100	5,114	3,742
Ending of year	$2,176	$1,100	$5,114

Supplemental Disclosures
Noncash financing activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$2,684	$(4,497)	$2,956

Note 15.Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $98.92 million.  The concentrations of credit by type of loan are set forth in Note 3 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Health Organization declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

The spread of the outbreak has caused significant disruptions in the U.S. economy and is highly likely to disrupt banking and other financial activity in the areas in which the Company operates and could also potentially create widespread business continuity issues for the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. While significant progress has been made to combat the outbreak of COVID-19, and while it appears that the epidemiological and macroeconomic conditions are trending in a positive direction, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. See Note 3 for further discussion regarding the financial impact of COVID-19.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at December 31, 2021 and 2020 is as follows:

	2021	2020
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$78,961	$69,974
Credit cards	65,913	60,535
Commercial, real estate and home construction	170,539	118,186
Commercial lines and real estate purchase loans	298,911	234,907
Outstanding letters of credit	7,179	8,056

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded the Bank would be entitled to seek recovery from the customer.  At December 31, 2021 and 2020, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease commitments: The Company leases certain facilities under operating leases.  The minimum future rental commitments as of December 31, 2021 for all non-cancellable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)
2022	$319
2023	316
2024	82
2025	1
2026	1
Thereafter	3
$722

Rent expense was $0.40 million, $0.38 million and $0.40 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 16.Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

	Quarter Ended
	March	June	September	December	Year
2021
Interest income	$31,127	$30,794	$31,196	$28,972	$122,089
Interest expense	4,894	4,598	4,172	3,963	17,627
Net interest income	$26,233	$26,196	$27,024	$25,009	$104,462
Credit loss (benefit) expense	(2,984)	(1,659)	82	(946)	(5,507)
Other income	9,038	7,982	8,244	8,200	33,464
Other expense	18,699	18,219	18,198	26,225	81,341
Income before income taxes	$19,556	$17,618	$16,988	$7,930	$62,092
Income taxes	4,359	4,008	3,863	1,777	14,007
Net income	$15,197	$13,610	$13,125	$6,153	$48,085
Basic earnings per share	$1.63	$1.46	$1.41	$0.66	$5.16
Diluted earnings per share	1.63	1.46	1.41	0.66	5.16
2020
Interest income	$32,452	$32,246	$31,675	$32,156	$128,529
Interest expense	7,862	6,645	6,465	5,980	26,952
Net interest income	$24,590	$25,601	$25,210	$26,176	$101,577
Provision for loan losses	4,649	8	(157)	(142)	4,358
Other income	6,167	6,531	7,510	8,128	28,336
Other expense	17,227	16,872	18,055	23,477	75,631
Income before income taxes	$8,881	$15,252	$14,822	$10,969	$49,924
Income taxes	1,806	3,541	3,392	2,538	11,277
Net income	$7,075	$11,711	$11,430	$8,431	$38,647
Basic earnings per share	$0.75	$1.25	$1.22	$0.90	$4.12
Diluted earnings per share	0.75	1.25	1.22	0.90	4.12

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17.Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. The Bank terminated one interest rate swap in December 2020 and the other matured in November 2020, therefore the Bank was not required to pledge collateral as of December 31, 2021 and 2020.

Cash Flow Hedges:

The Bank executed two forward-starting interest rate swap transactions on November 7, 2013.  One of the interest rate swap transactions had an effective date of November 9, 2015, and an expiration date of November 9, 2020, effectively converting $25.00 million of variable rate debt to fixed rate debt.  The other interest rate swap transaction had an effective date of November 7, 2016 and an expiration date of November 7, 2023, effectively converting $25.00 million of variable rate debt to fixed rate debt. For accounting purposes, these swap transactions were designated as a cash flow hedge of the changes in cash flows attributable to changes in three-month LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on an amount of the Bank’s debt principal equal to the then-outstanding swap notional amount.  At inception, the Bank asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The Bank terminated the remaining interest rate swap in December 2020 and in connection with the termination paid $2.684 million to the counterparty. The losses realized on the interest rate swap were reclassified into the income statement from other comprehensive income. In connection with the termination of the swap, the related FHLB borrowings were paid off. There were no remaining derivative instruments designated as cash flow hedges as of December 31, 2021 and 2020.

There were no gains or losses recognized on the Bank's derivative instruments designated as cash flow hedges for the year ended December 31, 2021. The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the year ended December 31, 2020:

	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)

December 31, 2020
Interest rate swap	$209	Interest Expense	$—	Other Income	$—
Interest rate swap	(438)	Interest Expense	(1,992)	Other Income	—

Note 18.Subsequent Events

Subsequent events have been evaluated through March 4, 2022.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2021.  Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2021.  Reference is made to the Report of Independent Registered Public Accounting Firm included in this Annual Report.

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

The information required by Item 10 of Part III is presented under the items entitled “Information Concerning Nominees for Election as Directors,” "Information Concerning Directors other than Nominees," "Corporate Governance and Board of Directors," and “Delinquent Section 16(a) Reports” in the Company’s Definitive Proxy Statement dated March 18, 2022 for the Annual Meeting of Stockholders on April 18, 2022.  Such information is incorporated herein by reference.

The Company has a Code of Ethics in place covering its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.  A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

Joseph Schueller
Treasurer
Hills Bancorporation
131 Main Street
PO Box 160
Hills, Iowa  52235

Information about our Executive Officers is incorporated into this section by reference to Part I, Item 1 of this Form 10-K.

Item 11.	Executive Compensation

The information required by Item 11 of Part III is presented under the items entitled  “Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation Paid to the Named Executive Officers,” "Risk Management and Compensation Policies and Practices," “Compensation and Incentive Stock Committee Interlocks and Insider Participation,” "Schedule of Director Fees," "Director Compensation Table," and “Compensation and Incentive Stock Committee Report”  in the Company’s Definitive Proxy Statement dated March 18, 2022 for the Annual Meeting of Stockholders on April 18, 2022. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement dated March 18, 2022 for the Annual Meeting of Stockholders on April 18, 2022.  Such information is incorporated herein by reference.

The following table sets forth information regarding the Company’s equity compensation plan as of December 31, 2021, all of which relates to stock options issued under stock option plans approved by stockholders of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,025	$45.92	208,453
Equity compensation plans not approved by security holders	—	—	—
Total	13,025	$45.92	208,453

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the items entitled “Corporate Governance and the Boards of Directors,” and “Compensation and Incentive Stock Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement dated March 18, 2022 for the Annual Meeting of Stockholders on April 18, 2022. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained in the Company’s Definitive Proxy Statement dated March 18, 2022 for the Annual Meeting of Shareholders on April 18, 2022, under the heading “Audit Committee,” which information is incorporated herein by this reference.

The three additional data elements required to be tagged by a registrant that files financial statements using Inline XBRL are as follows:
•BKD, LLP
•Springfield, Missouri
•PCAOB ID: 686

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

Form 10-K
(a)	1	Financial Statements	Reference

		Independent registered public accounting firm's report on the financial statements	Page 54-57

		Consolidated balance sheets as of December 31, 2021 and 2020	Page 58

		Consolidated statements of income for the years ended December 31, 2021, 2020, and 2019	Page 59

		Consolidated statements of comprehensive income for the years ended December 31, 2021, 2020, and 2019	Page 60

		Consolidated statements of stockholders' equity for the years ended December 31, 2021, 2020, and 2019	Page 61

		Consolidated statements of cash flows for the years ended December 31, 2021, 2020, and 2019	Page 62

		Notes to consolidated financial statements	Page 64

	2	Financial Statements Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	3	Exhibits

	3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q Filed with the Commission on May 6, 2015.

	3.2	Amended and Restated ByLaws filed as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended March 31, 2019 filed with the Commission on May 6, 2019 is incorporated by reference.

	4.1	Description of Registered Securities, incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed with the Commission on March 6, 2020.

	10.1	1995 Deferred Compensation Plans filed as Exhibit 10(c) in Form 10-K for the year ended December 31, 1995 is incorporated by reference.

	10.2	2010 Stock Option and Incentive Plan filed on Form S-8 dated June 29, 2012 is incorporated by reference.

10.3	2020 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on May 4, 2020.

10.4	Form of Stock Option Grant Agreement under the Stock Option and Incentive Plan filed as Exhibit 10.3 in Form 10-K for the year ended December 31, 2018 is incorporated by reference.

10.5	Form of Restricted Stock 5 Year Agreement under the Stock Option and Incentive Plan filed as Exhibit 10.4 in Form 10-K for the year ended December 31, 2018 is incorporated by reference.

10.6	Form of Restricted Stock 8 Year Agreement under the Stock Option and Incentive Plan filed as Exhibit 10.5 in Form 10-K for the year ended December 31, 2018 is incorporated by reference.

10.7	Employment Agreement between the Company and Joseph A. Schueller, dated March 29, 2021, filed as Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on May 7, 2021.

11	Statement Regarding Computation of Basic and Diluted Earnings Per Share. (Note: Statement included in Note 1 under Item 8 of Part II above)

21	Subsidiary of the Registrant is attached on Page 123.

23.1	Consent of Independent Registered Public Accounting Firm is attached on Page 124. BKD LLP

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 on Page 125.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 on Page 126.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 127.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DED	XBRL Taxonomy Extension Definitions Linkbase Document
(1) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION
Date:	March 4, 2022	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 4, 2022	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	March 4, 2022	By: /s/Joseph A. Schueller
Joseph A. Schueller, Treasurer, Chief Financial Officer and Chief Accounting Officer

Date:	March 4, 2022	By: /s/Michael S. Donovan
Michael S. Donovan, Director

Date:	March 4, 2022	By: /s/Kirsten H. Frey
Kirsten H. Frey, Director

Date:	March 4, 2022	By: /s/Michael E. Hodge
Michael E. Hodge, Director

Date:	March 4, 2022	By: /s/Emily A. Hughes
Emily A. Hughes, Director

Date:	March 4, 2022	By: /s/Casey L. Peck
Casey L. Peck, Director

Date:	March 4, 2022	By: /s/John W. Phelan
John W. Phelan, Director

Date:	March 4, 2022	By: /s/Ann M. Rhodes
Ann M. Rhodes, Director

Date:	March 4, 2022	By: /s/James C. Schmitt
James C. Schmitt, Director

Date:	March 4, 2022	By: /s/Thomas R. Wiele
Thomas R. Wiele, Director

Date:	March 4, 2022	By: /s/Sheldon E. Yoder
Sheldon E. Yoder, Director