Form 10-Q
period 2022-03-31
HILLS BANCORPORATION
filed 2022-05-06
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		April 30, 2022

Common Stock	No par value	9,275,988

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Cash and cash equivalents	$718,938	$781,918
Investment securities available for sale at fair value (amortized cost March 31, 2022 $715,565; December 31, 2021 $549,386)	687,769	551,354
Stock of Federal Home Loan Bank	4,862	4,546
Loans held for sale	4,704	5,716
Loans, net of allowance for credit losses March 31, 2022 $35,850; December 31, 2021 $35,470	2,651,942	2,625,062
Property and equipment, net	33,753	34,290
Tax credit real estate investment	9,882	9,815
Accrued interest receivable	12,946	11,437
Deferred income taxes, net	16,822	9,125
Goodwill	2,500	2,500
Other assets	8,736	8,799
Total Assets	$4,152,854	$4,044,562

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$625,522	$633,101
Interest-bearing deposits	3,036,062	2,900,893
Total deposits	$3,661,584	$3,533,994
Other borrowings	—	249
Accrued interest payable	1,084	1,165
Allowance for credit losses on off-balance sheet credit exposures	4,690	3,850
Other liabilities	19,396	16,841
Total Liabilities	$3,686,754	$3,556,099

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$51,939	$50,013

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued March 31, 2022 10,331,681 shares; December 31, 2021 10,329,493 shares	$—	$—
Paid in capital	61,334	60,938
Retained earnings	475,739	474,392
Accumulated other comprehensive (loss) income	(20,861)	1,477
Treasury stock at cost March 31, 2022 1,054,536 shares; December 31, 2021 1,029,853 shares)	(50,112)	(48,344)
Total Stockholders' Equity	$466,100	$488,463
Less maximum cash obligation related to ESOP shares	51,939	50,013
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$414,161	$438,450
Total Liabilities & Stockholders' Equity	$4,152,854	$4,044,562

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2022	2021
Interest income:
Loans, including fees	$25,765	$29,200
Investment securities:
Taxable	1,132	818
Nontaxable	1,004	945
Federal funds sold	335	164
Total interest income	$28,236	$31,127
Interest expense:
Deposits	$3,056	$4,153
FHLB borrowings	—	741
Total interest expense	$3,056	$4,894
Net interest income	$25,180	$26,233
Credit loss expense (benefit)	1,104	(2,984)
Net interest income after credit loss expense (benefit)	$24,076	$29,217
Noninterest income:
Net gain on sale of loans	$811	$3,003
Trust fees	3,268	3,013
Service charges and fees	2,880	2,540
Other noninterest income	518	482
	$7,477	$9,038

Noninterest expenses:
Salaries and employee benefits	$10,396	$10,564
Occupancy	1,132	1,138
Furniture and equipment	1,697	1,983
Office supplies and postage	484	454
Advertising and business development	730	535
Outside services	2,950	3,188
FDIC insurance assessment	281	258
Other noninterest expense	405	579
	$18,075	$18,699
Income before income taxes	$13,478	$19,556
Income taxes	2,826	4,359
Net income	$10,652	$15,197

Earnings per share:
Basic	$1.15	$1.63
Diluted	$1.15	$1.63

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$10,652	$15,197

Other comprehensive loss
Securities:
Net change in unrealized loss on securities available for sale	$(29,764)	$(3,702)
Income taxes	7,426	924
Other comprehensive loss on securities available for sale	$(22,338)	$(2,778)

Other comprehensive loss, net of tax	$(22,338)	$(2,778)

Comprehensive (loss) income	$(11,686)	$12,419

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended March 31, 2022 and 2021
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2020	$60,233	$439,831	$8,782	$(45,441)	$(47,329)	$416,076
Cumulative change in accounting principle (Note 1)	—	(4,751)	—	—	—	(4,751)
Balance, January 1, 2021 (as adjusted for change in accounting principle)	60,233	435,080	8,782	(45,441)	(47,329)	411,325
Issuance of 657 shares of common stock	24	—	—	17	—	41
Issuance of 2,018 shares of common stock under the employee stock purchase plan	114	—	—	—	—	114
Unearned restricted stock compensation	251	—	—	—	—	251
Forfeiture of 300 shares of common stock	(17)	—	—	—	—	(17)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	(805)	(805)
Net income	—	15,197	—	—	—	15,197
Cash dividends ($0.94 per share)	—	(8,773)	—	—	—	(8,773)
Purchase of 20,852 shares of common stock	—	—	—	(1,311)	—	(1,311)
Other comprehensive income	—	—	(2,778)	—	—	(2,778)
Balance, March 31, 2021	$60,611	$441,504	$6,004	$(46,735)	$(48,134)	$413,250

Balance, December 31, 2021	$60,938	$474,392	$1,477	$(48,344)	$(50,013)	$438,450
Issuance of 5,339 shares of common stock	189	—	—	48	—	237
Issuance of 1,797 shares of common stock under the employee stock purchase plan	110	—	—	—	—	110
Unearned restricted stock compensation	266	—	—	—	—	266
Forfeiture of 3,219 shares of common stock	(175)	—	—	—	—	(175)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	(1,926)	(1,926)
Net income	—	10,652	—	—	—	10,652
Cash dividends ($1.00 per share)	—	(9,305)	—	—	—	(9,305)
Purchase of 26,412 shares of common stock	—	—	—	(1,816)	—	(1,816)
Other comprehensive loss	—	—	(22,338)	—	—	(22,338)
Balance, March 31, 2022	$61,334	$475,739	$(20,861)	$(50,112)	$(51,939)	$414,161

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$10,652	$15,197
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	696	808
Credit loss expense (benefit)	1,104	(2,984)
Forfeiture of common stock	(175)	(17)
Share-based compensation	6	6
Compensation expensed through issuance of common stock	118	41
Provision for deferred income taxes	(271)	676
Net gain on sale of other real estate owned and other repossessed assets	—	(7)
Increase in accrued interest receivable	(1,509)	(357)
Amortization of premium on investment securities, net	302	264
Decrease in other assets	5	3
Amortization of operating lease right-of-use assets	105	106
Increase in accrued interest payable and other liabilities	2,693	2,587
Loans originated for sale	(47,760)	(128,289)
Proceeds on sales of loans	49,583	155,665
Net gain on sales of loans	(811)	(3,003)
Net cash and cash equivalents provided by operating activities	$14,738	$40,696

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$18,494	$15,256
Purchases of investment securities available for sale	(184,975)	(45,139)
Purchases of stock of Federal Home Loan Bank	(316)	—
Loans made to customers, net of collections	(27,144)	29,675
Proceeds on sale of other real estate owned and other repossessed assets	—	52
Purchases of property and equipment	(159)	(195)
Investment in tax credit real estate	—	(4,183)
Net changes from tax credit real estate investment	(67)	172
Net cash and cash equivalents used in investing activities	$(194,167)	$(4,362)

Cash Flows from Financing Activities
Net increase in deposits	$127,590	$218,762
Net decrease in short-term borrowings	(249)	—
Stock options exercised	119	—
Purchase of common stock	(1,816)	(1,311)
Proceeds from the issuance of common stock through the employee stock purchase plan	110	114
Dividends paid	(9,305)	(8,773)
Net cash and cash equivalents provided by financing activities	$116,449	$208,792

(Continued)

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Three Months Ended March 31,
	2022	2021
(Decrease) increase in cash and cash equivalents	$(62,980)	$245,126
Cash and cash equivalents:
Beginning of period	781,918	574,310
End of period	$718,938	$819,436

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$3,137	$4,394
Interest paid on other obligations	—	741
Income taxes paid	—	—

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$1,926	$805
Right-of-use assets obtained in exchange for operating lease obligations	47	—

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

Operating results for the three month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2021 filed with the Securities Exchange Commission on March 4, 2022.  The consolidated balance sheet as of December 31, 2021, has been derived from the audited consolidated financial statements for that period.

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

Certain Significant Estimates:

The allowance for credit losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at March 31, 2022 may change in the near-term and the effect could be material to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of March 31, 2022, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of March 31, 2022.

Tax Credit Real Estate:

Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of March 31, 2022. The Bank has a 99% or greater limited partnership interest in each limited partnership. The investment in each was completed after the projects had been developed by the general partner. On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if an allowance for credit losses is necessary. The allowance for credit losses is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, the allowance for credit losses would be established with a charge to credit loss expense. There were no indications of impairment based on management's evaluation and therefore no allowance for credit losses was determined necessary as of March 31, 2022. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Adoption of Financial Accounting Standard Codification 326 (ASC 326 (CECL)):

On January 1, 2021, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the recognition of the allowance for credit losses be estimated using the current expected credit loss (CECL) methodology. The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet (OBS) credit exposures. Results for reporting periods beginning January 1, 2021 are presented under ASC 326. The Company recorded a net decrease to retained earnings of $4.75 million as of January 1, 2021 for the cumulative effect of adopting ASC 326, which includes deferred taxes of $1.58 million. The transition adjustment includes a $2.75 million increase to the Allowance for Credit Losses On Loans and the recording of a $3.58 million Allowance for Credit Losses on OBS Credit Exposures.

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

Available-for-sale debt securities and the allowance for credit losses on available-for-sale debt securities: Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of March 31, 2022 or 2021. Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income ("OCI"). Premiums on debt securities are amortized to the earliest call date and discounts on debt securities are accreted over the period to maturity of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Accrued interest receivable on AFS debt securities totaled $2.63 million at March 31, 2022 and is excluded from the estimate of credit losses.

Loans held for sale: Loans held for sale are stated at the lower of aggregate cost or estimated fair value. Loans are sold on a non-recourse basis with servicing released and gains and losses are recognized based on the difference between sales proceeds and the carrying value of the loan. The Company has had very few experiences of repurchasing loans previously sold into the

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
secondary market. A specific reserve was not considered necessary based on the Company’s historical experience with repurchase activity.

Loans held for investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses ("ACL"). Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $10.32 million at March 31, 2022 and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Allowance for credit losses for loans held for investment: The allowance for credit losses is an estimate of the expected losses over the remaining life of the Company's existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Commercial - The commercial loan portfolio segment is comprised of the commercial real estate mortgage including obligations of states and political subdivisions, multifamily residential mortgage, construction/land development and commercial and financial loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower's and associated guarantors or other related party's financial position. These other factors include assessing liquidity, the level and composition of net worth, leverage, considering all other lender amounts and position, an analysis of cash expected to flow through the obligors including the outflow to other lenders, vacancies and prior experience with the borrower. This information is used to assess adequate financial capacity, profitability, and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity, and availability of long-term financing. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate, the all-transactions house price index for Iowa and the Iowa real GDP.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. Under Section 4013 of the CARES Act, loan modifications that qualify for such suspension are those where the borrower was not more than 30 days past due as of December 31, 2019. In addition, the loan modification being made in response to the COVID-19 pandemic must include a deferral or delay in the payment of principal or interest, or change in the interest rate on the loan. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The relief related to TDRs expired on January 1, 2022. See Note 5 for further discussion.

Effect of New Financial Accounting Standards:

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40), Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in this ASU affect entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. An entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option to compensate for goods or services in accordance with the guidance in Topic 718, Compensation-Stock Compensation. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The adoption of the ASU by the Company on January 1, 2022 did not have a material impact on the financial statements.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The FASB issued these amendments to eliminate accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, and to require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
those fiscal years, and should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted if an entity has adopted the amendments in Update 2016-03, including adoption in an interim period. The Company is in the process of evaluating the impact of this ASU on the financial statements.

Note 2.Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding.  ESOP shares are considered outstanding for this calculation unless unearned.

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended March 31,
	2022	2021
Common shares outstanding at the beginning of the period	9,299,640	9,330,995
Weighted average number of net shares (redeemed) issued	(9,053)	(7,222)
Weighted average shares outstanding (basic)	9,290,587	9,323,773
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	3,194	3,480
Weighted average number of shares (diluted)	9,293,781	9,327,253
Net income (In thousands)	$10,652	$15,197
Earnings per share:
Basic	$1.15	$1.63
Diluted	$1.15	$1.63

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3.Accumulated Other Comprehensive Income

The following table summarizes the balances of each component of accumulated other comprehensive (loss) income (AOCI), included in stockholders’ equity, at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(amounts in thousands)
Net unrealized (loss) gain on available-for-sale securities	$(27,796)	$1,968
Tax effect	6,935	(491)
Net-of-tax amount	$(20,861)	$1,477

Note 4.Securities

The carrying values of investment securities at March 31, 2022 and December 31, 2021 are summarized in the following table (dollars in thousands):

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$360,449	52.41%	$243,925	44.24%
Other securities (FHLB, FHLMC and FNMA)	32,865	4.78	34,467	6.25
State and political subdivisions	245,172	35.65	263,516	47.80
Mortgage-backed securities and collateralized mortgage obligations	49,283	7.16	9,446	1.71
Total securities available for sale	$687,769	100.00%	$551,354	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of March 31, 2022 and December 31, 2021, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. There were no trading or held to maturity securities as of March 31, 2022 or December 31, 2021.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The carrying amount of available-for-sale securities, fair values and allowance for credit losses were as follows as of March 31, 2022 and December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
March 31, 2022
U.S. Treasury	$371,515	$354	$(11,420)	$—	$360,449
Other securities (FHLB, FHLMC and FNMA)	35,328	—	(2,463)	—	32,865
State and political subdivisions	257,241	502	(12,571)	—	245,172
Mortgage-backed securities and collateralized mortgage obligations	51,481	—	(2,198)	—	$49,283
Total	$715,565	$856	$(28,652)	$—	$687,769
December 31, 2021:
U.S. Treasury	$244,192	$2,011	$(2,278)	$—	$243,925
Other securities (FHLB, FHLMC and FNMA)	35,353	—	(886)	—	34,467
State and political subdivisions	260,266	4,420	(1,170)	—	263,516
Mortgage-backed securities and collateralized mortgage obligations	9,575	—	(129)	—	9,446
Total	$549,386	$6,431	$(4,463)	$—	$551,354

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at March 31, 2022, were as follows (in thousands) below. Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due in one year or less	$74,647	$74,734
Due after one year through five years	440,843	427,454
Due after five years through ten years	109,517	103,584
Due over ten years	39,077	32,714
	$664,084	$638,486
Mortgage-backed securities and collateralized mortgage obligations	51,481	49,283
	$715,565	$687,769

As of March 31, 2022, investment securities with a carrying value of $9.54 million were pledged to collateralize other borrowings. As of March 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

There were no sales of available-for-sale securities for the three months ended March 31, 2022 and 2021.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021 (in thousands):

	Less than 12 months				12 months or more				Total
March 31, 2022 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	101	$288,928	$(9,977)	3.45%	9	$21,431	$(1,443)	6.73%	110	$310,359	$(11,420)	3.68%

Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	14	32,865	(2,463)	7.49	14	32,865	(2,463)	7.49

State and political subdivisions	523	165,019	(11,330)	6.87	29	12,751	(1,241)	9.73	552	177,770	(12,571)	7.07

Mortgage-backed securities and collateralized mortgage obligations	14	41,797	(2,198)	5.26	—	—	—	—	14	41,797	(2,198)	5.26

Total temporarily impaired securities	638	$495,744	$(23,505)	4.74%	52	$67,047	$(5,147)	7.68%	690	$562,791	$(28,652)	5.09%

	Less than 12 months				12 months or more				Total
December 31, 2021 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	55	$136,867	$(2,203)	1.61%	1	$2,416	$(75)	3.10%	56	$139,283	$(2,278)	1.64%

Other securities (FHLB, FHLMC and FNMA)	5	12,484	(303)	2.43	9	21,984	(583)	2.65	14	34,468	(886)	2.57

State and political subdivisions	231	70,542	(1,055)	1.50	14	9,248	(115)	1.24	245	79,790	(1,170)	1.47

Mortgage-backed securities and collateralized mortgage obligations	4	9,446	(129)	1.37	—	—	—	—	4	9,446	(129)	1.37

Total temporarily impaired securities	295	$229,339	$(3,690)	1.61%	24	$33,648	$(773)	2.30%	319	$262,987	$(4,463)	1.70%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of March 31, 2022. The fair value is expected to recover as the securities approach maturity. The U.S. Treasury and other securities are issued and guaranteed by U.S. government-sponsored entities and agencies. The mortgage-backed securities and collateralized mortgage obligations have implied U.S. government

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
guarantees of the agency securities. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of March 31, 2022.

Note 5.Loans

Classes of loans are as follows:

	March 31, 2022	December 31, 2021
	(Amounts In Thousands)
Agricultural	$104,900	$106,933
Commercial and financial	223,702	222,002
Real estate:
Construction, 1 to 4 family residential	87,390	80,486
Construction, land development and commercial	135,353	127,021
Mortgage, farmland	236,573	232,744
Mortgage, 1 to 4 family first liens	919,734	909,564
Mortgage, 1 to 4 family junior liens	111,278	114,342
Mortgage, multi-family	381,942	382,792
Mortgage, commercial	404,769	401,377
Loans to individuals	31,568	32,687
Obligations of state and political subdivisions	50,397	50,285
	$2,687,606	$2,660,233
Net unamortized fees and costs	186	299
	$2,687,792	$2,660,532
Less allowance for credit losses	35,850	35,470
	$2,651,942	$2,625,062

As of March 31, 2022 and December 31, 2021, the Company has outstanding balances of $0.91 million and $5.34 million, respectively, of loans issued under the Paycheck Protection Program (PPP). For the three months ended March 31, 2022 and 2021, the Company recognized none and $1.88 million, respectively, of deferred PPP loan fees in interest income.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses, the allowance for credit losses applicable to individually evaluated loans and the related loan balance of individually evaluated loans for the three months ended March 31, 2022 were as follows:

	Three Months Ended March 31, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470
Charge-offs	—	(48)	—	—	(140)	(1)	(150)	(339)
Recoveries	14	123	3	43	207	22	43	455
Credit loss expense (benefit)	139	551	44	(166)	(127)	(285)	108	264

Ending balance	$2,414	$4,895	$2,347	$3,310	$11,438	$10,234	$1,212	$35,850

Ending balance, individually evaluated for credit losses	$1	$191	$59	$1	$40	$312	$1	$605

Ending balance, collectively evaluated for credit losses	$2,413	$4,704	$2,288	$3,309	$11,398	$9,922	$1,211	$35,245

Loans:
Ending balance	$104,900	$223,702	$222,743	$236,573	$1,031,012	$786,711	$81,965	$2,687,606

Ending balance, individually evaluated for credit losses	$581	$1,981	$1,040	$1,276	$5,582	$5,154	$159	$15,773

Ending balance, collectively evaluated for credit losses	$104,319	$221,721	$221,703	$235,297	$1,025,430	$781,557	$81,806	$2,671,833

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for loan losses for the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance, prior to adoption of ASC 326	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070
Impact of adopting ASC 326	(328)	298	327	763	522	1,396	(232)	2,746
Charge-offs	—	(30)	—	—	(75)	—	(66)	(171)
Recoveries	32	234	34	—	239	139	37	715
Credit loss expense (benefit)	(65)	(273)	(392)	(268)	(1,558)	(1,329)	145	(3,740)

Ending balance	$2,147	$5,114	$2,288	$4,668	$11,496	$9,621	$1,286	$36,620

Ending balance, individually evaluated for impairment	$1	$299	$—	$—	$62	$166	$79	$607

Ending balance, collectively evaluated for impairment	$2,146	$4,815	$2,288	$4,668	$11,434	$9,455	$1,207	$36,013

Loans:

Ending balance	$96,042	$281,337	$184,012	$246,665	$996,379	$790,831	$84,858	$2,680,124

Ending balance, individually evaluated for impairment	$1,387	$1,947	$521	$1,916	$7,338	$6,145	$79	$19,333

Ending balance, collectively evaluated for impairment	$94,655	$279,390	$183,491	$244,749	$989,041	$784,686	$84,779	$2,660,791

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses for off-balance sheet credit exposures for the three months ended March 31, 2022 were as follows:

	Three Months Ended March 31, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance	$383	$1,118	$849	$113	$794	$559	$34	$3,850
Credit loss expense (benefit)	130	302	277	(13)	131	34	(21)	840
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$513	$1,420	$1,126	$100	$925	$593	$13	$4,690

	Three Months Ended March 31 , 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance, prior to adoption of ASC 326	$—	$—	$—	$—	$—	$—	$—	$—
Impact of adopting ASC 326	385	1,585	736	180	471	212	15	3,584
Credit loss expense	58	239	197	22	175	38	27	756
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$443	$1,824	$933	$202	$646	$250	$42	$4,340

Credit loss expense for off-balance sheet credit exposures is included in credit loss expense on the consolidated statement of income for the three months ended March 31, 2022 and 2021.

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

The following tables present the credit quality indicators and origination years by type of loan in each category as of March 31, 2022 (amounts in thousands):

	Agricultural
March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$603	$327	$254	$77	$7	$—	$3,147	$4,415
Good	687	1,401	1,317	516	44	61	4,540	8,566
Satisfactory	5,221	9,284	3,785	1,389	1,667	349	23,079	44,774
Monitor	8,817	5,899	3,187	943	729	409	21,817	41,801
Special Mention	189	1,652	5	177	—	—	2,753	4,776
Substandard	—	213	53	102	—	—	200	568
Total	$15,517	$18,776	$8,601	$3,204	$2,447	$819	$55,536	$104,900

	Commercial and Financial
March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$446	$893	$645	$4	$235	$19	$3,733	$5,975
Good	4,017	11,951	4,446	910	1,006	1,597	12,291	36,218
Satisfactory	14,016	38,285	17,383	6,670	3,228	1,883	43,972	125,437
Monitor	5,544	13,845	8,343	1,837	967	652	19,472	50,660
Special Mention	219	305	469	127	62	85	211	1,478
Substandard	1,316	450	—	89	—	91	1,988	3,934
Total	$25,558	$65,729	$31,286	$9,637	$5,498	$4,327	$81,667	$223,702

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Construction, 1 to 4 Family Residential
March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$2	$2
Good	212	6,392	—	—	—	—	20,175	26,779
Satisfactory	1,070	7,775	—	—	—	—	40,258	49,103
Monitor	24	869	—	—	—	—	9,915	10,808
Special Mention	—	—	—	—	—	—	593	593
Substandard	—	105	—	—	—	—	—	105
Total	$1,306	$15,141	$—	$—	$—	$—	$70,943	$87,390

	Real Estate: Construction, Land Development and Commercial
March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$5,079	$—	$—	$—	$142	$—	$5,221
Good	397	3,187	1,200	—	—	389	13,677	18,850
Satisfactory	4,234	18,360	3,030	1,556	260	970	50,683	79,093
Monitor	646	5,851	306	7	37	73	17,782	24,702
Special Mention	—	—	—	—	—	—	—	—
Substandard	7,000	191	295	—	—	—	1	7,487
Total	$12,277	$32,668	$4,831	$1,563	$297	$1,574	$82,143	$135,353

	Real Estate: Mortgage, Farmland
March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$2,433	$105	$1,216	$120	$—	$41	$130	$4,045
Good	12,731	14,659	8,210	1,701	1,636	6,096	5,421	50,454
Satisfactory	23,507	48,441	24,613	4,433	8,047	12,175	8,837	130,053
Monitor	18,502	8,079	6,555	4,099	685	3,222	4,303	45,445
Special Mention	3,672	439	284	289	—	230	—	4,914
Substandard	—	1,063	357	—	47	194	1	1,662
Total	$60,845	$72,786	$41,235	$10,642	$10,415	$21,958	$18,692	$236,573

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, 1 to 4 Family First Liens
March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$12	$—	$—	$—	$6	$18
Good	—	192	602	95	—	574	1,283	2,746
Satisfactory	2,339	13,008	9,387	5,330	6,453	9,864	54,691	101,072
Monitor	26	271	1,058	69	296	367	3,338	5,425
Special Mention	21	107	491	34	51	168	111	983
Substandard	—	88	206	78	101	123	438	1,033
Total	$2,386	$13,666	$11,756	$5,606	$6,901	$11,096	$59,867	$111,278

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$644	$459	$902	$—	$16	$542	$1	$2,564
Good	9,029	5,053	10,100	2,619	2,244	11,867	2,351	43,263
Satisfactory	70,049	223,599	166,255	61,627	60,498	163,853	9,028	754,909
Monitor	6,752	24,317	32,624	4,858	6,041	15,512	4,501	94,605
Special Mention	131	1,713	3,266	1,200	1,114	4,533	85	12,042
Substandard	684	1,545	1,816	932	1,540	5,833	1	12,351
Total	$87,289	$256,686	$214,963	$71,236	$71,453	$202,140	$15,967	$919,734

	Real Estate: Mortgage, Multi-Family
March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$2,516	$4,454	$—	$—	$685	$—	$7,655
Good	18,198	16,696	17,796	1,514	—	9,038	—	63,242
Satisfactory	29,143	105,764	42,587	7,097	830	15,286	16,832	217,539
Monitor	15,863	23,598	33,527	174	—	1,374	5,407	79,943
Special Mention	—	632	—	819	—	—	—	1,451
Substandard	—	12,112	—	—	—	—	—	12,112
Total	$63,204	$161,318	$98,364	$9,604	$830	$26,383	$22,239	$381,942

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Commercial
March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$2,257	$592	$16,530	$—	$—	$1,265	$—	$20,644
Good	9,513	24,182	23,478	2,569	1,335	8,000	9,697	78,774
Satisfactory	24,862	69,705	43,704	14,146	10,953	21,227	18,468	203,065
Monitor	10,524	14,281	48,020	3,877	1,460	9,633	3,366	91,161
Special Mention	—	6,372	516	171	—	801	—	7,860
Substandard	—	1,126	1,705	130	203	101	—	3,265
Total	$47,156	$116,258	$133,953	$20,893	$13,951	$41,027	$31,531	$404,769

	Loans to Individuals
March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	—	—	—	49	—	4	1	54
Satisfactory	3,032	10,144	4,475	1,785	746	10,533	59	30,774
Monitor	164	231	97	27	41	1	2	563
Special Mention	8	49	27	8	3	—	—	95
Substandard	11	21	39	10	—	—	1	82
Total	$3,215	$10,445	$4,638	$1,879	$790	$10,538	$63	$31,568

	Obligations of State and Political Subdivisions
March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$5,891	$—	$5,891
Good	—	—	1,956	—	—	8,874	—	10,830
Satisfactory	909	1,006	2,012	1,544	691	15,033	9,261	30,456
Monitor	—	—	924	197	245	1,853	1	3,220
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$909	$1,006	$4,892	$1,741	$936	$31,651	$9,262	$50,397

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the credit quality indicators by type of loans in each category as of December 31, 2021 (amounts in thousands):

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of March 31, 2022 and December 31, 2021 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
March 31, 2022
Agricultural	$1,860	$253	$252	$2,365	$102,535	$104,900	$40
Commercial and financial	2,394	700	109	3,203	220,499	223,702	102
Real estate:
Construction, 1 to 4 family residential	1,013	—	383	1,396	85,994	87,390	383
Construction, land development and commercial	559	391	163	1,113	134,240	135,353	66
Mortgage, farmland	3,221	160	107	3,488	233,085	236,573	60
Mortgage, 1 to 4 family first liens	6,038	621	2,071	8,730	911,004	919,734	68
Mortgage, 1 to 4 family junior liens	268	—	121	389	110,889	111,278	—
Mortgage, multi-family	—	—	—	—	381,942	381,942	—
Mortgage, commercial	2,258	2	959	3,219	401,550	404,769	—
Loans to individuals	147	11	—	158	31,410	31,568	—
Obligations of state and political subdivisions	—	—	159	159	50,238	50,397	159
	$17,758	$2,138	$4,324	$24,220	$2,663,386	$2,687,606	$878

December 31, 2021
Agricultural	$41	$—	$219	$260	$106,673	$106,933	$6
Commercial and financial	300	537	468	1,305	220,697	222,002	91
Real estate:
Construction, 1 to 4 family residential	276	—	—	276	80,210	80,486	—
Construction, land development and commercial	194	66	96	356	126,665	127,021	—
Mortgage, farmland	503	362	—	865	231,879	232,744	—
Mortgage, 1 to 4 family first liens	5,085	864	2,481	8,430	901,134	909,564	104
Mortgage, 1 to 4 family junior liens	246	41	124	411	113,931	114,342	—
Mortgage, multi-family	640	—	—	640	382,152	382,792	—
Mortgage, commercial	466	—	829	1,295	400,082	401,377	—
Loans to individuals	177	26	5	208	32,479	32,687	—
Obligations of state and political subdivisions	394	—	—	394	49,891	50,285	—
	$8,322	$1,896	$4,222	$14,440	$2,645,793	$2,660,233	$201

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain nonaccrual and TDR loan information by loan type at March 31, 2022 and December 31, 2021, was as follows:

	March 31, 2022			December 31, 2021
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$221	$40	$138	$221	$6	$374
Commercial and financial	918	102	740	707	91	1,085
Real estate:
Construction, 1 to 4 family residential	104	383	—	111	—	—
Construction, land development and commercial	287	66	199	290	—	202
Mortgage, farmland	52	60	1,165	251	—	1,206
Mortgage, 1 to 4 family first liens	4,234	68	1,316	4,685	104	1,364
Mortgage, 1 to 4 family junior liens	196	—	19	200	—	20
Mortgage, multi-family	—	—	1,451	—	—	1,460
Mortgage, commercial	2,130	—	1,725	2,026	—	2,210
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	159	—	—	—	—
	$8,142	$878	$6,753	$8,491	$201	$7,921

(1)There were $3.43 million and $2.28 million of TDR loans included within nonaccrual loans as of March 31, 2022 and December 31, 2021, respectively.

Loans 90 days or more past due that are still accruing interest increased $0.68 million from December 31, 2021 to March 31, 2022. As of March 31, 2022, there were ten accruing loans past due 90 days or more with an average loan balance of $0.09 million. There were 6 accruing loans past due 90 days or more as of December 31, 2021 with an average loan balance of $0.03 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans. There was no interest income recognized on nonaccrual loans for the three months ended March 31, 2022 and year ended December 31, 2021.
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

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. As of March 31, 2022, the total amount of the eligible loans in deferral (deferral of principal and/or interest) that met the requirements set forth under the CARES Act and therefore were not considered TDRs was 16 loans,

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
totaling $9.3 million. As of December 31, 2021, there were 16 loans, totaling $9.4 million that met the requirements and were not considered TDRs.

As of March 31, 2022 and December 31, 2021, COVID-19 related payment deferrals were approximately 0.22% and 0.12% of total loans, respectively.

Below is a summary of information for TDR loans as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	3	$351	$160	4	$586	$—
Commercial and financial	11	1,644	—	12	1,116	60
Real estate:
Construction, 1 to 4 family residential	1	105	—	—	—	—
Construction, land development and commercial	2	390	—	1	202	—
Mortgage, farmland	5	1,169	—	5	1,409	—
Mortgage, 1 to 4 family first liens	11	1,329	—	14	1,441	—
Mortgage, 1 to 4 family junior liens	1	19	—	1	20	—
Mortgage, multi-family	2	1,451	—	2	1,460	—
Mortgage, commercial	11	3,725	—	11	3,963	—
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	47	$10,183	$160	50	$10,197	$60

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following is a summary of TDR loans that were modified during the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)
Agricultural	—	$—	$—
Commercial and financial	1	371	371
Real estate:
Construction, 1 to 4 family residential	1	105	105
Construction, land development and commercial	1	191	191
Mortgage, farmland	—	—	—
Mortgage, 1 to 4 family first lien	—	—	—
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	—	—	—
Mortgage, commercial	1	274	274
Loans to individuals	—	—	—
Obligations of state and political subdivisions	—	—	—
	4	$941	$941

The Company has allocated $0.55 million of allowance for TDR loans and the Company had commitments to lend $0.16 million in additional borrowings to restructured loan customers as of March 31, 2022.  The Company had commitments to lend $0.06 million in additional borrowings to restructured loan customers as of December 31, 2021.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans. The modifications of the terms of loans performed during the three months ended March 31, 2022 included extensions of the maturity date.

There were no TDR loans that were in payment default (defined as past due 90 days or more) during the period ended March 31, 2022 and the year ended December 31, 2021.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
March 31, 2022
Agricultural	$545	$—	$36	$—	$581	$1
Commercial and financial	1,878	—	103	—	1,981	191
Real estate:
Construction, 1 to 4 family residential	488	—	—	—	488	58
Construction, land development and commercial	552	—	—	—	552	1
Mortgage, farmland	1,276	—	—	—	1,276	1
Mortgage, 1 to 4 family first liens	5,441	—	—	—	5,441	33
Mortgage, 1 to 4 family junior liens	141	—	—	—	141	7
Mortgage, multi-family	1,451	—	—	—	1,451	—
Mortgage, commercial	3,703	—	—	—	3,703	312
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	159	—	—	—	159	1
	$15,634	$—	$139	$—	$15,773	$605

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
December 31, 2021
Agricultural	$734	$—	$54	$—	$788	$1
Commercial and financial	1,951	—	111	—	2,062	189
Real estate:
Construction, 1 to 4 family residential	111	—	—	—	111	111
Construction, land development and commercial	492	—	—	—	492	13
Mortgage, farmland	1,277	—	—	—	1,277	—
Mortgage, 1 to 4 family first liens	5,967	—	—	—	5,967	31
Mortgage, 1 to 4 family junior liens	220	—	—	—	220	18
Mortgage, multi-family	1,460	—	—	—	1,460	—
Mortgage, commercial	4,236	—	—	—	4,236	1
Loans to individuals	20	—	—	—	20	20
Obligations of state and political subdivisions	—	—	—	—	—	—
	$16,468	$—	$165	$—	$16,633	$384

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The changes in the ACL in 2022 compared to December 31, 2021 is the result of the following factors: improvements in the economic factor forecasts, primarily Iowa unemployment, used in the ACL calculation which resulted in a decrease of $0.54 million; increase in loan volume which resulted in an increase of $0.42 million; changes in prepayment and curtailment rates resulting in a decrease of $0.24 million; increases in historical loss rates resulting in an increase of $0.18 million; increase in the individually analyzed loans reserve of $0.23 million; and increases in qualitative factors determined necessary by management which resulted in an increase of $0.33 million.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans decreased $0.86 million from December 31, 2021 to March 31, 2022.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 0.59% of loans held for investment as of March 31, 2022 and 0.63% as of December 31, 2021.  The decrease in collateral-dependent loans is due to a decrease in nonaccrual loans of $0.35 million, an increase in 90 days or more accruing loans of $0.68 million and a decrease in TDR loans of $1.17 million from December 31, 2021 to March 31, 2022. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

The Company regularly reviews a substantial portion of the loans in the portfolio and assesses whether the loans share common risk characteristics for which expected credit loss is measured on a pool basis or if the loans do not share common risk characteristics and therefore expected credit loss is measured on an individual loan basis.  If the loans are assessed for credit losses on an individual basis, the Company determines if a specific allowance is appropriate.  In addition, the Company's management also reviews and, where determined necessary, provides allowances for particular loans based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk, including loans that have been restructured or where a TDR is reasonably possible.  Loans that are determined not to be collateral-dependent and for which there are no specific allowances are classified into one or more risk categories and expected credit loss is measured on a pool basis. See Note 1 Adoption of Financial Accounting Standard for further discussion of the allowance for credit losses for loans held for investment.

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

For the three months ended March 31, 2022 and 2021, total operating lease expense was $0.14 million and $0.14 million respectively, and is included in occupancy expenses in the consolidated statements of income. Included in this for the three

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
months ended March 31, 2022 and 2021 were $0.12 million and $0.12 million, respectively, of operating lease costs, $0.01 million and $0.01 million, respectively, of short term lease costs, and $0.01 million and $0.01 million, respectively, of variable lease costs.
For the three months ended March 31, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities was $0.12 million and $0.12 million, respectively.
As of March 31, 2022 and December 31, 2021, operating lease right-of-use assets included in other assets was $2.42 million and $2.47 million respectively. Operating lease liabilities included in other liabilities were $2.49 million and $2.53 million as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the weighted average remaining lease term for operating leases was 9.80 years and 9.94 years, respectively, and the weighted average discount rate for operating leases was 3.49% and 3.49%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of March 31, 2022, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2022 (excluding the three months ended March 31, 2022)	$355
2023	327
2024	260
2025	263
2026	266
Thereafter	1,503
Total lease payments	2,974
Less imputed interest	(488)
Total operating lease liabilities	$2,486

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of March 31, 2022 are as follows:

	March 31, 2022
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$718,938	$718,938	$718,938	$—	$—
Investment securities	692,631	692,631	360,449	332,182	—
Loans held for sale	4,704	4,704	—	4,704	—
Loans
Agricultural	102,486	101,970	—	—	101,970
Commercial and financial	218,807	217,496	—	—	217,496
Real estate:
Construction, 1 to 4 family residential	86,578	86,131	—	—	86,131
Construction, land development and commercial	133,818	132,401	—	—	132,401
Mortgage, farmland	233,263	231,220	—	—	231,220
Mortgage, 1 to 4 family first liens	911,479	909,423	—	—	909,423
Mortgage, 1 to 4 family junior liens	108,281	107,745	—	—	107,745
Mortgage, multi-family	378,797	377,536	—	—	377,536
Mortgage, commercial	397,680	394,636	—	—	394,636
Loans to individuals	30,799	31,017	—	—	31,017
Obligations of state and political subdivisions	49,954	50,220	—	—	50,220
Accrued interest receivable	12,946	12,946	—	12,946	—
Total financial instrument assets	$4,081,161	$4,069,014	$1,079,387	$349,832	$2,639,795
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$625,522	$625,522	$—	$625,522	$—
Interest-bearing deposits	3,036,062	3,042,148	—	3,042,148	—
Accrued interest payable	1,084	1,084	—	1,084	—
Total financial instrument liabilities	$3,662,668	$3,668,754	$—	$3,668,754	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$733,631	$—	$—	$—	$—
Letters of credit	6,899	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$740,530	$—	$—	$—	$—
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2021 are as follows:

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
 Considered Level 1 under ASC 820.
(1)Considered Level 2 under ASC 820.
(2)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable. Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the three months ended March 31, 2022. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$360,449	$—	$—	$360,449
State and political subdivisions	—	245,172	—	245,172
Mortgage-backed securities and collateralized mortgage obligations	—	49,283	—	49,283
Other securities (FHLB, FHLMC and FNMA)	—	32,865	—	32,865
Total	$360,449	$327,320	$—	$687,769

	December 31, 2021
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$243,925	$—	$—	$243,925
State and political subdivisions	—	263,516	—	263,516
Mortgage-backed securities and collateralized mortgage obligations	—	9,446	—	9,446
Other securities (FHLB, FHLMC and FNMA)	—	34,467	—	34,467
Total	$243,925	$307,429	$—	$551,354

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2022 and the year ended December 31, 2021.

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

	March 31, 2022				Three Months Ended March 31, 2022
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$221	$221	$—
Commercial and financial	—	—	1,416	1,416	—
Real Estate:
Construction, 1 to 4 family residential	—	—	440	440	—
Construction, land development and commercial	—	—	96	96	—
Mortgage, farmland	—	—	874	874	—
Mortgage, 1 to 4 family first liens	—	—	5,406	5,406	65
Mortgage, 1 to 4 family junior liens	—	—	206	206	5
Mortgage, multi-family	—	—	1,451	1,451	—
Mortgage, commercial	—	—	3,793	3,793	—
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—
Total	$—	$—	$13,903	$13,903	$70

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

Index

Note 8.Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2023.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,431,156 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2022.  Of these 1,431,156 shares, 26,412 shares were purchased during the quarter ended March 31, 2022, at an average price per share of $68.73.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $93.80 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022	December 31, 2021
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$81,337	$78,961
Credit cards	67,652	65,913
Commercial, real estate and home construction	209,594	170,539
Commercial lines and real estate purchase loans	375,048	298,911
Outstanding letters of credit	6,899	7,179

Note 10.Income Taxes

Federal income tax expense for the three months ended March 31, 2022 and 2021 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2021, 2020, and 2019 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2021, 2020, and 2019 remain open for examination.  There were no material unrecognized tax benefits at March 31, 2022  and December 31, 2021 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of March 31, 2022, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending March 31, 2023. Income taxes as a percentage of income before taxes were 20.97% for the three months ended March 31, 2022 and 22.29% for the same period in 2021.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, the following:

•The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets. This includes current concerns related to higher inflation, rising energy prices, the Russia-Ukraine war and supply chain imbalances.

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

Economic Environment

The U.S. economy continued its recovery during the first quarter of 2022 despite pressures from higher inflation and rising energy prices as well as concerns over the Russia-Ukraine war and the continued economic uncertainty caused by the COVID-19 pandemic. Inflation remains elevated, reflecting supply and demand imbalances related to the pandemic and higher energy prices as well as other broader price pressures, and is currently forecast to exceed an annual rate of 7.0 percent in the first quarter of 2022, well above the FRB's target inflation rate. In addition, the Russia-Ukraine war and related events are likely to create additional upward pressure on inflation and weigh on economic activity. As previously discussed, the COVID-19 pandemic has resulted in disruption to business and economic activity. While the Omicron variant took COVID-19 infection rates to a new high in January 2022, COVID-19 cases declined by the end of the first quarter. However, the duration of the pandemic, including the emergence of new variants, and the ultimate repercussions continue to remain unclear. U.S. Gross Domestic Product ("GDP") is currently forecast to grow at an annual rate in excess of 1.0 percent in the first quarter of 2022, while the U.S. economy added over 450 thousand jobs during the first quarter of 2022 and the total unemployment rate fell to 3.6 percent at March 2022 as compared with 3.9 percent at December 2021. In March 2022, the FRB increased short-term interest rates by 25 basis points and indicated that ongoing increases in short-term interest rates will occur in 2022 in order to fight inflation.

Although the U.S. economy continued to grow during the first quarter of 2022, the impacts of higher inflation, rising energy prices and the Russia-Ukraine war, in addition to the continuing impact of the COVID-19 pandemic on economic conditions both in the United States and abroad, have created significant uncertainty about the future economic environment which will continue to evolve and impact our business in future periods. Concerns over interest rate levels, energy prices, domestic and global policy issues, trade policy in the U.S. and geopolitical events, as well as the implications of those events on the markets in general, further add to the global uncertainty. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2022 and beyond. Each of the developments described above, or any combination of them, could adversely affect our business, financial condition and results of operations.

Our credit administration continues to closely monitor and analyze the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors. Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, senior management is cautiously optimistic that the Company is positioned to continue managing the impact of the varied set of risks and uncertainties currently impacting the economy and remain adequately capitalized. However, the Company may be required to make additional loan loss provisions as warranted by the extremely fluid economic condition.

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

Index

HILLS BANCORPORATION
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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At March 31, 2022, the Bank has nineteen full-service locations.

Net income for the three month period ended March 31, 2022 was $10.65 million compared to $15.20 million for the same three months of 2021, a decrease of 29.91%.  The $4.55 million decrease in net income was caused by a number of factors.  The principal factors in the decrease in net income for the first three months of 2022 are a credit loss expense of $1.10 million, primarily due to increased outstanding loan commitments; a decrease in noninterest income of $1.56 million; and a decrease in net interest income of $1.05 million.

The Company achieved a return on average assets of 1.09% and a return on average equity of 10.23% for the twelve months ended March 31, 2022, compared to the twelve months ended March 31, 2021, which were 1.29% and 11.67%, respectively. The return on average assets and return on average equity for the three months ended March 31, 2022 were 1.07% and 10.08%, respectively, compared to the three months ended March 31, 2021, which were 1.60% and 14.88%, respectively.  Dividends of $1.00 per share were paid in January 2022 to 2,727 shareholders.  The dividend paid in January 2021 was $0.94 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 2.64% for the three months ended March 31, 2022 compared to 2.90% for the same three months of 2021.  Average earning assets were $3.942 billion year to date in 2022 and $3.734 billion in 2021.

Highlights noted on the balance sheet as of March 31, 2022 for the Company included the following:

•Total assets were $4.153 billion, an increase of $108.29 million since December 31, 2021.
•Cash and cash equivalents were $718.94 million, a decrease of $62.98 million since December 31, 2021. A portion of the decrease can be attributed to increased investments in U.S Treasury and mortgage-backed securities of approximately $156.4 million since December 31, 2021. Also, cash and cash equivalents included approximately $100 million of temporary public funds.
•Net loans were $2.657 billion, an increase of $25.87 million since December 31, 2021. The increase is primarily attributable to approximately $15.2 million growth in construction loans and $10.2 million growth in 1-4 family first mortgages since December 31, 2021. Loans held for sale decreased $1.01 million since December 31, 2021.
•Deposits increased $127.59 million since December 31, 2021. A portion of the increase can be attributed to increased savings with the current negative economic environment due to the pandemic. Also, deposit growth included approximately $100 million in temporary public funds.

Reference is made to Note 7 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION
Financial Condition

The ongoing fallout from the COVID-19 pandemic, including lingering supply chain and labor market disruptions, as well as significant inflationary pressures have created significant uncertainty regarding projecting loan demand throughout 2022. However, outstanding loan commitments continue to be significantly elevated compared to historical levels.

The following table sets forth the composition of the loan portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$104,900	3.90%	$106,933	4.02%
Commercial and financial	223,702	8.32	222,002	8.35
Real estate:
Construction, 1 to 4 family residential	87,390	3.25	80,486	3.03
Construction, land development and commercial	135,353	5.04	127,021	4.77
Mortgage, farmland	236,573	8.80	232,744	8.75
Mortgage, 1 to 4 family first liens	919,734	34.22	909,564	34.19
Mortgage, 1 to 4 family junior liens	111,278	4.14	114,342	4.30
Mortgage, multi-family	381,942	14.21	382,792	14.39
Mortgage, commercial	404,769	15.06	401,377	15.09
Loans to individuals	31,568	1.17	32,687	1.23
Obligations of state and political subdivisions	50,397	1.89	50,285	1.88
	$2,687,606	100.00%	$2,660,233	100.00%
Net unamortized fees and costs	186		299
	$2,687,792		$2,660,532
Less allowance for credit losses	35,850		35,470
	$2,651,942		$2,625,062

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

Index

HILLS BANCORPORATION
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

The following table presents the allowance for credit losses as of March 31, 2022 and December 31, 2021 by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans:

	March 31, 2022			December 31, 2021
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,414	6.73%	3.90%	$2,261	6.37%	4.02%
Commercial and financial	4,895	13.65	8.32	4,269	12.04	8.35
Real estate:
Construction, 1 to 4 family residential	812	2.26	3.25	818	2.31	3.03
Construction, land development and commercial	1,535	4.28	5.04	1,482	4.18	4.77
Mortgage, farmland	3,310	9.23	8.80	3,433	9.68	8.75
Mortgage, 1 to 4 family first liens	8,441	23.56	34.22	8,340	23.52	34.19
Mortgage, 1 to 4 family junior liens	2,997	8.36	4.14	3,158	8.90	4.30
Mortgage, multi-family	3,145	8.77	14.21	3,715	10.47	14.39
Mortgage, commercial	7,089	19.77	15.06	6,783	19.12	15.09
Loans to individuals	769	2.15	1.17	771	2.17	1.23
Obligations of state and political subdivisions	443	1.24	1.89	440	1.24	1.88
	$35,850	100.00%	100.00%	$35,470	100.00%	100.00%

The allowance for credit losses (ACL) totaled $35.85 million at March 31, 2022 compared to the allowance for loan losses under the incurred loss method of $35.47 million at December 31, 2021. The percentage of the allowance to outstanding loans was 1.33% and 1.33% at March 31, 2022 and December 31, 2021, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding. The changes in the ACL in 2022 compared to December 31, 2021 is the result of the following factors: improvements in the economic factor forecasts, primarily Iowa unemployment, used in the ACL calculation which resulted in a decrease of $0.54 million; increase in loan volume which resulted in an increase of $0.42 million; changes in prepayment and curtailment rates resulting in a decrease of $0.24 million; increases in historical loss rates resulting in an increase of $0.18 million; increase in the individually analyzed loans reserve of $0.23 million; and increases in qualitative factors determined necessary by management which resulted in an increase of $0.33 million.

Index

HILLS BANCORPORATION

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

Management has determined that the allowance for credit losses was adequate at March 31, 2022, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry data. This review encompasses levels of total collateral-dependent loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Investment securities available for sale held by the Company increased by $136.42 million from December 31, 2021 to March 31, 2022.  The fair value of securities available for sale was $27.80 million less than the amortized cost of such securities as of March 31, 2022.  At December 31, 2021, the fair value of the securities available for sale was $1.97 million more than the amortized cost of such securities.

Deposits increased $127.59 million in the first three months of 2022 primarily due to the increase in temporary public funds for property taxes. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $51.60 million as of March 31, 2022 with an average rate of 0.37%.  Brokered deposits were $51.59 million as of December 31, 2021 with an average interest rate of 0.36%. As of March 31, 2022 and December 31, 2021, brokered deposits were 1.41% and 1.46% of total deposits, respectively.

There were no Federal Home Loan Bank (FHLB) borrowings as of March 31, 2022 and December 31, 2021. The FHLB funding source is considered when loan growth exceeds core deposit increases and the interest rates on funds borrowed from the FHLB are favorable compared to other funding alternatives.

Dividends and Equity

In January 2022, Hills Bancorporation paid a dividend of $9.31 million or $1.00 per share.  The dividend paid in January 2021 was $0.94 per share. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of March 31, 2022 totaled $414.16 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. The Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9%. The CARES Act reduced the minimum ratio to 8% beginning in the 2nd quarter of 2020 through December 31, 2020, increasing to 8.5% for 2021 and returning to 9% beginning January 1, 2022. As of March 31, 2022 and December 31, 2021, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of March 31, 2022 and December 31, 2021 are presented below (amounts in thousands):

Index

HILLS BANCORPORATION

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of March 31, 2022:
Company:
Community Bank Leverage ratio	$484,461	11.99%	9.000%

Bank:
Community Bank Leverage ratio	485,045	12.01	9.000

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2021:
Company:
Community Bank Leverage ratio	$484,486	11.80%	8.50%

Bank:
Community Bank Leverage ratio	484,429	11.80	8.50

Index

HILLS BANCORPORATION
Discussion of operations for the three months ended March 31, 2022 and 2021

Net Income Overview
Net income decreased $4.55 million for the three months ended March 31, 2022 compared to the first three months of 2021.  Total net income was $10.65 million in 2022 and $15.20 million in the comparable period in 2021, a decrease of 29.91%.  The changes in net income in 2022 from the first three months of 2021 were primarily the result of the following:

•Net interest income decreased by $1.05 million, before credit loss expense, attributable in large part to decreased PPP loan fees of $1.88 million compared to the three months ended March 31, 2021.
•For the three months ended March 31, 2022, a credit loss expense was recorded totaling $1.10 million. This represents an increase in expense of $4.09 million from the reversal of credit loss reserves of $2.98 million for the three months ended March 31, 2021.
•Noninterest income decreased by $1.56 million.
•Noninterest expenses decreased by $0.62 million.
•Income tax expense decreased by $1.53 million.
For the three month period ended March 31, 2022 and March 31, 2021 basic earnings per share was $1.15 and $1.63, respectively. Diluted earnings per share was $1.15 for the three months ended March 31, 2022 compared to $1.63 for the same period in 2021.

The Company’s net income for the period was driven primarily by three important factors.  The first important factor is credit loss expense recorded under CECL. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.657 billion at March 31, 2022. Expected credit loss expense is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The expense reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of collateral-dependent loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk. Credit loss expense was $1.10 million in 2022 compared to a reduction of expense of $2.98 million in 2021. The increase in expense when compared to the same period in 2021 is attributable to increases in outstanding loan commitments, loan volume and qualitative factor increases determined by management. The reduction in expense in 2021 was primarily due to the increases to the allowance taken in 2020 in response to the COVID-19 pandemic that were released in 2021. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions, including, but not limited to, conditions associated with the COVID-19 pandemic and the attendant risks and uncertainties related thereto, and asset quality.

The second important factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $25.18 million for the first three months of 2022 was derived from the Company’s $3.942 billion of average earning assets during that period and its tax-equivalent net interest margin of 2.64%.  Average earning assets in the three months ended March 31, 2021 were $3.734 billion and the tax-equivalent net interest margin was 2.90%. Net interest income for the Company decreased primarily as a result of the continued low interest rates on loans resulting in decreased interest income as well as no PPP fee income in 2022 compared to 2021. The Company expects net interest compression to impact earnings for the foreseeable future due to competition for loans and deposits combined with the low interest rate environment in 2021 and 2020 resulting in decreased net interest income. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets, increasing yield on loans and the continued interest rate increases by the Federal Reserve Board.

The third significant factor affecting the Company’s net income is noninterest income, primarily the decrease in net gain on the sale of loans. The net gain on the sale of loans was $0.81 million and $3.00 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of 73.00% for the three months ended March 31, 2022 compared to the same period in 2021. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates as well as the current origination and refinancing activity. The volume has been significantly impacted by the Federal Reserve Board's planned increases of the federal funds rate throughout 2022, resulting in a significant decline in the amount of mortgage loan origination and refinance activity.

Index

HILLS BANCORPORATION

Net Interest Income

Net interest income decreased for the three months ended March 31, 2022 compared to the comparable period in 2021.  The decrease was primarily attributable to decreased PPP loan fees of $1.88 million compared to the three months ended March 31, 2021. The decrease in interest income was partially offset by the decrease in interest expense associated with the low rate environment. Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first three months of 2022 was 2.64% compared to 2.90% in 2021 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2022 compared to the comparable period in 2021 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$(29,345)	(0.48)%	$(623)	$(2,826)	$(3,449)
Taxable securities	147,728	(0.33)	624	(310)	314
Nontaxable securities	42,142	(0.26)	249	(170)	79
Federal funds sold	47,994	0.09	12	159	171
	$208,519		$262	$(3,147)	$(2,885)

Interest expense:
Interest-bearing demand deposits	$143,368	(0.10)%	$(98)	$279	$181
Savings deposits	158,422	(0.05)	(61)	139	78
Time deposits	(99,389)	(0.28)	434	404	838
FHLB borrowings	(105,000)	(2.82)	741	—	741
Interest-bearing other liabilities	(1)	(0.10)	—	—	—
	$97,400		$1,016	$822	$1,838
Change in net interest income			$1,278	$(2,325)	$(1,047)
Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2022	2021
Yield on average interest-earning assets	2.94%	3.43%
Rate on average interest-bearing liabilities	0.42	0.70
Net interest spread	2.52%	2.73%
Effect of noninterest-bearing funds	0.12	0.17
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	2.64%	2.90%

Index

HILLS BANCORPORATION
In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met two times during the first three months of 2022.  The target rate increased to 0.50% as of March 31, 2022.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of March 31, 2022, the rate indexes for the one, three and five year indexes were 1.63%, 2.45% and 2.42%, respectively.  The one year index increased 2,228.72% from 0.07% at March 31, 2021, the three year index increased 600.00% and the five year index increased 163.04%.  The three year index was 0.35% and the five year index was 0.92% at March 31, 2021.  The targeted federal funds rate was 0.50% at March 31, 2022 and 0.25% at March 31, 2021.  The Company anticipates short term and long term rates in the indexes to remain consistent throughout 2021.

Credit Loss Expense

Credit loss expense was $1.10 million for the three months ended March 31, 2022 compared to a reduction of expense of $2.98 million in 2021, an increase of expense of $4.09 million.  Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio. The credit loss expense taken to fund the allowance for credit losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The expense reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of collateral-dependent loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risks. Also, under CECL, a significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment, all-transactions house price index for Iowa and Iowa real gross domestic product. The increase in expense when compared to the same period in 2021 is attributable to increases in outstanding loan commitments, loan volume and qualitative factor increases determined by management. The reduction in expense in 2021 was primarily due to the increases to the allowance taken in 2020 in response to the COVID-19 pandemic that were released in 2021. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions, including, but not limited to, conditions associated with the COVID-19 pandemic and the attendant risks and uncertainties related thereto, and asset quality.

The allowance for credit losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended March 31, 2022 and 2021, recoveries were $0.46 million and $0.72 million, respectively; and charge-offs were $0.34 million in 2022 and $0.17 million in 2021.  The allowance for credit losses totaled $35.85 million at March 31, 2022 compared to $35.47 million as of December 31, 2021.  The allowance represented 1.33% and 1.33% of loans held for investment at March 31, 2022 and December 31, 2021.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$811	$3,003	$(2,192)	(72.99)%
Trust fees	3,268	3,013	255	8.46
Service charges and fees	2,880	2,540	340	13.39
Other noninterest income	518	482	36	7.47
	$7,477	$9,038	$(1,561)	(17.27)

Index

HILLS BANCORPORATION

In the three months ended March 31, 2022 and 2021, the net gain on sale of loans was $0.81 million and $3.00 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity, margin and demand in these types of loans is directly related to the level of interest rates as well as the current origination and refinancing activity. The primary reason for the decrease in 2022 compared to 2021 is the increased mortgage interest rates in the first quarter 2022. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Service charges and fees increased $0.34 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to increased debit and credit card interchange fees from increased volume of transactions.

Other noninterest income categories experienced marginal period-to-period fluctuations for the three months ended March 31, 2022.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$10,396	$10,564	$(168)	(1.59)%
Occupancy	1,132	1,138	(6)	(0.53)
Furniture and equipment	1,697	1,983	(286)	(14.42)
Office supplies and postage	484	454	30	6.61
Advertising and business development	730	535	195	36.45
Outside services	2,950	3,188	(238)	(7.47)
FDIC insurance assessment	281	258	23	8.91
Other noninterest expense	405	579	(174)	(30.05)
	$18,075	$18,699	$(624)	(3.34)

Other noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended March 31, 2022.

Income Taxes

Federal and state income tax expenses were $2.83 million and $4.36 million for the three months ended March 31, 2022 and 2021, respectively. Income taxes as a percentage of income before taxes were 20.97% in 2022 and 22.29% in 2021.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 16.56% of the Company’s total assets at March 31, 2022 compared to 13.63% at December 31, 2021.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of March 31, 2022, the Company had no outstanding borrowings from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $864.08 million at March 31, 2022.

Index

HILLS BANCORPORATION

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $545.04 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2022.

As of March 31, 2022, investment securities with a carrying value of $9.54 million were pledged to collateralize public and trust deposits and other borrowings.  As of December 31, 2021, investment securities with a carrying value of $10.03 million were pledged.

Contractual Obligations

There have been no material changes with regard to contractual obligations disclosed in the Company’s Form 10-K for the year ended December 31, 2021.

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

The Bank's interest rate risk, as monitored by management, has increased since December 31, 2021. Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including domestic and local economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. The FOMC, with particular attention being given to ongoing supply chain disruptions, rising energy and commodity prices and the global economic impact of the Russia-Ukraine conflict, has signaled that additional increases may be appropriate if inflation pressures remain elevated or intensify. Further increases to prevailing interest rates could influence the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings. Moreover, additional and aggressive increases to the target range for the federal funds rate, combined with ongoing geopolitical instability, raise the risk of economic recession. Any such downturn, especially in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s

Index

HILLS BANCORPORATION
internal controls over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2021.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 to January 31	6,505	$68.00	6,505	88,751
February 1 to February 28	16,422	68.75	16,422	72,329
March 1 to March 31	3,485	70.00	3,485	68,844
Total	26,412	$68.73	26,412	68,844

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

HILLS BANCORPORATION

Date:	May 6, 2022	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	May 6, 2022	By: /s/ Joseph A. Schueller
Joseph A. Schueller, Treasurer, Chief Financial Officer and Chief Accounting Officer