Form 10-Q
period 2022-06-30
HILLS BANCORPORATION
filed 2022-08-05
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		July 31, 2022

Common Stock	No par value	9,264,154

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Cash and cash equivalents	$307,493	$781,918
Investment securities available for sale at fair value (amortized cost June 30, 2022 $808,702; December 31, 2021 $549,386)	767,421	551,354
Stock of Federal Home Loan Bank	4,862	4,546
Loans held for sale	1,600	5,716
Loans, net of allowance for credit losses June 30, 2022 $38,260; December 31, 2021 $35,470	2,768,039	2,625,062
Property and equipment, net	33,710	34,290
Tax credit real estate investment	9,587	9,815
Accrued interest receivable	12,739	11,437
Deferred income taxes, net	21,083	9,125
Goodwill	2,500	2,500
Other assets	9,096	8,799
Total Assets	$3,938,130	$4,044,562

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$645,934	$633,101
Interest-bearing deposits	2,799,897	2,900,893
Total deposits	$3,445,831	$3,533,994
Other borrowings	—	249
Accrued interest payable	1,037	1,165
Allowance for credit losses on off-balance sheet credit exposures	5,110	3,850
Other liabilities	19,570	16,841
Total Liabilities	$3,471,548	$3,556,099

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$49,932	$50,013

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued June 30, 2022 10,353,235 shares; December 31, 2021 10,329,493 shares	$—	$—
Paid in capital	62,969	60,938
Retained earnings	487,066	474,392
Accumulated other comprehensive (loss) income	(30,981)	1,477
Treasury stock at cost (June 30, 2022 1,085,825 shares; December 31, 2021 1,029,853 shares)	(52,472)	(48,344)
Total Stockholders' Equity	$466,582	$488,463
Less maximum cash obligation related to ESOP shares	49,932	50,013
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$416,650	$438,450
Total Liabilities & Stockholders' Equity	$3,938,130	$4,044,562

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Loans, including fees	$27,542	$28,752	$53,307	$57,952
Investment securities:
Taxable	2,445	871	3,577	1,689
Nontaxable	996	972	2,000	1,917
Federal funds sold	801	199	1,136	363
Total interest income	$31,784	$30,794	$60,020	$61,921
Interest expense:
Deposits	$3,094	$3,849	$6,150	$8,002
FHLB borrowings	—	749	—	1,490
Total interest expense	$3,094	$4,598	$6,150	$9,492
Net interest income	$28,690	$26,196	$53,870	$52,429
Credit loss expense (benefit)	2,502	(1,659)	3,606	(4,643)
Net interest income after credit loss expense (benefit)	$26,188	$27,855	$50,264	$57,072
Noninterest income:
Net gain on sale of loans	$326	$1,728	$1,137	$4,731
Trust fees	3,211	3,064	6,479	6,077
Service charges and fees	3,282	3,114	6,162	5,654
Other noninterest income	132	76	650	558
	$6,951	$7,982	$14,428	$17,020

Noninterest expenses:
Salaries and employee benefits	$10,776	$10,639	$21,172	$21,203
Occupancy	1,109	1,042	2,241	2,180
Furniture and equipment	1,683	1,888	3,380	3,871
Office supplies and postage	468	386	952	840
Advertising and business development	558	449	1,288	984
Outside services	2,966	3,097	5,916	6,285
FDIC insurance assessment	267	252	548	510
Other noninterest expense	747	466	1,152	1,045
	$18,574	$18,219	$36,649	$36,918
Income before income taxes	$14,565	$17,618	$28,043	$37,174
Income taxes	3,239	4,008	6,065	8,367
Net income	$11,326	$13,610	$21,978	$28,807

Earnings per share:
Basic	$1.22	$1.46	$2.37	$3.09
Diluted	$1.22	$1.46	$2.37	$3.09

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$11,326	$13,610	$21,978	$28,807

Other comprehensive loss
Securities:
Net change in unrealized loss on securities available for sale	$(13,485)	$(805)	$(43,249)	$(4,507)
Income taxes	3,365	201	10,791	1,125
Other comprehensive loss on securities available for sale	$(10,120)	$(604)	$(32,458)	$(3,382)

Other comprehensive loss, net of tax	$(10,120)	$(604)	$(32,458)	$(3,382)

Comprehensive (loss) income	$1,206	$13,006	$(10,480)	$25,425

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended June 30, 2022 and 2021
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, March 31, 2021	$60,611	$441,505	$6,004	$(46,735)	$(48,134)	$413,251
Issuance of 4,096 shares of common stock	153	—	—	110	—	263
Issuance of 1,821 shares of common stock under the employee stock purchase plan	106	—	—	—	—	106
Unearned restricted stock compensation	79	—	—	—	—	79
Forfeiture of 3,455 shares of common stock	(179)	—	—	—	—	(179)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	(592)	(592)
Net income	—	13,610	—	—	—	13,610
Purchase of 8,728 shares of common stock	—	—	—	(562)	—	(562)
Other comprehensive loss	—	—	(604)	—	—	(604)
Balance, June 30, 2021	$60,776	$455,115	$5,400	$(47,187)	$(48,726)	$425,378

Balance, March 31, 2022	$61,334	$475,740	$(20,861)	$(50,112)	$(51,939)	$414,162
Issuance of 24,595 shares of common stock	1,513	—	—	96	—	1,609
Issuance of 1,637 shares of common stock under the employee stock purchase plan	102	—	—	—	—	102
Unearned restricted stock compensation	89	—	—	—	—	89
Forfeiture of 1,193 shares of common stock	(75)	—	—	—	—	(75)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	2,007	2,007
Net income	—	11,326	—	—	—	11,326
Purchase of 34,774 shares of common stock	—	—	—	(2,456)	—	(2,456)
Other comprehensive loss	—	—	(10,120)	—	—	(10,120)
Balance, June 30, 2022	$62,969	$487,066	$(30,981)	$(52,472)	$(49,932)	$416,650

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

Six Months Ended June 30, 2022 and 2021
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2020	$60,233	$439,831	$8,782	$(45,441)	$(47,329)	$416,076
Cumulative change in accounting principle (Note 1)	—	(4,751)	—	—	—	(4,751)
Balance, January 1, 2021 (as adjusted for change in accounting principle)	60,233	435,080	8,782	(45,441)	(47,329)	411,325
Issuance of 4,753 shares of common stock	177	—	—	127	—	304
Issuance of 3,839 shares of common stock under the employee stock purchase plan	220	—	—	—	—	220
Unearned restricted stock compensation	330	—	—	—	—	330
Forfeiture of 3,755 shares of common stock	(196)	—	—	—	—	(196)
Share-based compensation	12	—	—	—	—	12
Change related to ESOP shares	—	—	—	—	(1,397)	(1,397)
Net income	—	28,807	—	—	—	28,807
Cash dividends ($0.94 per share)	—	(8,772)	—	—	—	(8,772)
Purchase of 29,580 shares of common stock	—	—	—	(1,873)	—	(1,873)
Other comprehensive loss	—	—	(3,382)	—	—	(3,382)
Balance, June 30, 2021	$60,776	$455,115	$5,400	$(47,187)	$(48,726)	$425,378

Balance, December 31, 2021	$60,938	$474,392	$1,477	$(48,344)	$(50,013)	$438,450
Issuance of 29,934 shares of common stock	1,702	—	—	144	—	1,846
Issuance of 3,434 shares of common stock under the employee stock purchase plan	212	—	—	—	—	212
Unearned restricted stock compensation	355	—	—	—	—	355
Forfeiture of 4,412 shares of common stock	(250)	—	—	—	—	(250)
Share-based compensation	12	—	—	—	—	12
Change related to ESOP shares	—	—	—	—	81	81
Net income	—	21,978	—	—	—	21,978
Cash dividends ($1.00 per share)	—	(9,304)	—	—	—	(9,304)
Purchase of 61,186 shares of common stock	—	—	—	(4,272)	—	(4,272)
Other comprehensive loss	—	—	(32,458)	—	—	(32,458)
Balance, June 30, 2022	$62,969	$487,066	$(30,981)	$(52,472)	$(49,932)	$416,650

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$21,978	$28,807
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,393	1,617
Credit loss expense (benefit)	3,606	(4,643)
Forfeiture of common stock	(250)	(196)
Share-based compensation	12	12
Compensation expensed through issuance of common stock	365	304
Provision for deferred income taxes	(1,167)	782
Net gain on sale of other real estate owned and other repossessed assets	(62)	(25)
(Increase) decrease in accrued interest receivable	(1,302)	546
Amortization of premium on investment securities, net	828	549
(Increase) decrease in other assets	(300)	262
Amortization of operating lease right-of-use assets	106	213
Increase in accrued interest payable and other liabilities	2,956	2,321
Loans originated for sale	(75,480)	(252,653)
Proceeds on sales of loans	80,733	285,744
Net gain on sales of loans	(1,137)	(4,731)
Net cash and cash equivalents provided by operating activities	$32,279	$58,909

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$81,746	$59,538
Purchases of investment securities available for sale	(341,891)	(124,706)
Purchases of stock of Federal Home Loan Bank	(316)	(575)
Loans made to customers, net of collections	(145,487)	26,984
Proceeds on sale of other real estate owned and other repossessed assets	124	70
Purchases of property and equipment	(813)	(701)
Investment in tax credit real estate	—	(4,183)
Net changes from tax credit real estate investment	228	504
Net cash and cash equivalents used in investing activities	$(406,409)	$(43,069)

Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(88,163)	$129,347
Net (decrease) increase in short-term borrowings	(249)	108
Issuance of common stock, net of costs	1,243	—
Stock options exercised	238	—
Purchase of common stock	(4,272)	(1,873)
Proceeds from the issuance of common stock through the employee stock purchase plan	212	220
Dividends paid	(9,304)	(8,772)
Net cash and cash equivalents (used in) provided by financing activities	$(100,295)	$119,030

(Continued)

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Six Months Ended June 30,
	2022	2021
(Decrease) increase in cash and cash equivalents	$(474,425)	$134,870
Cash and cash equivalents:
Beginning of period	781,918	574,310
End of period	$307,493	$709,180

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$6,278	$8,429
Interest paid on other obligations	—	1,490
Income taxes paid	5,171	5,015

Noncash activities:
(Decrease) increase in maximum cash obligation related to ESOP shares	$(81)	$1,397

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

Operating results for the six month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2021 filed with the Securities Exchange Commission on March 4, 2022.  The consolidated balance sheet as of December 31, 2021, has been derived from the audited consolidated financial statements for that period.

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

Certain Significant Estimates:

The allowance for credit losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at June 30, 2022 may change in the near-term and the effect could be material to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of June 30, 2022, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of June 30, 2022.

Tax Credit Real Estate:

Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of June 30, 2022. The Bank has a 99% or greater limited partnership interest in each limited partnership. The investment in each was completed after the projects had been developed by the general partner. On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if an allowance for credit losses is necessary. The allowance for credit losses is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, the allowance for credit losses would be established with a charge to credit loss expense. There were no indications of impairment based on management's evaluation and therefore no allowance for credit losses was determined necessary as of June 30, 2022. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Available-for-sale debt securities and the allowance for credit losses on available-for-sale debt securities: Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of June 30, 2022 or 2021. Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income ("OCI"). Premiums on debt securities are amortized to the earliest call date and discounts on debt securities are accreted over the period to maturity of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Accrued interest receivable on AFS debt securities totaled $3.00 million at June 30, 2022 and is excluded from the estimate of credit losses.

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

Loans held for investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses ("ACL"). Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $9.74 million at June 30, 2022 and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common shares outstanding at the beginning of the period	9,277,145	9,312,518	9,299,640	9,330,995
Weighted average number of net shares redeemed	(5,420)	(3,315)	(18,484)	(15,711)
Weighted average shares outstanding (basic)	9,271,725	9,309,203	9,281,156	9,315,284
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	1,581	3,567	2,348	3,546
Weighted average number of shares (diluted)	9,273,306	9,312,770	9,283,504	9,318,830
Net income (In thousands)	$11,326	$13,610	$21,978	$28,807
Earnings per share:
Basic	$1.22	$1.46	$2.37	$3.09
Diluted	$1.22	$1.46	$2.37	$3.09

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3.Accumulated Other Comprehensive Income

The following table summarizes the balances of each component of accumulated other comprehensive (loss) income (AOCI), included in stockholders’ equity, at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(amounts in thousands)
Net unrealized (loss) gain on available-for-sale securities	$(41,281)	$1,968
Tax effect	10,300	(491)
Net-of-tax amount	$(30,981)	$1,477

Note 4.Securities

The carrying values of investment securities at June 30, 2022 and December 31, 2021 are summarized in the following table (dollars in thousands):

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$462,110	60.22%	$243,925	44.24%
Other securities (FHLB, FHLMC and FNMA)	32,624	4.25	34,467	6.25
State and political subdivisions	217,714	28.37	263,516	47.80
Mortgage-backed securities and collateralized mortgage obligations	54,973	7.16	9,446	1.71
Total securities available for sale	$767,421	100.00%	$551,354	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of June 30, 2022 and December 31, 2021, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. There were no trading or held to maturity securities as of June 30, 2022 or December 31, 2021.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The carrying amount of available-for-sale securities, fair values and allowance for credit losses were as follows as of June 30, 2022 and December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
June 30, 2022
U.S. Treasury	$478,089	$20	$(15,999)	$—	$462,110
Other securities (FHLB, FHLMC and FNMA)	35,304	—	(2,680)	—	32,624
State and political subdivisions	235,895	273	(18,454)	—	217,714
Mortgage-backed securities and collateralized mortgage obligations	59,414	—	(4,441)	—	$54,973
Total	$808,702	$293	$(41,574)	$—	$767,421
December 31, 2021:
U.S. Treasury	$244,192	$2,011	$(2,278)	$—	$243,925
Other securities (FHLB, FHLMC and FNMA)	35,353	—	(886)	—	34,467
State and political subdivisions	260,266	4,420	(1,170)	—	263,516
Mortgage-backed securities and collateralized mortgage obligations	9,575	—	(129)	—	9,446
Total	$549,386	$6,431	$(4,463)	$—	$551,354

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at June 30, 2022, were as follows (in thousands) below. Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due in one year or less	$60,747	$60,544
Due after one year through five years	542,184	522,784
Due after five years through ten years	106,135	96,774
Due over ten years	40,222	32,346
	$749,288	$712,448
Mortgage-backed securities and collateralized mortgage obligations	59,414	54,973
	$808,702	$767,421

As of June 30, 2022, investment securities with a carrying value of $9.38 million were pledged to collateralize other borrowings. As of June 30, 2022, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

There were no sales of available-for-sale securities for the six months ended June 30, 2022 and 2021.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021 (in thousands):

	Less than 12 months				12 months or more				Total
June 30, 2022 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	132	$411,292	$(13,840)	3.37%	12	$28,357	$(2,159)	7.61%	144	$439,649	$(15,999)	3.64%

Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	14	32,623	(2,680)	8.22	14	32,623	(2,680)	8.22

State and political subdivisions	605	151,886	(14,906)	9.81	71	27,058	(3,548)	13.11	676	178,944	(18,454)	10.31

Mortgage-backed securities and collateralized mortgage obligations	17	52,956	(4,144)	7.83	1	2,017	(297)	14.72	18	54,973	(4,441)	8.08

Total temporarily impaired securities	754	$616,134	$(32,890)	5.34%	98	$90,055	$(8,684)	9.64%	852	$706,189	$(41,574)	5.89%

	Less than 12 months				12 months or more				Total
December 31, 2021 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	55	$136,867	$(2,203)	1.61%	1	$2,416	$(75)	3.10%	56	$139,283	$(2,278)	1.64%

Other securities (FHLB, FHLMC and FNMA)	5	12,484	(303)	2.43	9	21,984	(583)	2.65	14	34,468	(886)	2.57

State and political subdivisions	231	70,542	(1,055)	1.50	14	9,248	(115)	1.24	245	79,790	(1,170)	1.47

Mortgage-backed securities and collateralized mortgage obligations	4	9,446	(129)	1.37	—	—	—	—	4	9,446	(129)	1.37

Total temporarily impaired securities	295	$229,339	$(3,690)	1.61%	24	$33,648	$(773)	2.30%	319	$262,987	$(4,463)	1.70%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are not attributable to credit losses.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of June 30, 2022. The fair value is expected to recover as the securities approach maturity. The U.S. Treasury and other securities are issued and guaranteed by U.S. government-sponsored entities and agencies. The mortgage-backed securities and collateralized mortgage obligations have implied U.S. government guarantees of the agency

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
securities. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of June 30, 2022.

Note 5.Loans

Classes of loans are as follows:

	June 30, 2022	December 31, 2021
	(Amounts In Thousands)
Agricultural	$96,917	$106,933
Commercial and financial	228,675	222,002
Real estate:
Construction, 1 to 4 family residential	86,279	80,486
Construction, land development and commercial	149,838	127,021
Mortgage, farmland	240,811	232,744
Mortgage, 1 to 4 family first liens	996,935	909,564
Mortgage, 1 to 4 family junior liens	115,731	114,342
Mortgage, multi-family	399,360	382,792
Mortgage, commercial	407,343	401,377
Loans to individuals	34,001	32,687
Obligations of state and political subdivisions	50,173	50,285
	$2,806,063	$2,660,233
Net unamortized fees and costs	236	299
	$2,806,299	$2,660,532
Less allowance for credit losses	38,260	35,470
	$2,768,039	$2,625,062

As of June 30, 2022 and December 31, 2021, the Company has outstanding balances of $0.07 million and $5.34 million, respectively, of loans issued under the Paycheck Protection Program (PPP). For the six months ended June 30, 2022 and 2021, the Company recognized none and $3.23 million, respectively, of deferred PPP loan fees in interest income.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses, the allowance for credit losses applicable to individually evaluated loans and the related loan balance of individually evaluated loans for the three and six months ended June 30, 2022 were as follows:

	Three Months Ended June 30, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance	$2,414	$4,895	$2,347	$3,310	$11,438	$10,234	$1,212	$35,850
Charge-offs	(1)	(243)	—	(20)	(109)	—	(76)	(449)
Recoveries	54	89	2	247	336	28	21	777
Credit loss expense (benefit)	(202)	453	423	(207)	568	971	76	2,082

Ending balance	$2,265	$5,194	$2,772	$3,330	$12,233	$11,233	$1,233	$38,260

	Six Months Ended June 30, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470
Charge-offs	(1)	(291)	—	(20)	(249)	(1)	(226)	(788)
Recoveries	68	212	5	290	543	50	64	1,232
Credit loss expense (benefit)	(63)	1,004	467	(373)	441	686	184	2,346

Ending balance	$2,265	$5,194	$2,772	$3,330	$12,233	$11,233	$1,233	$38,260

Ending balance, individually evaluated for credit losses	$—	$5	$55	$—	$15	$314	$—	$389

Ending balance, collectively evaluated for credit losses	$2,265	$5,189	$2,717	$3,330	$12,218	$10,919	$1,233	$37,871

Loans:
Ending balance	$96,917	$228,675	$236,117	$240,811	$1,112,666	$806,703	$84,174	$2,806,063

Ending balance, individually evaluated for credit losses	$207	$1,637	$392	$1,747	$5,351	$4,628	$—	$13,962

Ending balance, collectively evaluated for credit losses	$96,710	$227,038	$235,725	$239,064	$1,107,315	$802,075	$84,174	$2,792,101

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses for the three and six months ended June 30, 2021 were as follows:

	Three Months Ended June 30, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance	$2,147	$5,114	$2,288	$4,668	$11,496	$9,621	$1,286	$36,620
Charge-offs	—	(46)	(3)	(1)	(7)	(10)	(30)	(97)
Recoveries	57	301	57	25	269	77	40	826
Credit loss expense (benefit)	(149)	(567)	141	212	(879)	19	(186)	(1,409)
Ending balance	$2,055	$4,802	$2,483	$4,904	$10,879	$9,707	$1,110	$35,940

	Six Months Ended June 30, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070
Impact of adopting ASC 326	(328)	298	327	763	522	1,396	(232)	2,746
Charge-offs	—	(76)	(3)	(1)	(82)	(10)	(96)	(268)
Recoveries	89	535	91	25	508	216	77	1,541
Credit loss (benefit)	(214)	(840)	(251)	(56)	(2,437)	(1,310)	(41)	(5,149)
Ending balance	$2,055	$4,802	$2,483	$4,904	$10,879	$9,707	$1,110	$35,940

Ending balance, individually evaluated for credit losses	$—	$54	$125	$—	$51	$162	$6	$398

Ending balance, collectively evaluated for credit losses	$2,055	$4,748	$2,358	$4,904	$10,828	$9,545	$1,104	$35,542

Loans:
Ending balance	$89,694	$269,752	$191,499	$250,610	$998,989	$798,617	$84,608	$2,683,769

Ending balance, individually evaluated for credit losses	$1,094	$1,601	$611	$1,575	$6,175	$6,294	$6	$17,356

Ending balance, collectively evaluated for credit losses	$88,600	$268,151	$190,888	$249,035	$992,814	$792,323	$84,602	$2,666,413

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses for off-balance sheet credit exposures for the three and six months ended June 30, 2022 were as follows:

	Three Months Ended June 30, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance	$513	$1,420	$1,126	$100	$925	$593	$13	$4,690
Credit loss expense (benefit)	146	356	56	15	100	(293)	40	420
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$659	$1,776	$1,182	$115	$1,025	$300	$53	$5,110

	Three Months Ended June 30, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance	$443	$1,824	$933	$202	$646	$250	$42	$4,340
Credit loss expense (benefit)	51	(295)	(69)	(95)	145	25	(12)	(250)
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$494	$1,529	$864	$107	$791	$275	$30	$4,090

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended June 30, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance	$383	$1,118	$849	$113	$794	$559	$34	$3,850
Credit loss expense (benefit)	276	658	333	2	231	(259)	19	1,260
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$659	$1,776	$1,182	$115	$1,025	$300	$53	$5,110

	Six Months Ended June 30, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance, prior to adoption of ASC 326	$—	$—	$—	$—	$—	$—	$—	$—
Impact of adopting ASC 326	385	1,585	736	180	471	212	15	3,584
Credit loss expense (benefit)	109	(56)	128	(73)	320	63	15	506
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$494	$1,529	$864	$107	$791	$275	$30	$4,090

Credit loss expense for off-balance sheet credit exposures is included in credit loss expense on the consolidated statement of income for the six months ended June 30, 2022 and 2021.

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

The following tables present the credit quality indicators and origination years by type of loan in each category as of June 30, 2022 (amounts in thousands):

	Agricultural
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$753	$55	$231	$58	$7	$—	$2,511	$3,615
Good	1,978	642	1,241	473	37	26	3,589	7,986
Satisfactory	10,319	4,783	3,080	1,396	1,483	121	19,751	40,933
Monitor	9,353	3,276	2,547	947	501	225	23,031	39,880
Special Mention	825	80	260	3	183	—	1,092	2,443
Substandard	—	—	35	58	—	—	1,967	2,060
Total	$23,228	$8,836	$7,394	$2,935	$2,211	$372	$51,941	$96,917

	Commercial and Financial
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$692	$825	$600	$3	$208	$8	$3,775	$6,111
Good	7,000	10,388	3,379	727	163	1,449	11,165	34,271
Satisfactory	26,391	32,870	14,552	5,754	2,741	1,433	46,196	129,937
Monitor	10,748	11,002	7,108	1,501	815	643	21,034	52,851
Special Mention	397	417	403	207	46	10	442	1,922
Substandard	1,143	395	—	56	—	—	1,989	3,583
Total	$46,371	$55,897	$26,042	$8,248	$3,973	$3,543	$84,601	$228,675

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Construction, 1 to 4 Family Residential
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$376	$376
Good	313	—	—	—	—	—	22,614	22,927
Satisfactory	1,869	4,375	—	—	—	—	42,724	48,968
Monitor	500	415	—	—	—	—	12,988	13,903
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	105	—	—	—	—	—	105
Total	$2,682	$4,895	$—	$—	$—	$—	$78,702	$86,279

	Real Estate: Construction, Land Development and Commercial
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$138	$—	$138
Good	2,220	2,164	1,101	—	—	382	17,405	23,272
Satisfactory	12,733	12,602	2,278	1,426	257	953	55,235	85,484
Monitor	3,407	4,628	237	7	35	73	25,270	33,657
Special Mention	—	—	—	—	—	—	—	—
Substandard	7,000	191	96	—	—	—	—	7,287
Total	$25,360	$19,585	$3,712	$1,433	$292	$1,546	$97,910	$149,838

	Real Estate: Mortgage, Farmland
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$3,142	$58	$303	$75	$—	$4	$125	$3,707
Good	16,970	13,621	8,187	1,652	1,042	5,041	5,329	51,842
Satisfactory	32,771	45,082	22,287	3,419	6,652	10,367	8,397	128,975
Monitor	25,472	6,773	6,133	3,932	898	1,065	4,474	48,747
Special Mention	4,187	96	280	286	303	28	—	5,180
Substandard	1,021	1,045	—	60	44	190	—	2,360
Total	$83,563	$66,675	$37,190	$9,424	$8,939	$16,695	$18,325	$240,811

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, 1 to 4 Family First Liens
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$2,276	$456	$267	$—	$13	$527	$—	$3,539
Good	19,280	5,065	9,391	2,404	2,208	10,825	2,181	51,354
Satisfactory	190,737	212,478	150,566	57,191	53,518	148,026	11,104	823,620
Monitor	17,804	23,059	28,049	4,834	5,525	12,069	4,675	96,015
Special Mention	988	1,591	3,204	1,026	1,067	4,481	—	12,357
Substandard	313	1,356	1,672	732	1,230	4,747	—	10,050
Total	$231,398	$244,005	$193,149	$66,187	$63,561	$180,675	$17,960	$996,935

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$17	$—	$10	$—	$—	$—	$9	$36
Good	239	191	593	94	—	566	1,166	2,849
Satisfactory	7,411	11,978	8,706	4,956	5,624	9,004	58,495	106,174
Monitor	417	293	731	84	290	246	2,827	4,888
Special Mention	31	133	344	33	43	202	106	892
Substandard	24	60	203	103	61	64	377	892
Total	$8,139	$12,655	$10,587	$5,270	$6,018	$10,082	$62,980	$115,731

	Real Estate: Mortgage, Multi-Family
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$300	$2,493	$4,397	$—	$—	$666	$—	$7,856
Good	18,486	16,522	17,353	54	—	8,930	—	61,345
Satisfactory	49,308	104,276	41,362	2,424	479	14,928	16,736	229,513
Monitor	43,826	23,869	26,919	173	—	1,357	4,502	100,646
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$111,920	$147,160	$90,031	$2,651	$479	$25,881	$21,238	$399,360

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Commercial
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$2,154	$587	$16,045	$—	$—	$1,227	$—	$20,013
Good	18,010	24,265	21,249	2,125	1,314	6,027	9,533	82,523
Satisfactory	36,176	66,129	41,503	11,320	9,611	19,860	18,189	202,788
Monitor	30,649	11,130	31,615	3,853	1,440	8,090	4,732	91,509
Special Mention	—	5,955	467	170	—	793	—	7,385
Substandard	267	569	1,862	129	199	99	—	3,125
Total	$87,256	$108,635	$112,741	$17,597	$12,564	$36,096	$32,454	$407,343

	Loans to Individuals
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$8	$—	$—	$—	$—	$—	$—	$8
Good	22	—	—	45	—	2	1	70
Satisfactory	7,782	8,686	3,680	1,359	602	11,023	76	33,208
Monitor	186	225	74	27	32	—	3	547
Special Mention	42	37	29	2	2	—	1	113
Substandard	20	19	7	6	—	—	3	55
Total	$8,060	$8,967	$3,790	$1,439	$636	$11,025	$84	$34,001

	Obligations of State and Political Subdivisions
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$5,313	$—	$5,313
Good	—	—	1,927	—	—	8,692	—	10,619
Satisfactory	2,613	844	2,005	1,530	593	14,437	9,125	31,147
Monitor	—	—	849	192	245	1,808	—	3,094
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$2,613	$844	$4,781	$1,722	$838	$30,250	$9,125	$50,173

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of June 30, 2022 and December 31, 2021 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
June 30, 2022
Agricultural	$213	$80	$—	$293	$96,624	$96,917	$—
Commercial and financial	948	59	200	1,207	227,468	228,675	200
Real estate:
Construction, 1 to 4 family residential	623	104	—	727	85,552	86,279	—
Construction, land development and commercial	495	191	96	782	149,056	149,838	—
Mortgage, farmland	223	—	60	283	240,528	240,811	—
Mortgage, 1 to 4 family first liens	930	2,492	2,036	5,458	991,477	996,935	285
Mortgage, 1 to 4 family junior liens	101	198	120	419	115,312	115,731	—
Mortgage, multi-family	—	—	—	—	399,360	399,360	—
Mortgage, commercial	296	—	1,339	1,635	405,708	407,343	187
Loans to individuals	162	39	—	201	33,800	34,001	—
Obligations of state and political subdivisions	—	—	—	—	50,173	50,173	—
	$3,991	$3,163	$3,851	$11,005	$2,795,058	$2,806,063	$672

December 31, 2021
Agricultural	$41	$—	$219	$260	$106,673	$106,933	$6
Commercial and financial	300	537	468	1,305	220,697	222,002	91
Real estate:
Construction, 1 to 4 family residential	276	—	—	276	80,210	80,486	—
Construction, land development and commercial	194	66	96	356	126,665	127,021	—
Mortgage, farmland	503	362	—	865	231,879	232,744	—
Mortgage, 1 to 4 family first liens	5,085	864	2,481	8,430	901,134	909,564	104
Mortgage, 1 to 4 family junior liens	246	41	124	411	113,931	114,342	—
Mortgage, multi-family	640	—	—	640	382,152	382,792	—
Mortgage, commercial	466	—	829	1,295	400,082	401,377	—
Loans to individuals	177	26	5	208	32,479	32,687	—
Obligations of state and political subdivisions	394	—	—	394	49,891	50,285	—
	$8,322	$1,896	$4,222	$14,440	$2,645,793	$2,660,233	$201

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain nonaccrual and TDR loan information by loan type at June 30, 2022 and December 31, 2021, was as follows:

	June 30, 2022			December 31, 2021
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$—	$—	$27	$221	$6	$374
Commercial and financial	715	200	721	707	91	1,085
Real estate:
Construction, 1 to 4 family residential	105	—	—	111	—	—
Construction, land development and commercial	287	—	—	290	—	202
Mortgage, farmland	104	—	1,642	251	—	1,206
Mortgage, 1 to 4 family first liens	3,892	285	1,216	4,685	104	1,364
Mortgage, 1 to 4 family junior liens	120	—	19	200	—	20
Mortgage, multi-family	—	—	628	—	—	1,460
Mortgage, commercial	1,834	187	1,979	2,026	—	2,210
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	$7,057	$672	$6,232	$8,491	$201	$7,921

(1)There were $2.66 million and $2.28 million of TDR loans included within nonaccrual loans as of June 30, 2022 and December 31, 2021, respectively.

Loans 90 days or more past due that are still accruing interest increased $0.47 million from December 31, 2021 to June 30, 2022. As of June 30, 2022, there were five accruing loans past due 90 days or more with an average loan balance of $0.13 million. There were 6 accruing loans past due 90 days or more as of December 31, 2021 with an average loan balance of $0.03 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans. There was no interest income recognized on nonaccrual loans for the six months ended June 30, 2022 and year ended December 31, 2021.
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

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. As of June 30, 2022, the total amount of the eligible loans in deferral (deferral of principal and/or interest) that met the requirements set forth under the CARES Act and therefore were not considered TDRs was 16 loans,

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
totaling $7.5 million. As of December 31, 2021, there were 16 loans, totaling $9.4 million that met the requirements and were not considered TDRs.

As of June 30, 2022 and December 31, 2021, COVID-19 related payment deferrals were approximately 0.06% and 0.12% of total loans, respectively.

Below is a summary of information for TDR loans as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	1	$27	$115	4	$586	$—
Commercial and financial	11	1,385	50	12	1,116	60
Real estate:
Construction, 1 to 4 family residential	1	105	—	—	—	—
Construction, land development and commercial	1	191	—	1	202	—
Mortgage, farmland	4	1,642	—	5	1,409	—
Mortgage, 1 to 4 family first liens	9	1,216	—	14	1,441	—
Mortgage, 1 to 4 family junior liens	1	19	—	1	20	—
Mortgage, multi-family	1	628	—	2	1,460	—
Mortgage, commercial	11	3,684	—	11	3,963	—
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	40	$8,897	$165	50	$10,197	$60

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following is a summary of TDR loans that were modified during the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	—	$—	$—	—	$—	$—
Commercial and financial	—	—	—	1	371	371
Real estate:
Construction, 1 to 4 family residential	—	—	—	1	105	105
Construction, land development and commercial	—	—	—	1	191	191
Mortgage, farmland	2	1,021	1,021	2	1,021	1,021
Mortgage, 1 to 4 family first lien	—	—	—	—	—	—
Mortgage, 1 to 4 family junior liens	—	—	—	—	—	—
Mortgage, multi-family	—	—	—	—	—	—
Mortgage, commercial	—	—	—	1	274	274
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	2	$1,021	$1,021	6	$1,962	$1,962

The Company has allocated $0.39 million of allowance for TDR loans and the Company had commitments to lend $0.17 million in additional borrowings to restructured loan customers as of June 30, 2022.  The Company had commitments to lend $0.06 million in additional borrowings to restructured loan customers as of December 31, 2021.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans. The modifications of the terms of loans performed during the six months ended June 30, 2022 included extensions of the maturity date.

There were no TDR loans that were in payment default (defined as past due 90 days or more) during the period ended June 30, 2022 and the year ended December 31, 2021.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
June 30, 2022
Agricultural	$207	$—	$—	$—	$207	$—
Commercial and financial	1,544	—	93	—	1,637	5
Real estate:
Construction, 1 to 4 family residential	105	—	—	—	105	55
Construction, land development and commercial	287	—	—	—	287	—
Mortgage, farmland	1,560	—	187	—	1,747	—
Mortgage, 1 to 4 family first liens	5,212	—	—	—	5,212	9
Mortgage, 1 to 4 family junior liens	139	—	—	—	139	6
Mortgage, multi-family	628	—	—	—	628	—
Mortgage, commercial	4,000	—	—	—	4,000	314
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	$13,682	$—	$280	$—	$13,962	$389

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The changes in the ACL in 2022 compared to December 31, 2021 is the result of the following factors: improvements in the economic factors, primarily Iowa unemployment in the first quarter, used in the ACL calculation which resulted in a decrease of $0.54 million; increase in loan volume which resulted in an increase of $1.57 million; changes in prepayment and curtailment rates resulting in an increase of $0.58 million; increases in historical loss rates resulting in an increase of $0.84 million; increase in the individually analyzed loans reserve of $0.02 million; and increases in qualitative factors determined necessary by management which resulted in an increase of $0.32 million. The increase in the allowance for credit losses on off-balance sheet credit exposures is primarily a result of the increased outstanding unfunded commitments as of June 30, 2022.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans decreased $2.67 million from December 31, 2021 to June 30, 2022.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 0.50% of loans held for investment as of June 30, 2022 and 0.63% as of December 31, 2021.  The decrease in collateral-dependent loans is due to a decrease in nonaccrual loans of $1.43 million, an increase in 90 days or more accruing loans of $0.47 million and a decrease in TDR loans of $1.69 million from December 31, 2021 to June 30, 2022. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
For the six months ended June 30, 2022 and 2021, total operating lease expense was $0.30 million and $0.29 million respectively, and is included in occupancy expenses in the consolidated statements of income. Included in this for the six months ended June 30, 2022 and 2021 were $0.26 million and $0.25 million, respectively, of operating lease costs, $0.02 million and $0.02 million, respectively, of short term lease costs, and $0.02 million and $0.02 million, respectively, of variable lease costs.
For the six months ended June 30, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities was $0.26 million and $0.25 million, respectively.
As of June 30, 2022 and December 31, 2021, operating lease right-of-use assets included in other assets was $2.31 million and $2.47 million respectively. Operating lease liabilities included in other liabilities were $2.39 million and $2.53 million as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the weighted average remaining lease term for operating leases was 9.75 years and 9.94 years, respectively, and the weighted average discount rate for operating leases was 3.50% and 3.49%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of June 30, 2022, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2022 (excluding the six months ended June 30, 2022)	$235
2023	327
2024	260
2025	263
2026	266
Thereafter	1,503
Total lease payments	2,854
Less imputed interest	(466)
Total operating lease liabilities	$2,388

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of June 30, 2022 are as follows:

	June 30, 2022
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$307,493	$307,493	$307,493	$—	$—
Investment securities	772,283	772,283	462,110	310,173	—
Loans held for sale	1,600	1,600	—	1,600	—
Loans
Agricultural	94,652	93,966	—	—	93,966
Commercial and financial	223,481	221,571	—	—	221,571
Real estate:
Construction, 1 to 4 family residential	85,432	85,158	—	—	85,158
Construction, land development and commercial	147,913	145,508	—	—	145,508
Mortgage, farmland	237,481	231,825	—	—	231,825
Mortgage, 1 to 4 family first liens	988,184	971,999	—	—	971,999
Mortgage, 1 to 4 family junior liens	112,485	110,958	—	—	110,958
Mortgage, multi-family	395,336	387,871	—	—	387,871
Mortgage, commercial	400,134	392,252	—	—	392,252
Loans to individuals	33,213	32,092	—	—	32,092
Obligations of state and political subdivisions	49,728	49,270	—	—	49,270
Accrued interest receivable	12,739	12,739	—	12,739	—
Total financial instrument assets	$3,862,154	$3,816,585	$769,603	$324,512	$2,722,470
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$645,934	$645,934	$—	$645,934	$—
Interest-bearing deposits	2,799,897	2,802,676	—	2,802,676	—
Accrued interest payable	1,037	1,037	—	1,037	—
Total financial instrument liabilities	$3,446,868	$3,449,647	$—	$3,449,647	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$725,164	$—	$—	$—	$—
Letters of credit	6,923	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$732,087	$—	$—	$—	$—
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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable. Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the six months ended June 30, 2022. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2022
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$462,110	$—	$—	$462,110
State and political subdivisions	—	217,714	—	217,714
Mortgage-backed securities and collateralized mortgage obligations	—	54,973	—	54,973
Other securities (FHLB, FHLMC and FNMA)	—	32,624	—	32,624
Total	$462,110	$305,311	$—	$767,421

	December 31, 2021
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$243,925	$—	$—	$243,925
State and political subdivisions	—	263,516	—	263,516
Mortgage-backed securities and collateralized mortgage obligations	—	9,446	—	9,446
Other securities (FHLB, FHLMC and FNMA)	—	34,467	—	34,467
Total	$243,925	$307,429	$—	$551,354

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2022 and the year ended December 31, 2021.

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

	June 30, 2022				Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$—	$—	$—	$—
Commercial and financial	—	—	1,363	1,363	225	225
Real Estate:						—
Construction, 1 to 4 family residential	—	—	50	50	—	—
Construction, land development and commercial	—	—	287	287	—	—
Mortgage, farmland	—	—	1,747	1,747	104	104
Mortgage, 1 to 4 family first liens	—	—	5,067	5,067	25	90
Mortgage, 1 to 4 family junior liens	—	—	133	133	—	5
Mortgage, multi-family	—	—	628	628	—	—
Mortgage, commercial	—	—	3,446	3,446	—	—
Loans to individuals	—	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—	—
Total	$—	$—	$12,721	$12,721	$354	$424

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

Index

Note 8.Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2023.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,465,930 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2022.  Of these 1,465,930 shares, 34,774 shares were purchased during the quarter ended June 30, 2022, at an average price per share of $70.64.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $76.37 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022	December 31, 2021
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$84,584	$78,961
Credit cards	63,933	65,913
Commercial, real estate and home construction	200,472	170,539
Commercial lines and real estate purchase loans	376,175	298,911
Outstanding letters of credit	6,923	7,179

Note 10.Income Taxes

Federal income tax expense for the six months ended June 30, 2022 and 2021 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2021, 2020, and 2019 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2021, 2020, and 2019 remain open for examination.  There were no material unrecognized tax benefits at June 30, 2022  and December 31, 2021 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of June 30, 2022, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending June 30, 2023. Income taxes as a percentage of income before taxes were 21.63% for the six months ended June 30, 2022 and 22.51% for the same period in 2021.

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

Economic Environment

The U.S. economy continued its recovery during the first half of 2022 despite pressures from higher inflation and rising energy prices as well as concerns over the Russia-Ukraine war and the continued economic uncertainty caused by the COVID-19 pandemic. Inflation remains elevated, reflecting supply and demand imbalances related to the pandemic and higher energy prices as well as other broader price pressures. In addition, the Russia-Ukraine war and related events are likely to create additional upward pressure on inflation and weigh on economic activity. As previously discussed, the COVID-19 pandemic has resulted in disruption to business and economic activity. While COVID-19 cases have stabilized considerably since the implementation of widespread vaccination protocols, the duration of the pandemic, including the potential for the emergence of new variants, and the ultimate repercussions continue to remain unclear. U.S. Gross Domestic Product ("GDP") decreased at an annual rate of 1.6 percent in the first quarter of 2022 and 0.9 percent in the second quarter, while the U.S. unemployment rate remained steady at 3.6 percent for a fourth straight month. In July 2022, in response to current inflationary pressures, the FRB increased short-term interest rates by 75 basis points for the second consecutive month.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At June 30, 2022, the Bank has nineteen full-service locations.

Net income for the six month period ended June 30, 2022 was $21.98 million compared to $28.81 million for the same six months of 2021, a decrease of 23.71%.  The $6.83 million decrease in net income was caused by a number of factors.  The principal factors in the decrease in net income for the first six months of 2022 are a credit loss expense of $3.61 million, primarily due to increased loan growth, increased outstanding loan commitments and lower prepayment and curtailment rates with increasing interest rates; a decrease in noninterest income of $2.59 million; and offset by an increase in net interest income of $1.44 million.

The Company achieved a return on average assets of 1.03% and a return on average equity of 9.66% for the twelve months ended June 30, 2022, compared to the twelve months ended June 30, 2021, which were 1.30% and 11.93%, respectively. The return on average assets and return on average equity for the six months ended June 30, 2022 were 1.10% and 10.49%, respectively, compared to the six months ended June 30, 2021, which were 1.50% and 13.99%, respectively.  Dividends of $1.00 per share were paid in January 2022 to 2,727 shareholders.  The dividend paid in January 2021 was $0.94 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 2.80% for the six months ended June 30, 2022 compared to 2.84% for the same six months of 2021.  Average earning assets were $3.945 billion year to date in 2022 and $3.796 billion in 2021.

Highlights noted on the balance sheet as of June 30, 2022 for the Company included the following:

•Total assets were $3.938 billion, a decrease of $106.43 million since December 31, 2021.
•Cash and cash equivalents were $307.49 million, a decrease of $474.43 million since December 31, 2021. A portion of the decrease can be attributed to increased investments of $341.89 million since December 31, 2021, primarily in U.S Treasury and mortgage-backed securities.
•Net loans were $2.770 billion, an increase of $138.86 million since December 31, 2021. The increase is primarily attributable to approximately $28.6 million growth in construction loans, $22.5 million in multi-family and commercial real estate mortgages and $87.4 million growth in 1-4 family first mortgages since December 31, 2021. Loans held for sale decreased $4.12 million since December 31, 2021.
•Deposits decreased $88.16 million since December 31, 2021, primarily due to decreases in brokered deposits and insured cash sweep (ICS) deposits.

Reference is made to Note 7 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION

Financial Condition

As indicated in the table below, there has been an increase in loan demand during the second quarter of 2022, primarily in construction, 1 to 4 family first mortgages, multi-family and commercial real estate mortgages. The ongoing COVID-19 pandemic, lingering supply chain and labor market disruptions, as well as significant inflationary pressures have created significant uncertainty regarding projecting loan demand throughout the remainder of 2022. However, outstanding loan commitments continue to be significantly elevated compared to historical levels.

The following table sets forth the composition of the loan portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$96,917	3.45%	$106,933	4.02%
Commercial and financial	228,675	8.15	222,002	8.35
Real estate:
Construction, 1 to 4 family residential	86,279	3.07	80,486	3.03
Construction, land development and commercial	149,838	5.34	127,021	4.77
Mortgage, farmland	240,811	8.58	232,744	8.75
Mortgage, 1 to 4 family first liens	996,935	35.53	909,564	34.19
Mortgage, 1 to 4 family junior liens	115,731	4.12	114,342	4.30
Mortgage, multi-family	399,360	14.23	382,792	14.39
Mortgage, commercial	407,343	14.52	401,377	15.09
Loans to individuals	34,001	1.21	32,687	1.23
Obligations of state and political subdivisions	50,173	1.80	50,285	1.88
	$2,806,063	100.00%	$2,660,233	100.00%
Net unamortized fees and costs	236		299
	$2,806,299		$2,660,532
Less allowance for credit losses	38,260		35,470
	$2,768,039		$2,625,062

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

The following table presents the allowance for credit losses as of June 30, 2022 and December 31, 2021 by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans:

	June 30, 2022			December 31, 2021
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,265	5.92%	3.45%	$2,261	6.37%	4.02%
Commercial and financial	5,194	13.58	8.15	4,269	12.04	8.35
Real estate:
Construction, 1 to 4 family residential	847	2.21	3.07	818	2.31	3.03
Construction, land development and commercial	1,925	5.03	5.34	1,482	4.18	4.77
Mortgage, farmland	3,330	8.70	8.58	3,433	9.68	8.75
Mortgage, 1 to 4 family first liens	8,987	23.50	35.53	8,340	23.52	34.19
Mortgage, 1 to 4 family junior liens	3,246	8.48	4.12	3,158	8.90	4.30
Mortgage, multi-family	4,024	10.52	14.23	3,715	10.47	14.39
Mortgage, commercial	7,209	18.84	14.52	6,783	19.12	15.09
Loans to individuals	788	2.06	1.21	771	2.17	1.23
Obligations of state and political subdivisions	445	1.16	1.80	440	1.24	1.88
	$38,260	100.00%	100.00%	$35,470	100.00%	100.00%

The allowance for credit losses (ACL) totaled $38.26 million at June 30, 2022 compared to the allowance of $35.47 million at December 31, 2021. The percentage of the allowance to outstanding loans was 1.36% and 1.33% at June 30, 2022 and December 31, 2021, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding. The changes in the ACL in 2022 compared to December 31, 2021 is the result of the following factors: improvements in the economic factor forecasts, primarily Iowa unemployment in the first quarter, used in the ACL calculation which resulted in a decrease of $0.54 million; increase in loan volume which resulted in an increase of $1.57 million; changes in prepayment and curtailment

Index

HILLS BANCORPORATION
rates resulting in an increase of $0.58 million; increases in historical loss rates resulting in an increase of $0.84 million; increase in the individually analyzed loans reserve of $0.02 million; and increases in qualitative factors determined necessary by management which resulted in an increase of $0.32 million.

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

Management has determined that the allowance for credit losses was adequate at June 30, 2022, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry data. This review encompasses levels of total collateral-dependent loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Investment securities available for sale held by the Company increased by $216.07 million from December 31, 2021 to June 30, 2022.  The fair value of securities available for sale was $41.28 million less than the amortized cost of such securities as of June 30, 2022.  At December 31, 2021, the fair value of the securities available for sale was $1.97 million more than the amortized cost of such securities.

Deposits decreased $88.16 million in the first six months of 2022 primarily due to decreases in brokered deposits and insured cash sweep (ICS) deposits.. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $31.63 million as of June 30, 2022 with an average rate of 1.30%.  Brokered deposits were $51.59 million as of December 31, 2021 with an average interest rate of 0.36%. As of June 30, 2022 and December 31, 2021, brokered deposits were 0.92% and 1.46% of total deposits, respectively.

There were no Federal Home Loan Bank (FHLB) borrowings as of June 30, 2022 and December 31, 2021. The FHLB funding source is considered when loan growth exceeds core deposit increases and the interest rates on funds borrowed from the FHLB are favorable compared to other funding alternatives.

Dividends and Equity

In January 2022, Hills Bancorporation paid a dividend of $9.31 million or $1.00 per share.  The dividend paid in January 2021 was $0.94 per share. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2022 totaled $416.65 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. The Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9%. The CARES Act reduced the minimum ratio to 8% beginning in the 2nd quarter of 2020 through December 31, 2020, increasing to 8.5% for 2021 and returning to 9% beginning January 1, 2022. As of June 30, 2022 and December 31, 2021, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of June 30, 2022 and December 31, 2021 are presented below (amounts in thousands):

Index

HILLS BANCORPORATION

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of June 30, 2022:
Company:
Community Bank Leverage ratio	$495,063	12.29%	9.000%

Bank:
Community Bank Leverage ratio	496,682	12.34	9.000

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2021:
Company:
Community Bank Leverage ratio	$484,486	11.80%	8.50%

Bank:
Community Bank Leverage ratio	484,429	11.80	8.50

Index

HILLS BANCORPORATION
Discussion of operations for the six months ended June 30, 2022 and 2021

Net Income Overview
Net income decreased $6.83 million for the six months ended June 30, 2022 compared to the first six months of 2021.  Total net income was $21.98 million in 2022 and $28.81 million in the comparable period in 2021, a decrease of 23.71%.  The changes in net income in 2022 from the first six months of 2021 were primarily the result of the following:

•Net interest income increased by $1.44 million, before credit loss expense, primarily due to lower interest expense from lower certificate of deposit volume and no FHLB borrowings, which more than offset the decrease in interest income due to no PPP loan fees recognized in the six months ended June 30, 2022 compared to $3.23 million of PPP loan fees recognized in the comparable period in 2021.
•For the six months ended June 30, 2022, a credit loss expense was recorded totaling $3.61 million. This represents an increase in expense of $8.25 million from the reversal of credit loss reserves of $4.64 million for the six months ended June 30, 2021.
•Noninterest income decreased by $2.59 million.
•Noninterest expenses decreased by $0.27 million.
•Income tax expense decreased by $2.30 million.
For the six month period ended June 30, 2022 and June 30, 2021 basic earnings per share was $2.37 and $3.09, respectively. Diluted earnings per share was $2.37 for the six months ended June 30, 2022 compared to $3.09 for the same period in 2021.

The Company’s net income for the period was driven primarily by three important factors.  The first important factor is credit loss expense recorded under CECL. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.770 billion at June 30, 2022. Expected credit loss expense is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The expense reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of collateral-dependent loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk. Credit loss expense was $3.61 million in 2022 compared to a reduction of expense of $4.64 million in 2021. The increase in expense when compared to the same period in 2021 is attributable to increases in outstanding loan commitments, loan volume, lower prepayment and curtailment rates with the increasing interest rates and qualitative factor increases determined by management. The reduction in expense in 2021 was primarily due to the increases to the allowance taken in 2020 in response to the COVID-19 pandemic that were released in 2021. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions, including, but not limited to, conditions associated with the COVID-19 pandemic and the attendant risks and uncertainties related thereto, and asset quality.

The second important factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $53.87 million for the first six months of 2022 was derived from the Company’s $3.945 billion of average earning assets during that period and its tax-equivalent net interest margin of 2.80%.  Average earning assets in the six months ended June 30, 2021 were $3.796 billion and the tax-equivalent net interest margin was 2.84%. Net interest income for the Company increased primarily as a result of lower interest expense from lower certificate of deposits volume and no FHLB borrowings. Also, interest income on investment securities was higher due to increased volume of U.S. Treasuries, mortgage-backed securities and municipal securities though this was offset by no PPP fee income in 2022 compared to 2021. The Company expects net interest compression to impact earnings for the foreseeable future due to competition for loans and deposits combined with the low interest rate environment in 2021 and 2020. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets, increasing yield on loans and the continued interest rate increases by the Federal Reserve Board.

The third significant factor affecting the Company’s net income is noninterest income, primarily the decrease in net gain on the sale of loans. The net gain on the sale of loans was $1.14 million and $4.73 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of 75.97% for the six months ended June 30, 2022 compared to the same period in 2021. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates as well as the current origination and refinancing activity. The volume has been significantly impacted by the Federal Reserve Board's increases to the federal funds rate so far in 2022, resulting in a significant decline in the amount of mortgage loan origination and refinance activity.

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2022 and 2021

Net Interest Income

Net interest income increased for the six months ended June 30, 2022 compared to the comparable period in 2021.  The increase was primarily attributable to lower interest expense from lower certificate of deposits volume and no FHLB borrowings. Also, interest income on investment securities was higher due to increased volume of U.S. Treasuries, mortgage-backed securities and municipal securities though this was offset by no PPP fee income in 2022 compared to $3.23 million for the comparable period in 2021.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first six months of 2022 was 2.80% compared to 2.84% in 2021 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2022 compared to the comparable period in 2021 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$7,947	(0.36)%	$(282)	$(4,386)	$(4,668)
Taxable securities	241,911	—	1,903	(15)	1,888
Nontaxable securities	32,291	(0.26)	381	(269)	112
Federal funds sold	(132,488)	0.30	(69)	842	773
	$149,661		$1,933	$(3,828)	$(1,895)

Interest expense:
Interest-bearing demand deposits	$109,221	(0.05)%	$(137)	$315	$178
Savings deposits	138,150	(0.03)	(100)	153	53
Time deposits	(98,057)	(0.28)	840	781	1,621
FHLB borrowings	(105,000)	(2.09)	1,490	—	1,490
Interest-bearing other liabilities	17	0.29	—	—	—
	$44,331		$2,093	$1,249	$3,342
Change in net interest income			$4,026	$(2,579)	$1,447

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2022	2021
Yield on average interest-earning assets	3.11%	3.34%
Rate on average interest-bearing liabilities	0.43	0.67
Net interest spread	2.68%	2.67%
Effect of noninterest-bearing funds	0.12	0.17
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	2.80%	2.84%

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2022 and 2021

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met four times during the first six months of 2022.  The target rate increased to 1.75% as of June 30, 2022.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of June 30, 2022, the rate indexes for the one, three and five year indexes were 2.80%, 2.99% and 3.01%, respectively.  The one year index increased 3,900% from 0.07% at June 30, 2021, the three year index increased 550.00% and the five year index increased 245.98%.  The three year index was 0.46% and the five year index was 0.87% at June 30, 2021.  The targeted federal funds rate was 1.75% at June 30, 2022 and 0.25% at June 30, 2021.  The Company anticipates short term and long term rates in the indexes to increase throughout 2022.

Credit Loss Expense

Credit loss expense was $3.61 million for the six months ended June 30, 2022 compared to a reduction of expense of $4.64 million in 2021, an increase of expense of $8.25 million.  Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio. The credit loss expense taken to fund the allowance for credit losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The expense reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of collateral-dependent loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risks. Also, under CECL, a significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment, all-transactions house price index for Iowa and Iowa real gross domestic product. The increase in expense when compared to the same period in 2021 is attributable to increases in outstanding loan commitments, loan volume, lower prepayment and curtailment rates with the increasing interest rates and qualitative factor increases determined by management. The reduction in expense in 2021 was primarily due to the increases to the allowance taken in 2020 in response to the COVID-19 pandemic that were released in 2021. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions, including, but not limited to, conditions associated with the COVID-19 pandemic and the attendant risks and uncertainties related thereto, and asset quality.

The allowance for credit losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the six months ended June 30, 2022 and 2021, recoveries were $1.23 million and $1.54 million, respectively; and charge-offs were $0.79 million in 2022 and $0.27 million in 2021.  The allowance for credit losses totaled $38.26 million at June 30, 2022 compared to $35.47 million as of December 31, 2021.  The allowance represented 1.36% and 1.33% of loans held for investment at June 30, 2022 and December 31, 2021.

Noninterest Income

The following table sets forth the various categories of noninterest income for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$1,137	$4,731	$(3,594)	(75.97)%
Trust fees	6,479	6,077	402	6.62
Service charges and fees	6,162	5,654	508	8.98
Other noninterest income	650	558	92	16.49
	$14,428	$17,020	$(2,592)	(15.23)

Index

HILLS BANCORPORATION

In the six months ended June 30, 2022 and 2021, the net gain on sale of loans was $1.14 million and $4.73 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity, margin and demand in these types of loans is directly related to the level of interest rates as well as the current origination and refinancing activity. The primary reason for the decrease in 2022 compared to 2021 is the increased mortgage interest rates in the first half of 2022 leading to the significant decrease in loans originated for sale. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Service charges and fees increased $0.51 million for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to increased debit and credit card interchange fees from increased volume of transactions.

Other noninterest income categories experienced marginal period-to-period fluctuations for the six months ended June 30, 2022.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$21,172	$21,203	$(31)	(0.15)%
Occupancy	2,241	2,180	61	2.80
Furniture and equipment	3,380	3,871	(491)	(12.68)
Office supplies and postage	952	840	112	13.33
Advertising and business development	1,288	984	304	30.89
Outside services	5,916	6,285	(369)	(5.87)
FDIC insurance assessment	548	510	38	7.45
Other noninterest expense	1,152	1,045	107	10.24
	$36,649	$36,918	$(269)	(0.73)

All noninterest expense categories experienced marginal period-to-period fluctuations for the six months ended June 30, 2022.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2022 and 2021

Net Income Overview

Net income decreased $2.28 million for the three months ended June 30, 2022 compared to the same period in 2021.  Total net income was $11.33 million in 2022 and $13.61 million in the comparable period in 2021, a decrease of 16.78%.  For the three month periods ended June 30, 2022 and 2021 basic earnings per share was $1.22 and $1.46, respectively. Diluted earnings per share was $1.22 for the three months ended June 30, 2022 compared to $1.46 for the same period in 2021.

Net Interest Income

Net interest income increased for the three months ended June 30, 2022 compared to the comparable period in 2021.  The increase was a result of the continued low interest rates on interest bearing deposits resulting in decreased interest expenses. Also, interest income on investment securities was higher due to increased volume of U.S. Treasuries, mortgage-backed securities and municipal securities. Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin. Interest expense decreased $1.50 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to decreasing interest rates on deposits and lower volume of certificates of deposit and FHLB borrowings. The net interest margin for the three months ended June 30, 2022 was 2.96% compared to 2.77% in 2021 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2022 compared to the comparable period in 2021 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$45,238	(0.25)%	$343	$(1,561)	$(1,218)
Taxable securities	336,094	0.23	1,381	193	1,574
Nontaxable securities	22,440	(0.16)	132	(101)	31
Federal funds sold	(312,970)	0.65	(84)	686	602
	$90,802		$1,772	$(783)	$989

Interest expense:
Interest-bearing demand deposits	$75,075	(0.02)%	$(43)	$40	$(3)
Savings deposits	117,877	(0.01)	(39)	15	(24)
Time deposits	(96,724)	(0.27)	405	377	782
FHLB borrowings	(105,000)	(2.82)	749	—	749
Interest-bearing other liabilities	35	0.58	—	—	—
	$(8,737)		$1,072	$432	$1,504
Change in net interest income			$2,844	$(351)	$2,493

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2022 and 2021

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2022	2021
Yield on average interest-earning assets	3.24%	3.25%
Rate on average interest-bearing liabilities	0.43	0.63
Net interest spread	2.81%	2.62%
Effect of noninterest-bearing funds	0.15	0.15
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	2.96%	2.77%

Credit Loss Expense

Credit loss expense was an expense of $2.50 million for the three months ended June 30, 2022 compared to a reduction of expense of $1.66 million in 2021, an increase of expense of $4.16 million. Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio. The credit loss expense taken to fund the allowance for credit losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The expense reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of collateral-dependent loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risks. Also, under CECL, a significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment, all-transactions house price index for Iowa and Iowa real gross domestic product. The increase in expense when compared to the same period in 2021 is attributable to increases in outstanding loan commitments, loan volume, lower prepayment and curtailment rates with the increasing interest rates and qualitative factor increases determined by management. The reduction in expense in 2021 was primarily due to the increases to the allowance taken in 2020 in response to the COVID-19 pandemic that were released in 2021. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions, including, but not limited to, conditions associated with the COVID-19 pandemic and the attendant risks and uncertainties related thereto, and asset quality.

The allowance for credit losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended June 30, 2022 and 2021, recoveries were $0.78 million and $0.83 million, respectively; and charge-offs were $0.45 million in 2022 and $0.10 million in 2021.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$326	$1,728	$(1,402)	(81.13)%
Trust fees	3,211	3,064	147	4.80
Service charges and fees	3,282	3,114	168	5.39
Other noninterest income	132	76	56	73.68
	$6,951	$7,982	$(1,031)	(12.92)

Index

HILLS BANCORPORATION
In the three months ended June 30, 2022 and 2021, the net gain on sale of loans was $0.33 million and $1.73 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity, margin and demand in these types of loans is directly related to the level of interest rates as well as the current origination and refinancing activity. The primary reason for the decrease in 2022 compared to 2021 is the increased mortgage interest rates in the first half of 2022 leading to the significant decrease in loans originated for sale. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income. Other noninterest income categories experienced marginal period-to-period fluctuations for the three months ended June 30, 2022.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$10,776	$10,639	$137	1.29%
Occupancy	1,109	1,042	67	6.43
Furniture and equipment	1,683	1,888	(205)	(10.86)
Office supplies and postage	468	386	82	21.24
Advertising and business development	558	449	109	24.28
Outside services	2,966	3,097	(131)	(4.23)
FDIC insurance assessment	267	252	15	5.95
Other noninterest expense	747	466	281	60.30
	$18,574	$18,219	$355	1.95

All noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended June 30, 2022 and 2021.

Index

HILLS BANCORPORATION

Income Taxes

Federal and state income tax expenses were $6.07 million and $8.37 million for the six months ended June 30, 2022 and 2021, respectively. Income taxes as a percentage of income before taxes were 21.63% in 2022 and 22.51% in 2021.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 19.49% of the Company’s total assets at June 30, 2022 compared to 13.63% at December 31, 2021.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of June 30, 2022, the Company had no outstanding borrowings from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $892.09 million at June 30, 2022.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $556.68 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2022.

As of June 30, 2022, investment securities with a carrying value of $9.38 million were pledged to collateralize public and trust deposits and other borrowings.  As of December 31, 2021, investment securities with a carrying value of $10.03 million were pledged.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s

Index

HILLS BANCORPORATION
internal controls over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Except as otherwise noted below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Economic and Market Risks

Global Economic and Geopolitical Instability and Inflationary Risks

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Company’s results of operations and financial condition. The macroeconomic environment in the United States is susceptible to global events and volatility in financial markets. For example, global demand for products continues to exceed supply during the economic recovery from the COVID-19 pandemic, creating significant inflationary pressures which, in turn, may adversely impact regional and global economic conditions, as well as the Company’s financial condition and results of operations.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended June 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 to April 30	7,048	$70.00	7,048	61,796
May 1 to May 31	8,730	70.36	8,730	53,066
June 1 to June 30	18,996	71.00	18,996	34,070
Total	34,774	$70.64	34,774	34,070

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

HILLS BANCORPORATION

Date:	August 5, 2022	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	August 5, 2022	By: /s/ Joseph A. Schueller
Joseph A. Schueller, Treasurer, Chief Financial Officer and Chief Accounting Officer