Form 10-Q
period 2022-09-30
HILLS BANCORPORATION
filed 2022-11-04
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		October 31, 2022

Common Stock	No par value	9,261,346

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Cash and cash equivalents	$242,121	$781,918
Investment securities available for sale at fair value (amortized cost September 30, 2022 $814,817; December 31, 2021 $549,386)	747,553	551,354
Stock of Federal Home Loan Bank	4,862	4,546
Loans held for sale	2,664	5,716
Loans, net of allowance for credit losses September 30, 2022 $38,980; December 31, 2021 $35,470	2,907,415	2,625,062
Property and equipment, net	33,703	34,290
Tax credit real estate investment	9,292	9,815
Accrued interest receivable	14,520	11,437
Deferred income taxes, net	26,866	9,125
Goodwill	2,500	2,500
Other assets	8,882	8,799
Total Assets	$4,000,378	$4,044,562

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$696,137	$633,101
Interest-bearing deposits	2,819,624	2,900,893
Total deposits	$3,515,761	$3,533,994
Other borrowings	—	249
Accrued interest payable	1,056	1,165
Allowance for credit losses on off-balance sheet credit exposures	4,120	3,850
Other liabilities	19,367	16,841
Total Liabilities	$3,540,304	$3,556,099

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$51,011	$50,013

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued September 30, 2022 10,348,675 shares; December 31, 2021 10,329,493 shares	$—	$—
Paid in capital	63,115	60,938
Retained earnings	500,806	474,392
Accumulated other comprehensive (loss) income	(50,959)	1,477
Treasury stock at cost (September 30, 2022 1,088,891 shares; December 31, 2021 1,029,853 shares)	(52,888)	(48,344)
Total Stockholders' Equity	$460,074	$488,463
Less maximum cash obligation related to ESOP shares	51,011	50,013
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$409,063	$438,450
Total Liabilities & Stockholders' Equity	$4,000,378	$4,044,562

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Loans, including fees	$29,474	$29,004	$82,781	$86,956
Investment securities:
Taxable	2,543	940	6,120	2,629
Nontaxable	1,036	963	3,036	2,880
Federal funds sold	1,366	289	2,502	652
Total interest income	$34,419	$31,196	$94,439	$93,117
Interest expense:
Deposits	$4,104	$3,414	$10,254	$11,416
FHLB borrowings	—	758	—	2,248
Total interest expense	$4,104	$4,172	$10,254	$13,664
Net interest income	$30,315	$27,024	$84,185	$79,453
Credit loss (benefit) expense	(336)	82	3,270	(4,561)
Net interest income after credit loss (benefit) expense	$30,651	$26,942	$80,915	$84,014
Noninterest income:
Net gain on sale of loans	$240	$1,512	$1,377	$6,243
Trust fees	2,859	3,568	9,338	9,645
Service charges and fees	3,282	3,075	9,444	8,729
Other noninterest income	164	89	814	647
	$6,545	$8,244	$20,973	$25,264

Noninterest expenses:
Salaries and employee benefits	$10,818	$10,281	$31,990	$31,484
Occupancy	1,024	955	3,265	3,135
Furniture and equipment	1,770	1,652	5,150	5,523
Office supplies and postage	425	428	1,377	1,268
Advertising and business development	586	496	1,874	1,480
Outside services	3,491	3,496	9,407	9,781
FDIC insurance assessment	267	267	815	777
Other noninterest expense	650	623	1,802	1,668
	$19,031	$18,198	$55,680	$55,116
Income before income taxes	$18,165	$16,988	$46,208	$54,162
Income taxes	4,425	3,863	10,490	12,230
Net income	$13,740	$13,125	$35,718	$41,932

Earnings per share:
Basic	$1.48	$1.41	$3.85	$4.50
Diluted	$1.48	$1.41	$3.85	$4.50

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$13,740	$13,125	$35,718	$41,932

Other comprehensive loss
Securities:
Net change in unrealized loss on securities available for sale	$(25,983)	$(1,510)	$(69,232)	$(6,017)
Income taxes	6,005	377	16,796	1,502
Other comprehensive loss on securities available for sale	$(19,978)	$(1,133)	$(52,436)	$(4,515)

Other comprehensive loss, net of tax	$(19,978)	$(1,133)	$(52,436)	$(4,515)

Comprehensive (loss) income	$(6,238)	$11,992	$(16,718)	$37,417

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended September 30, 2022 and 2021
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, June 30, 2021	$60,776	$455,114	$5,400	$(47,187)	$(48,726)	$425,377
Issuance of 1,204 shares of common stock	48	—	—	32	—	80
Issuance of 1,725 shares of common stock under the employee stock purchase plan	100	—	—	—	—	100
Unearned restricted stock compensation	273	—	—	—	—	273
Forfeiture of 2,114 shares of common stock	(125)	—	—	—	—	(125)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	(105)	(105)
Net income	—	13,125	—	—	—	13,125
Purchase of 19,556 shares of common stock	—	—	—	(1,294)	—	(1,294)
Other comprehensive loss	—	—	(1,133)	—	—	(1,133)
Balance, September 30, 2021	$61,078	$468,239	$4,267	$(48,449)	$(48,831)	$436,304

Balance, June 30, 2022	$62,969	$487,066	$(30,981)	$(52,472)	$(49,932)	$416,650
Issuance of 4,475 shares of common stock	195	—	—	123	—	318
Issuance of 1,529 shares of common stock under the employee stock purchase plan	98	—	—	—	—	98
Unearned restricted stock compensation	239	—	—	—	—	239
Forfeiture of 6,089 shares of common stock	(392)	—	—	—	—	(392)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	(1,079)	(1,079)
Net income	—	13,740	—	—	—	13,740
Purchase of 7,541 shares of common stock	—	—	—	(539)	—	(539)
Other comprehensive loss	—	—	(19,978)	—	—	(19,978)
Balance, September 30, 2022	$63,115	$500,806	$(50,959)	$(52,888)	$(51,011)	$409,063

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

Nine Months Ended September 30, 2022 and 2021
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2020	$60,233	$439,831	$8,782	$(45,441)	$(47,329)	$416,076
Cumulative change in accounting principle (Note 1)	—	(4,751)	—	—	—	(4,751)
Balance, January 1, 2021 (as adjusted for change in accounting principle)	60,233	435,080	8,782	(45,441)	(47,329)	411,325
Issuance of 5,957 shares of common stock	225	—	—	159	—	384
Issuance of 5,564 shares of common stock under the employee stock purchase plan	320	—	—	—	—	320
Unearned restricted stock compensation	603	—	—	—	—	603
Forfeiture of 5,869 shares of common stock	(321)	—	—	—	—	(321)
Share-based compensation	18	—	—	—	—	18
Change related to ESOP shares	—	—	—	—	(1,502)	(1,502)
Net income	—	41,932	—	—	—	41,932
Cash dividends ($0.94 per share)	—	(8,773)	—	—	—	(8,773)
Purchase of 49,136 shares of common stock	—	—	—	(3,167)	—	(3,167)
Other comprehensive loss	—	—	(4,515)	—	—	(4,515)
Balance, September 30, 2021	$61,078	$468,239	$4,267	$(48,449)	$(48,831)	$436,304

Balance, December 31, 2021	$60,938	$474,392	$1,477	$(48,344)	$(50,013)	$438,450
Issuance of 34,409 shares of common stock	1,897	—	—	267	—	2,164
Issuance of 4,963 shares of common stock under the employee stock purchase plan	310	—	—	—	—	310
Unearned restricted stock compensation	594	—	—	—	—	594
Forfeiture of 10,501 shares of common stock	(642)	—	—	—	—	(642)
Share-based compensation	18	—	—	—	—	18
Change related to ESOP shares	—	—	—	—	(998)	(998)
Net income	—	35,718	—	—	—	35,718
Cash dividends ($1.00 per share)	—	(9,304)	—	—	—	(9,304)
Purchase of 68,727 shares of common stock	—	—	—	(4,811)	—	(4,811)
Other comprehensive loss	—	—	(52,436)	—	—	(52,436)
Balance, September 30, 2022	$63,115	$500,806	$(50,959)	$(52,888)	$(51,011)	$409,063

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$35,718	$41,932
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,089	2,325
Credit loss expense (benefit)	3,270	(4,561)
Forfeiture of common stock	(642)	(321)
Share-based compensation	18	18
Compensation expensed through issuance of common stock	683	384
Provision for deferred income taxes	(944)	738
Net gain on sale of other real estate owned and other repossessed assets	(57)	(25)
Increase in accrued interest receivable	(3,083)	(255)
Amortization of premium on investment securities, net	724	872
Increase in other assets	(86)	(683)
Amortization of operating lease right-of-use assets	105	298
Increase in accrued interest payable and other liabilities	3,011	5,072
Loans originated for sale	(100,362)	(356,975)
Proceeds on sales of loans	104,791	396,427
Net gain on sales of loans	(1,377)	(6,243)
Net cash and cash equivalents provided by operating activities	$43,858	$79,003

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$97,891	$76,242
Purchases of investment securities available for sale	(364,047)	(176,023)
Purchases of stock of Federal Home Loan Bank	(316)	(574)
Loans made to customers, net of collections	(285,559)	56,533
Proceeds on sale of other real estate owned and other repossessed assets	161	70
Purchases of property and equipment	(1,502)	(1,187)
Investment in tax credit real estate	—	(4,183)
Net changes from tax credit real estate investment	523	836
Net cash and cash equivalents used in investing activities	$(552,849)	$(48,286)

Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(18,233)	$275,691
Net decrease in short-term borrowings	(249)	—
Issuance of common stock, net of costs	1,243	—
Stock options exercised	238	—
Purchase of common stock	(4,811)	(3,167)
Proceeds from the issuance of common stock through the employee stock purchase plan	310	320
Dividends paid	(9,304)	(8,773)
Net cash and cash equivalents (used in) provided by financing activities	$(30,806)	$264,071

(Continued)

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Nine Months Ended September 30,
	2022	2021
(Decrease) increase in cash and cash equivalents	$(539,797)	$294,788
Cash and cash equivalents:
Beginning of period	781,918	574,310
End of period	$242,121	$869,098

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$10,363	$11,894
Interest paid on other obligations	—	2,248
Income taxes paid	9,178	6,073

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$998	$1,502

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

Operating results for the nine month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2021 filed with the Securities Exchange Commission on March 4, 2022.  The consolidated balance sheet as of December 31, 2021, has been derived from the audited consolidated financial statements for that period.

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

Certain Significant Estimates:

The allowance for credit losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at September 30, 2022 may change in the near-term and the effect could be material to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of September 30, 2022, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of September 30, 2022.

Tax Credit Real Estate:

Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of September 30, 2022. The Bank has a 99% or greater limited partnership interest in each limited partnership. The investment in each was completed after the projects had been developed by the general partner. On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if an allowance for credit losses is necessary. The allowance for credit losses is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, the allowance for credit losses would be established with a charge to credit loss expense. There were no indications of impairment based on management's evaluation and therefore no allowance for credit losses was determined necessary as of September 30, 2022. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Available-for-sale debt securities and the allowance for credit losses on available-for-sale debt securities: Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of September 30, 2022 or 2021. Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income ("OCI"). Premiums on debt securities are amortized to the earliest call date and discounts on debt securities are accreted over the period to maturity of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Accrued interest receivable on AFS debt securities totaled $3.31 million at September 30, 2022 and is excluded from the estimate of credit losses.

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

Loans held for investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses ("ACL"). Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $11.21 million at September 30, 2022 and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common shares outstanding at the beginning of the period	9,267,410	9,306,252	9,299,640	9,330,995
Weighted average number of net shares redeemed	(3,569)	(7,539)	(24,256)	(21,234)
Weighted average shares outstanding (basic)	9,263,841	9,298,713	9,275,384	9,309,761
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	676	3,731	1,935	3,605
Weighted average number of shares (diluted)	9,264,517	9,302,444	9,277,319	9,313,366
Net income (In thousands)	$13,740	$13,125	$35,718	$41,932
Earnings per share:
Basic	$1.48	$1.41	$3.85	$4.50
Diluted	$1.48	$1.41	$3.85	$4.50

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3.Accumulated Other Comprehensive Income (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive (loss) income (AOCI), included in stockholders’ equity, at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(amounts in thousands)
Net unrealized (loss) gain on available-for-sale securities	$(67,264)	$1,968
Tax effect	16,305	(491)
Net-of-tax amount	$(50,959)	$1,477

Note 4.Securities

The carrying values of investment securities at September 30, 2022 and December 31, 2021 are summarized in the following table (dollars in thousands):

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$449,393	60.12%	$243,925	44.24%
Other securities (FHLB, FHLMC and FNMA)	31,577	4.22	34,467	6.25
State and political subdivisions	216,489	28.96	263,516	47.80
Mortgage-backed securities and collateralized mortgage obligations	50,094	6.70	9,446	1.71
Total securities available for sale	$747,553	100.00%	$551,354	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of September 30, 2022 and December 31, 2021, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. There were no trading or held to maturity securities as of September 30, 2022 or December 31, 2021.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The carrying amount of available-for-sale securities, fair values and allowance for credit losses were as follows as of September 30, 2022 and December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
September 30, 2022
U.S. Treasury	$477,725	$—	$(28,332)	$—	$449,393
Other securities (FHLB, FHLMC and FNMA)	35,279	—	(3,702)	—	31,577
State and political subdivisions	243,551	32	(27,094)	—	216,489
Mortgage-backed securities and collateralized mortgage obligations	58,262	—	(8,168)	—	$50,094
Total	$814,817	$32	$(67,296)	$—	$747,553
December 31, 2021:
U.S. Treasury	$244,192	$2,011	$(2,278)	$—	$243,925
Other securities (FHLB, FHLMC and FNMA)	35,353	—	(886)	—	34,467
State and political subdivisions	260,266	4,420	(1,170)	—	263,516
Mortgage-backed securities and collateralized mortgage obligations	9,575	—	(129)	—	9,446
Total	$549,386	$6,431	$(4,463)	$—	$551,354

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at September 30, 2022, were as follows (in thousands) below. Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due in one year or less	$70,189	$69,380
Due after one year through five years	534,977	500,740
Due after five years through ten years	106,929	93,201
Due over ten years	44,460	34,138
	$756,555	$697,459
Mortgage-backed securities and collateralized mortgage obligations	58,262	50,094
	$814,817	$747,553

As of September 30, 2022, investment securities with a carrying value of $9.02 million were pledged to collateralize other borrowings. As of September 30, 2022, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

There were no sales of available-for-sale securities for the nine months ended September 30, 2022 and 2021.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021 (in thousands):

	Less than 12 months				12 months or more				Total
September 30, 2022 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	108	$348,659	$(15,385)	4.41%	45	$100,734	$(12,947)	12.85%	153	$449,393	$(28,332)	6.30%

Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	14	31,577	(3,702)	11.72	14	31,577	(3,702)	11.72

State and political subdivisions	627	157,266	(13,213)	8.40	224	55,661	(13,881)	24.94	851	212,927	(27,094)	12.72

Mortgage-backed securities and collateralized mortgage obligations	14	42,947	(6,369)	14.83	4	7,147	(1,799)	25.17	18	50,094	(8,168)	16.31

Total temporarily impaired securities	749	$548,872	$(34,967)	6.37%	287	$195,119	$(32,329)	16.57%	1,036	$743,991	$(67,296)	9.05%

	Less than 12 months				12 months or more				Total
December 31, 2021 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	55	$136,867	$(2,203)	1.61%	1	$2,416	$(75)	3.10%	56	$139,283	$(2,278)	1.64%

Other securities (FHLB, FHLMC and FNMA)	5	12,484	(303)	2.43	9	21,984	(583)	2.65	14	34,468	(886)	2.57

State and political subdivisions	231	70,542	(1,055)	1.50	14	9,248	(115)	1.24	245	79,790	(1,170)	1.47

Mortgage-backed securities and collateralized mortgage obligations	4	9,446	(129)	1.37	—	—	—	—	4	9,446	(129)	1.37

Total temporarily impaired securities	295	$229,339	$(3,690)	1.61%	24	$33,648	$(773)	2.30%	319	$262,987	$(4,463)	1.70%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are not attributable to credit losses.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of September 30, 2022. The fair value is expected to recover as the securities approach maturity. The U.S. Treasury and other securities are issued and guaranteed by U.S. government-sponsored entities and agencies. The mortgage-backed securities and collateralized mortgage obligations have implied U.S. government guarantees of the agency

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
securities. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of September 30, 2022.

Note 5.Loans

Classes of loans are as follows:

	September 30, 2022	December 31, 2021
	(Amounts In Thousands)
Agricultural	$98,555	$106,933
Commercial and financial	248,179	222,002
Real estate:
Construction, 1 to 4 family residential	89,379	80,486
Construction, land development and commercial	165,431	127,021
Mortgage, farmland	248,103	232,744
Mortgage, 1 to 4 family first liens	1,060,888	909,564
Mortgage, 1 to 4 family junior liens	118,326	114,342
Mortgage, multi-family	435,666	382,792
Mortgage, commercial	397,048	401,377
Loans to individuals	35,355	32,687
Obligations of state and political subdivisions	49,191	50,285
	$2,946,121	$2,660,233
Net unamortized fees and costs	274	299
	$2,946,395	$2,660,532
Less allowance for credit losses	38,980	35,470
	$2,907,415	$2,625,062

For the nine months ended September 30, 2022 and 2021, the Company recognized none and $5.48 million, respectively, of deferred Paycheck Protection Program (PPP) loan fees in interest income.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses, the allowance for credit losses applicable to individually evaluated loans and the related loan balance of individually evaluated loans for the three and nine months ended September 30, 2022 were as follows:

	Three Months Ended September 30, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance	$2,265	$5,194	$2,772	$3,330	$12,233	$11,233	$1,233	$38,260
Charge-offs	—	(18)	—	(1)	(222)	—	(163)	(404)
Recoveries	10	233	2	6	143	26	50	470
Credit loss expense (benefit)	195	(213)	690	(473)	631	(345)	169	654

Ending balance	$2,470	$5,196	$3,464	$2,862	$12,785	$10,914	$1,289	$38,980

	Nine Months Ended September 30, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470
Charge-offs	(1)	(309)	—	(21)	(471)	(1)	(389)	(1,192)
Recoveries	78	445	7	296	686	76	114	1,702
Credit loss expense (benefit)	132	791	1,157	(846)	1,072	341	353	3,000

Ending balance	$2,470	$5,196	$3,464	$2,862	$12,785	$10,914	$1,289	$38,980

Ending balance, individually evaluated for credit losses	$295	$4	$55	$—	$42	$308	$—	$704

Ending balance, collectively evaluated for credit losses	$2,175	$5,192	$3,409	$2,862	$12,743	$10,606	$1,289	$38,276

Loans:
Ending balance	$98,555	$248,179	$254,810	$248,103	$1,179,214	$832,714	$84,546	$2,946,121

Ending balance, individually evaluated for credit losses	$552	$1,354	$392	$1,687	$5,637	$4,395	$—	$14,017

Ending balance, collectively evaluated for credit losses	$98,003	$246,825	$254,418	$246,416	$1,173,577	$828,319	$84,546	$2,932,104

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses for the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended September 30, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance	$2,055	$4,802	$2,483	$4,904	$10,879	$9,707	$1,110	$35,940
Charge-offs	—	(14)	—	—	(181)	(255)	(138)	(588)
Recoveries	29	431	2	—	140	23	21	646
Credit loss expense (benefit)	34	(871)	(188)	(241)	26	743	89	(408)
Ending balance	$2,118	$4,348	$2,297	$4,663	$10,864	$10,218	$1,082	$35,590

	Nine Months Ended September 30, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070
Impact of adopting ASC 326	(328)	298	327	763	522	1,396	(232)	2,746
Charge-offs	—	(90)	(3)	(1)	(263)	(265)	(234)	(856)
Recoveries	117	966	93	25	648	240	98	2,187
Credit loss expense (benefit)	(179)	(1,711)	(439)	(297)	(2,411)	(568)	48	(5,557)
Ending balance	$2,118	$4,348	$2,297	$4,663	$10,864	$10,218	$1,082	$35,590

Ending balance, individually evaluated for credit losses	$3	$4	$128	$4	$59	$5	$—	$203

Ending balance, collectively evaluated for credit losses	$2,115	$4,344	$2,169	$4,659	$10,805	$10,213	$1,082	$35,387

Loans:
Ending balance	$94,210	$228,181	$191,790	$241,650	$1,013,641	$799,855	$84,534	$2,653,861

Ending balance, individually evaluated for credit losses	$1,426	$1,394	$1,028	$1,583	$5,566	$5,758	$—	$16,755

Ending balance, collectively evaluated for credit losses	$92,784	$226,787	$190,762	$240,067	$1,008,075	$794,097	$84,534	$2,637,106

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The allowance for credit losses, the allowance for credit losses applicable to individually and collectively evaluated loans and the related loan balances as of December 31, 2021:

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses for off-balance sheet credit exposures for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance	$659	$1,776	$1,182	$115	$1,025	$300	$53	$5,110
Credit loss expense (benefit)	(140)	(714)	424	50	(399)	(192)	(19)	(990)
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$519	$1,062	$1,606	$165	$626	$108	$34	$4,120

	Three Months Ended September 30, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance	$494	$1,529	$864	$107	$791	$275	$30	$4,090
Credit loss expense (benefit)	15	117	132	61	13	156	(4)	490
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$509	$1,646	$996	$168	$804	$431	$26	$4,580

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended September 30, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance	$383	$1,118	$849	$113	$794	$559	$34	$3,850
Credit loss expense (benefit)	136	(56)	757	52	(168)	(451)	—	270
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$519	$1,062	$1,606	$165	$626	$108	$34	$4,120

	Nine Months Ended September 30, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance, prior to adoption of ASC 326	$—	$—	$—	$—	$—	$—	$—	$—
Impact of adopting ASC 326	385	1,585	736	180	471	212	15	3,584
Credit loss expense (benefit)	124	61	260	(12)	333	219	11	996
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$509	$1,646	$996	$168	$804	$431	$26	$4,580

The allowance for credit losses for off-balance sheet credit exposures as of December 31, 2021 were as follows:

	Year Ended December 31, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Ending balance	$383	$1,118	$849	$113	$794	$559	$34	$3,850

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Credit loss expense for off-balance sheet credit exposures is included in credit loss expense on the consolidated statement of income for the nine months ended September 30, 2022 and 2021.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

The following tables present the credit quality indicators and origination years by type of loan in each category as of September 30, 2022 (amounts in thousands):

	Agricultural
September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$749	$—	$223	$20	$3	$—	$1,397	$2,392
Good	2,147	633	1,133	430	36	16	4,685	9,080
Satisfactory	12,541	4,596	2,721	1,006	1,253	65	21,559	43,741
Monitor	11,712	2,442	2,213	943	420	225	20,652	38,607
Special Mention	70	—	—	—	—	—	571	641
Substandard	750	—	288	60	176	—	2,820	4,094
Total	$27,969	$7,671	$6,578	$2,459	$1,888	$306	$51,684	$98,555

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Commercial and Financial
September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,252	$758	$554	$—	$202	$—	$4,178	$6,944
Good	14,265	8,648	3,110	627	134	1,148	10,092	38,024
Satisfactory	45,706	26,361	12,751	5,097	2,366	900	53,506	146,687
Monitor	13,176	9,225	6,545	1,354	702	602	19,448	51,052
Special Mention	597	350	335	161	34	—	456	1,933
Substandard	1,043	461	—	47	—	—	1,988	3,539
Total	$76,039	$45,803	$23,295	$7,286	$3,438	$2,650	$89,668	$248,179

	Real Estate: Construction, 1 to 4 Family Residential
September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	212	1,192	—	—	—	—	21,356	22,760
Satisfactory	2,169	3,223	—	—	—	—	41,936	47,328
Monitor	—	—	—	—	—	—	—	—
Special Mention	984	—	—	—	—	—	18,202	19,186
Substandard	—	105	—	—	—	—	—	105
Total	$3,365	$4,520	$—	$—	$—	$—	$81,494	$89,379

	Real Estate: Construction, Land Development and Commercial
September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$375	$—	$—	$—	$—	$132	$1,292	$1,799
Good	2,306	584	947	—	—	227	19,733	23,797
Satisfactory	15,940	12,707	1,200	1,345	254	900	59,340	91,686
Monitor	—	—	—	—	—	—	—	—
Special Mention	7,784	3,391	227	6	34	72	29,350	40,864
Substandard	6,998	191	96	—	—	—	—	7,285
Total	$33,403	$16,873	$2,470	$1,351	$288	$1,331	$109,715	$165,431

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Farmland
September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$3,058	$58	$282	$68	$—	$4	$120	$3,590
Good	20,914	13,439	7,917	1,626	965	3,434	5,224	53,519
Satisfactory	39,819	44,509	21,598	3,832	6,096	9,626	10,990	136,470
Monitor	26,598	5,464	6,020	3,309	891	975	3,090	46,347
Special Mention	4,185	96	208	284	—	28	—	4,801
Substandard	2,797	—	—	60	336	183	—	3,376
Total	$97,371	$63,566	$36,025	$9,179	$8,288	$14,250	$19,424	$248,103

	Real Estate: Mortgage, 1 to 4 Family First Liens
September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,396	$453	$265	$—	$10	$515	$—	$2,639
Good	22,265	4,842	8,574	1,247	2,165	10,231	1,964	51,288
Satisfactory	290,081	204,279	141,224	53,471	49,188	132,555	13,104	883,902
Monitor	26,097	23,646	25,438	4,180	5,168	10,431	5,737	100,697
Special Mention	1,148	1,215	2,623	1,590	889	4,063	1	11,529
Substandard	414	1,916	1,798	615	1,572	4,518	—	10,833
Total	$341,401	$236,351	$179,922	$61,103	$58,992	$162,313	$20,806	$1,060,888

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$9	$—	$—	$—	$16	$25
Good	228	190	474	93	—	543	1,418	2,946
Satisfactory	11,891	11,245	8,129	4,667	5,073	7,806	60,297	109,108
Monitor	399	275	432	94	289	197	2,742	4,428
Special Mention	55	121	351	64	41	186	106	924
Substandard	49	57	200	100	78	29	382	895
Total	$12,622	$11,888	$9,595	$5,018	$5,481	$8,761	$64,961	$118,326

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Multi-Family
September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$299	$3,155	$2,644	$—	$—	$649	$—	$6,747
Good	18,318	15,669	26,865	29	—	8,821	—	69,702
Satisfactory	98,677	96,242	29,386	2,385	475	14,563	10,661	252,389
Monitor	47,748	24,592	25,899	171	—	1,340	7,078	106,828
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$165,042	$139,658	$84,794	$2,585	$475	$25,373	$17,739	$435,666

	Real Estate: Mortgage, Commercial
September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$2,050	$582	$21,625	$—	$—	$1,186	$—	$25,443
Good	19,117	23,256	14,800	2,071	1,292	5,809	11,695	78,040
Satisfactory	51,658	63,796	40,355	10,960	8,625	17,073	18,404	210,871
Monitor	20,450	16,183	24,262	3,052	1,543	7,401	4,601	77,492
Special Mention	536	892	465	169	—	245	—	2,307
Substandard	267	362	1,848	126	194	96	2	2,895
Total	$94,078	$105,071	$103,355	$16,378	$11,654	$31,810	$34,702	$397,048

	Loans to Individuals
September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$58	$—	$—	$—	$—	$—	$—	$58
Good	22	—	—	18	—	—	2	42
Satisfactory	11,077	7,316	3,117	1,084	435	11,387	111	34,527
Monitor	221	202	73	16	28	—	2	542
Special Mention	65	60	6	6	1	—	1	139
Substandard	22	8	6	4	6	—	1	47
Total	$11,465	$7,586	$3,202	$1,128	$470	$11,387	$117	$35,355

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Obligations of State and Political Subdivisions
September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$5,078	$—	$5,078
Good	—	—	1,899	—	—	8,516	—	10,415
Satisfactory	2,599	844	1,975	1,523	589	14,282	8,986	30,798
Monitor	—	—	849	189	99	1,763	—	2,900
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$2,599	$844	$4,723	$1,712	$688	$29,639	$8,986	$49,191

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of September 30, 2022 and December 31, 2021 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
September 30, 2022
Agricultural	$202	$—	$—	$202	$98,353	$98,555	$—
Commercial and financial	701	618	6	1,325	246,854	248,179	—
Real estate:
Construction, 1 to 4 family residential	3,428	—	105	3,533	85,846	89,379	—
Construction, land development and commercial	151	56	287	494	164,937	165,431	—
Mortgage, farmland	118	—	60	178	247,925	248,103	—
Mortgage, 1 to 4 family first liens	842	2,423	2,253	5,518	1,055,370	1,060,888	386
Mortgage, 1 to 4 family junior liens	53	30	16	99	118,227	118,326	7
Mortgage, multi-family	—	—	—	—	435,666	435,666	—
Mortgage, commercial	2,949	181	1,145	4,275	392,773	397,048	—
Loans to individuals	191	45	—	236	35,119	35,355	—
Obligations of state and political subdivisions	—	—	—	—	49,191	49,191	—
	$8,635	$3,353	$3,872	$15,860	$2,930,261	$2,946,121	$393

December 31, 2021
Agricultural	$41	$—	$219	$260	$106,673	$106,933	$6
Commercial and financial	300	537	468	1,305	220,697	222,002	91
Real estate:
Construction, 1 to 4 family residential	276	—	—	276	80,210	80,486	—
Construction, land development and commercial	194	66	96	356	126,665	127,021	—
Mortgage, farmland	503	362	—	865	231,879	232,744	—
Mortgage, 1 to 4 family first liens	5,085	864	2,481	8,430	901,134	909,564	104
Mortgage, 1 to 4 family junior liens	246	41	124	411	113,931	114,342	—
Mortgage, multi-family	640	—	—	640	382,152	382,792	—
Mortgage, commercial	466	—	829	1,295	400,082	401,377	—
Loans to individuals	177	26	5	208	32,479	32,687	—
Obligations of state and political subdivisions	394	—	—	394	49,891	50,285	—
	$8,322	$1,896	$4,222	$14,440	$2,645,793	$2,660,233	$201

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain nonaccrual and TDR loan information by loan type at September 30, 2022 and December 31, 2021, was as follows:

	September 30, 2022			December 31, 2021
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$—	$—	$23	$221	$6	$374
Commercial and financial	678	—	675	707	91	1,085
Real estate:
Construction, 1 to 4 family residential	105	—	—	111	—	—
Construction, land development and commercial	287	—	—	290	—	202
Mortgage, farmland	643	—	1,045	251	—	1,206
Mortgage, 1 to 4 family first liens	4,055	386	1,170	4,685	104	1,364
Mortgage, 1 to 4 family junior liens	178	7	19	200	—	20
Mortgage, multi-family	—	—	625	—	—	1,460
Mortgage, commercial	1,819	—	1,952	2,026	—	2,210
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	$7,765	$393	$5,509	$8,491	$201	$7,921

(1)There were $3.18 million and $2.28 million of TDR loans included within nonaccrual loans as of September 30, 2022 and December 31, 2021, respectively.

Loans 90 days or more past due that are still accruing interest increased $0.19 million from December 31, 2021 to September 30, 2022. As of September 30, 2022, there were four accruing loans past due 90 days or more with an average loan balance of $0.98 million. There were 6 accruing loans past due 90 days or more as of December 31, 2021 with an average loan balance of $0.03 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans. There was no interest income recognized on nonaccrual loans for the nine months ended September 30, 2022 and year ended December 31, 2021.
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

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. As of September 30, 2022, the total amount of the eligible loans in deferral (deferral of principal and/or interest) that met the requirements set forth under the CARES Act and therefore were not considered TDRs was 16 loans,

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
totaling $7.4 million. As of December 31, 2021, there were 16 loans, totaling $9.4 million that met the requirements and were not considered TDRs.

As of September 30, 2022 and December 31, 2021, COVID-19 related payment deferrals were approximately 0.03% and 0.12% of total loans, respectively.

Below is a summary of information for TDR loans as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	1	$23	$140	4	$586	$—
Commercial and financial	11	1,324	50	12	1,116	60
Real estate:
Construction, 1 to 4 family residential	1	105	—	—	—	—
Construction, land development and commercial	1	191	—	1	202	—
Mortgage, farmland	4	1,584	—	5	1,409	—
Mortgage, 1 to 4 family first liens	8	1,170	—	14	1,441	—
Mortgage, 1 to 4 family junior liens	1	19	—	1	20	—
Mortgage, multi-family	1	625	—	2	1,460	—
Mortgage, commercial	11	3,644	—	11	3,963	—
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	39	$8,685	$190	50	$10,197	$60

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following is a summary of TDR loans that were modified during the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	—	$—	$—	—	$—	$—
Commercial and financial	—	—	—	1	371	371
Real estate:
Construction, 1 to 4 family residential	—	—	—	1	105	105
Construction, land development and commercial	—	—	—	1	191	191
Mortgage, farmland	—	—	—	2	1,021	1,021
Mortgage, 1 to 4 family first lien	—	—	—	—	—	—
Mortgage, 1 to 4 family junior liens	—	—	—	—	—	—
Mortgage, multi-family	—	—	—	—	—	—
Mortgage, commercial	—	—	—	1	274	274
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	—	$—	$—	6	$1,962	$1,962

The Company has allocated $0.36 million of allowance for TDR loans and the Company had commitments to lend $0.19 million in additional borrowings to restructured loan customers as of September 30, 2022.  The Company had commitments to lend $0.06 million in additional borrowings to restructured loan customers as of December 31, 2021.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans. The modifications of the terms of loans performed during the nine months ended September 30, 2022 included extensions of the maturity date.

There were no TDR loans that were in payment default (defined as past due 90 days or more) during the period ended September 30, 2022 and the year ended December 31, 2021.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
September 30, 2022
Agricultural	$552	$—	$—	$—	$552	$295
Commercial and financial	1,271	—	83	—	1,354	4
Real estate:
Construction, 1 to 4 family residential	105	—	—	—	105	55
Construction, land development and commercial	287	—	—	—	287	—
Mortgage, farmland	1,507	—	180	—	1,687	—
Mortgage, 1 to 4 family first liens	5,433	—	—	—	5,433	40
Mortgage, 1 to 4 family junior liens	204	—	—	—	204	2
Mortgage, multi-family	625	—	—	—	625	—
Mortgage, commercial	3,770	—	—	—	3,770	308
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	$13,754	$—	$263	$—	$14,017	$704

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The changes in the ACL in 2022 compared to December 31, 2021 is the result of the following factors: improvements in the economic factors, primarily Iowa unemployment in the first quarter, used in the ACL calculation which resulted in a decrease of $1.09 million; increase in loan volume which resulted in an increase of $3.34 million; changes in prepayment and curtailment rates and loss driver analysis resulting in an increase of $0.35 million; increase in the individually analyzed loans reserve of $0.34 million; and increases in qualitative factors determined necessary by management which resulted in an increase of $0.57 million. The decrease in the allowance for credit losses on off-balance sheet credit exposures is primarily a result of the decreased outstanding unfunded commitments and funding rates as of September 30, 2022.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans decreased $2.62 million from December 31, 2021 to September 30, 2022.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 0.48% of loans held for investment as of September 30, 2022 and 0.63% as of December 31, 2021.  The decrease in collateral-dependent loans is due to a decrease in nonaccrual loans of $0.73 million, an increase in 90 days or more accruing loans of $0.19 million and a decrease in TDR loans of $1.51 million from December 31, 2021 to September 30, 2022. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
For the nine months ended September 30, 2022 and 2021, total operating lease expense was $0.44 million and $0.44 million respectively, and is included in occupancy expenses in the consolidated statements of income. Included in this for the nine months ended September 30, 2022 and 2021 were $0.38 million and $0.37 million, respectively, of operating lease costs, $0.03 million and $0.03 million, respectively, of short term lease costs, and $0.03 million and $0.04 million, respectively, of variable lease costs.
For the nine months ended September 30, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities was $0.38 million and $0.38 million, respectively.
As of September 30, 2022 and December 31, 2021, operating lease right-of-use assets included in other assets was $2.21 million and $2.47 million respectively. Operating lease liabilities included in other liabilities were $2.29 million and $2.53 million as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the weighted average remaining lease term for operating leases was 9.72 years and 9.94 years, respectively, and the weighted average discount rate for operating leases was 3.52% and 3.49%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of September 30, 2022, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2022 (excluding the nine months ended September 30, 2022)	$118
2023	327
2024	260
2025	263
2026	266
Thereafter	1,503
Total lease payments	2,737
Less imputed interest	(446)
Total operating lease liabilities	$2,291

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of September 30, 2022 are as follows:

	September 30, 2022
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$242,121	$242,121	$242,121	$—	$—
Investment securities	747,553	747,553	449,393	298,160	—
Loans held for sale	2,664	2,664	—	2,664	—
Loans, net of allowance for credit losses
Agricultural	96,085	96,082	—	—	96,082
Commercial and financial	242,983	241,017	—	—	241,017
Real estate:
Construction, 1 to 4 family residential	88,388	88,854	—	—	88,854
Construction, land development and commercial	162,958	160,469	—	—	160,469
Mortgage, farmland	245,241	239,221	—	—	239,221
Mortgage, 1 to 4 family first liens	1,051,289	1,028,672	—	—	1,028,672
Mortgage, 1 to 4 family junior liens	115,414	113,961	—	—	113,961
Mortgage, multi-family	431,237	423,741	—	—	423,741
Mortgage, commercial	390,563	382,178	—	—	382,178
Loans to individuals	34,515	33,826	—	—	33,826
Obligations of state and political subdivisions	48,742	48,373	—	—	48,373
Accrued interest receivable	14,520	14,520	—	14,520	—
Total financial instrument assets	$3,914,273	$3,863,252	$691,514	$315,344	$2,856,394
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$696,137	$696,137	$—	$696,137	$—
Interest-bearing deposits	2,819,624	2,819,258	—	2,819,258	—
Accrued interest payable	1,056	1,056	—	1,056	—
Total financial instrument liabilities	$3,516,817	$3,516,451	$—	$3,516,451	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$743,826	$—	$—	$—	$—
Letters of credit	7,026	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$750,852	$—	$—	$—	$—
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
Loans, net of allowance for credit losses
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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable. Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the nine months ended September 30, 2022. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2022
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$449,393	$—	$—	$449,393
State and political subdivisions	—	216,489	—	216,489
Mortgage-backed securities and collateralized mortgage obligations	—	50,094	—	50,094
Other securities (FHLB, FHLMC and FNMA)	—	31,577	—	31,577
Total	$449,393	$298,160	$—	$747,553

	December 31, 2021
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$243,925	$—	$—	$243,925
State and political subdivisions	—	263,516	—	263,516
Mortgage-backed securities and collateralized mortgage obligations	—	9,446	—	9,446
Other securities (FHLB, FHLMC and FNMA)	—	34,467	—	34,467
Total	$243,925	$307,429	$—	$551,354

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2022 and the year ended December 31, 2021.

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

	September 30, 2022				Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$55	$55	$—	$—
Commercial and financial	—	—	1,280	1,280	—	225
Real Estate:						—
Construction, 1 to 4 family residential	—	—	50	50	—	—
Construction, land development and commercial	—	—	287	287	—	—
Mortgage, farmland	—	—	1,687	1,687	—	104
Mortgage, 1 to 4 family first liens	—	—	5,158	5,158	153	243
Mortgage, 1 to 4 family junior liens	—	—	194	194	—	5
Mortgage, multi-family	—	—	625	625	—	—
Mortgage, commercial	—	—	3,408	3,408	—	—
Loans to individuals	—	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—	—
Total	$—	$—	$12,744	$12,744	$153	$577

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

Index

Note 8.Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  On August 9, 2022, the Company’s Board of Directors authorized the expansion of the 2005 Stock Repurchase Program to allow an additional 750,000 shares for repurchase and the continuation through December 31, 2027. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,473,471 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2022.  Of these 1,473,471 shares, 7,541 shares were purchased during the quarter ended September 30, 2022, at an average price per share of $71.47.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $76.68 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$86,255	$78,961
Credit cards	65,321	65,913
Commercial, real estate and home construction	240,536	170,539
Commercial lines and real estate purchase loans	351,714	298,911
Outstanding letters of credit	7,026	7,179

Note 10.Income Taxes

Federal income tax expense for the nine months ended September 30, 2022 and 2021 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2021, 2020, and 2019 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2021, 2020, and 2019 remain open for examination.  There were no material unrecognized tax benefits at September 30, 2022  and December 31, 2021 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of September 30, 2022, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending September 30, 2023. In the quarter ended September 30, 2022, the Company's income tax expense included a one-time increase in state income tax expense related to the 2022 enactment of changes in the Iowa bank franchise tax rates. This legislation reduces the Iowa bank franchise tax rate applied to apportioned income for 2023 and future years and required the Company to reduce net deferred tax assets and caused the one-time increase in 2022 tax expense. Income taxes as a percentage of income before taxes were 22.70% for the nine months ended September 30, 2022 and 22.58% for the same period in 2021.  Excluding the one-time state tax expense, the income taxes as a percentage of income before taxes for the nine months ended September 30, 2022 would have been 22.10%.

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

Economic Environment

U.S. economic activity slowed during the first nine months of 2022 reflecting the impacts of significantly higher inflation and rising interest rates as well as repercussions from the Russia-Ukraine war alongside continued economic impacts from the COVID-19 pandemic which have resulted in supply chain disruptions and increased energy prices. After contracting during the first two quarters of the year, U.S. Gross Domestic Product ("GDP") is currently forecast to grow in the third quarter of 2022, while the personal consumption expenditures price index is currently forecast to increase to an annual rate of 6.3 percent in September 2022, well above the FRB's target inflation rate. The FRB increased short-term interest rates by a total of 300 basis points during the first nine months of 2022 and has indicated that it will increase short-term interest rates further during the fourth quarter of 2022 in order to fight inflation.

These conditions have created significant uncertainty about the future economic environment which will continue to evolve and potentially impact our business in future periods. Concerns over interest rate levels, energy prices, domestic and global policy issues, trade policy in the U.S. and geopolitical events, as well as the implications of those events on the markets in general, further add to the global uncertainty. There is also a risk that interest rate increases to fight inflation could lead to a recession. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will likely continue to impact our results for the remainder of 2022 and into 2023.

Our credit administration continues to closely monitor and analyze the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors. Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, senior management is cautiously optimistic that the Company is positioned to continue managing the impact of the varied set of risks and uncertainties currently impacting the economy and remain adequately capitalized. However, the Company may be required to make additional credit loss provisions as warranted by the extremely fluid economic condition.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At September 30, 2022, the Bank has nineteen full-service locations.

Net income for the nine month period ended September 30, 2022 was $35.72 million compared to $41.93 million for the same nine months of 2021, a decrease of $6.21 million or 14.82%.  The principal factors in the decrease in net income for the first nine months of 2022 were a credit loss expense of $7.83 million, primarily due to increased loan growth, increased outstanding loan commitments and lower prepayment and curtailment rates with increasing interest rates; a decrease in noninterest income of $4.29 million; and offset by an increase in net interest income of $4.73 million.

The Company achieved a return on average assets of 1.05% and a return on average equity of 9.85% for the twelve months ended September 30, 2022, compared to the twelve months ended September 30, 2021, which were 1.32% and 12.14%, respectively. The return on average assets and return on average equity for the nine months ended September 30, 2022 were 1.19% and 11.28%, respectively, compared to the nine months ended September 30, 2021, which were 1.42% and 13.30%, respectively.  Dividends of $1.00 per share were paid in January 2022 to 2,727 shareholders.  The dividend paid in January 2021 was $0.94 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 2.92% for the nine months ended September 30, 2022 compared to 2.83% for the same nine months of 2021.  Average earning assets were $3.924 billion year to date in 2022 and $3.823 billion in 2021.

Highlights noted on the balance sheet as of September 30, 2022 for the Company included the following:

•Total assets were $4.000 billion, a decrease of $44.18 million since December 31, 2021.
•Cash and cash equivalents were $242.12 million, a decrease of $539.80 million since December 31, 2021. A portion of the decrease can be attributed to increased investments of approximately $196.20 million since December 31, 2021, primarily in U.S Treasury and mortgage-backed securities as well as loan growth of approximately $285.86 million since year-end.
•Net Loans, net of allowance for credit losses, were $2.910 billion, an increase of $279.30 million since December 31, 2021. The increase is primarily attributable to approximately $47.30 million growth in construction loans, $52.87 million in multi-family loans, $151.32 million growth in 1-4 family first mortgages and $26.18 million in commercial and financial loans since December 31, 2021. Loans held for sale decreased $3.05 million since December 31, 2021.
•Deposits decreased $18.23 million since December 31, 2021, primarily due to decreases in brokered deposits and insured cash sweep (ICS) deposits.

Refer to Note 7 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION

Financial Condition

There has been continued loan demand in 2022, primarily in commercial and financial, construction, farmland mortgages, 1 to 4 family first mortgages and multi-family mortgages. The lingering supply chain and labor market disruptions, as well as significant inflationary pressures have created significant uncertainty regarding projecting loan demand throughout the remainder of 2022. However, outstanding loan commitments continue to be significantly elevated compared to historical levels.

The following table sets forth the composition of the loan portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$98,555	3.35%	$106,933	4.02%
Commercial and financial	248,179	8.42	222,002	8.35
Real estate:
Construction, 1 to 4 family residential	89,379	3.03	80,486	3.03
Construction, land development and commercial	165,431	5.62	127,021	4.77
Mortgage, farmland	248,103	8.42	232,744	8.75
Mortgage, 1 to 4 family first liens	1,060,888	36.01	909,564	34.19
Mortgage, 1 to 4 family junior liens	118,326	4.02	114,342	4.30
Mortgage, multi-family	435,666	14.79	382,792	14.39
Mortgage, commercial	397,048	13.47	401,377	15.09
Loans to individuals	35,355	1.20	32,687	1.23
Obligations of state and political subdivisions	49,191	1.67	50,285	1.88
	$2,946,121	100.00%	$2,660,233	100.00%
Net unamortized fees and costs	274		299
	$2,946,395		$2,660,532
Less allowance for credit losses	38,980		35,470
	$2,907,415		$2,625,062

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

The following table presents the allowance for credit losses as of September 30, 2022 and December 31, 2021 by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans:

	September 30, 2022			December 31, 2021
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,470	6.34%	3.35%	$2,261	6.37%	4.02%
Commercial and financial	5,196	13.33	8.42	4,269	12.04	8.35
Real estate:
Construction, 1 to 4 family residential	991	2.54	3.03	818	2.31	3.03
Construction, land development and commercial	2,473	6.34	5.62	1,482	4.18	4.77
Mortgage, farmland	2,862	7.34	8.42	3,433	9.68	8.75
Mortgage, 1 to 4 family first liens	9,873	25.34	36.01	8,340	23.52	34.19
Mortgage, 1 to 4 family junior liens	2,912	7.47	4.02	3,158	8.90	4.30
Mortgage, multi-family	4,429	11.36	14.79	3,715	10.47	14.39
Mortgage, commercial	6,485	16.64	13.47	6,783	19.12	15.09
Loans to individuals	840	2.15	1.20	771	2.17	1.23
Obligations of state and political subdivisions	449	1.15	1.67	440	1.24	1.88
	$38,980	100.00%	100.00%	$35,470	100.00%	100.00%

The allowance for credit losses (ACL) totaled $38.98 million at September 30, 2022 compared to the allowance of $35.47 million at December 31, 2021. The percentage of the allowance to outstanding loans was 1.32% and 1.33% at September 30, 2022 and December 31, 2021, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding. The changes in the ACL in 2022 compared to December 31, 2021 is the result of the following factors: improvements in the economic factor forecasts, primarily Iowa unemployment, used in the ACL calculation which resulted in a decrease of $1.09 million; increase in loan volume which resulted in an increase of $3.34 million; changes in prepayment and curtailment

Index

HILLS BANCORPORATION
rates and loss driver analysis resulting in an increase of $0.35 million; increase in the individually analyzed loans reserve of $0.34 million; and changes in qualitative factors determined necessary by management which resulted in an increase of $0.57 million.

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

Management has determined that the allowance for credit losses was adequate at September 30, 2022, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry data. This review encompasses levels of total collateral-dependent loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Investment securities available for sale held by the Company increased by $196.20 million from December 31, 2021 to September 30, 2022.  The fair value of securities available for sale was $67.26 million less than the amortized cost of such securities as of September 30, 2022.  At December 31, 2021, the fair value of the securities available for sale was $1.97 million more than the amortized cost of such securities.

Deposits decreased $18.23 million in the first nine months of 2022 primarily due to decreases in brokered deposits and insured cash sweep (ICS) deposits. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $31.67 million as of September 30, 2022 with an average rate of 1.97%.  Brokered deposits were $51.59 million as of December 31, 2021 with an average interest rate of 0.36%. As of September 30, 2022 and December 31, 2021, brokered deposits were 0.90% and 1.46% of total deposits, respectively.

There were no Federal Home Loan Bank (FHLB) borrowings as of September 30, 2022 and December 31, 2021.

Dividends and Equity

In January 2022, Hills Bancorporation paid a dividend of $9.31 million or $1.00 per share.  The dividend paid in January 2021 was $0.94 per share. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of September 30, 2022 totaled $409.06 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. The Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9%. The CARES Act reduced the minimum ratio to 8% beginning in the 2nd quarter of 2020 through December 31, 2020, increasing to 8.5% for 2021 and returning to 9% beginning January 1, 2022. As of September 30, 2022 and December 31, 2021, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of September 30, 2022 and December 31, 2021 are presented below (amounts in thousands):

Index

HILLS BANCORPORATION

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of September 30, 2022:
Company:
Community Bank Leverage ratio	$508,533	12.84%	9.000%

Bank:
Community Bank Leverage ratio	510,806	12.91	9.000

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2021:
Company:
Community Bank Leverage ratio	$484,486	11.80%	8.50%

Bank:
Community Bank Leverage ratio	484,429	11.80	8.50

Index

HILLS BANCORPORATION
Discussion of operations for the nine months ended September 30, 2022 and 2021

Net Income Overview
Total net income was $35.72 million in 2022 and $41.93 million in the comparable period in 2021, a decrease of $6.21 million or 14.82%.  The change in net income in 2022 from the first nine months of 2021 was primarily the result of the following:

•Net interest income increased by $4.73 million, before credit loss expense.
•For the nine months ended September 30, 2022, a credit loss expense was $3.27 million. This represents an increase in expense of $7.83 million from the reversal of credit loss reserves of $4.56 million for the nine months ended September 30, 2021.
•Noninterest income decreased by $4.29 million.
•Noninterest expenses decreased by $0.56 million.
•Income tax expense decreased by $1.74 million.
For the nine month period ended September 30, 2022 and September 30, 2021 basic earnings per share was $3.85 and $4.50, respectively. Diluted earnings per share was $3.85 for the nine months ended September 30, 2022 compared to $4.50 for the same period in 2021.

The Company’s net income for the period was driven primarily by three factors.  The first factor is credit loss expense recorded under CECL. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.910 billion at September 30, 2022. Credit loss expense was $3.27 million in 2022 compared to a reduction of expense of $4.56 million in 2021. The increase in expense when compared to the same period in 2021 is attributable to increases in outstanding loan commitments, loan volume, lower prepayment and curtailment rates with the increasing interest rates and qualitative factor increases determined by management. The reduction in expense in 2021 was primarily due to the increases to the allowance taken in 2020 in response to the COVID-19 pandemic that were released in 2021. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions and asset quality.

The second factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $84.19 million for the first nine months of 2022 was derived from the Company’s $3.924 billion of average earning assets during that period and its tax-equivalent net interest margin of 2.92%.  Average earning assets in the nine months ended September 30, 2021 were $3.823 billion and the tax-equivalent net interest margin was 2.83%. Net interest income for the Company increased primarily as a result of interest income on increased loan volume as well as lower interest expense from lower certificate of deposits volume and no FHLB borrowings. Also, interest income on investment securities was higher due to increased volume of U.S. Treasuries, mortgage-backed securities and municipal securities though this was offset by no PPP fee income in 2022 compared to 2021. The Company expects net interest compression to impact earnings for the foreseeable future due to competition for loans and deposits. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets, increasing yield on loans and the continued interest rate increases by the Federal Reserve Board.

The third factor affecting the Company’s net income is noninterest income, primarily the decrease in net gain on the sale of loans. The net gain on the sale of loans was $1.38 million and $6.24 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of 77.94% for the nine months ended September 30, 2022 compared to the same period in 2021. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates as well as the current origination and refinancing activity. The volume has been significantly impacted by the Federal Reserve Board's increases to the federal funds rate so far in 2022, resulting in a significant decline in the amount of mortgage loan origination and refinance activity.

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2022 and 2021

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. Net interest income on a tax equivalent basis increased $4.76 million for the nine months ended September 30, 2022 compared to the comparable period in 2021.  The increase was primarily attributable to lower interest expense from lower time deposits volume and no FHLB borrowings. Also, interest income on taxable and nontaxable securities was higher due to increased volume of U.S. Treasuries, mortgage-backed securities and municipal securities and higher rates earned on excess cash. There was no PPP fee income recorded in loan interest income in 2022 compared to $5.48 million for the comparable period in 2021. The net interest margin for the first nine months of 2022 was 2.92% compared to 2.83% in 2021 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2022 compared to the comparable period in 2021 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$67,793	(0.32)%	$1,717	$(5,921)	$(4,204)
Taxable securities	266,077	0.13	3,012	479	3,491
Nontaxable securities	26,081	(0.14)	458	(249)	209
Interest-bearing bank balances	(258,601)	0.61	(236)	2,086	1,850
	$101,350		$4,951	$(3,605)	$1,346

Interest expense:
Interest-bearing demand deposits	$76,593	0.04%	$(134)	$(265)	$(399)
Savings deposits	108,376	0.03	(103)	(290)	(393)
Time deposits	(85,899)	(0.21)	1,073	881	1,954
FHLB borrowings	(105,000)	(2.82)	2,248	—	2,248
Interest-bearing other liabilities	21	0.98	—	—	—
	$(5,909)		$3,084	$326	$3,410
Change in net interest income			$8,035	$(3,279)	$4,756

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2022	2021
Yield on average interest-earning assets	3.27%	3.30%
Rate on average interest-bearing liabilities	0.48	0.63
Net interest spread	2.79%	2.67%
Effect of noninterest-bearing funds	0.13	0.16
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	2.92%	2.83%

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2022 and 2021

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met six times during the first nine months of 2022.  The federal funds target rate increased to 3.25% as of September 30, 2022 from 0.25% as of the same period in 2021.  Interest rates on loans are generally affected by the federal funds target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of September 30, 2022, the rate indexes for the one, three and five year indexes were 4.05%, 4.25% and 4.06%, respectively.  The one year index increased 4,400% from 0.09% at September 30, 2021, the three year index increased 701.89% and the five year index increased 314.29%.  The three year index was 0.53% and the five year index was 0.98% at September 30, 2021.

Credit Loss Expense

Credit loss expense was $3.27 million for the nine months ended September 30, 2022 compared to a reduction of expense of $4.56 million in 2021, an increase of expense of $7.83 million.  Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio. The allowance for credit losses totaled $38.98 million at September 30, 2022 compared to $35.59 million as of September 30, 2021. The allowance represented 1.32% and 1.34% of loans held for investment at September 30, 2022 and 2021, respectively.

A significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment, all-transactions house price index for Iowa and Iowa real gross domestic product. The increase in expense when compared to the same period in 2021 is attributable to increases in outstanding loan commitments, loan volume, lower prepayment and curtailment rates with the increasing interest rates and qualitative factor increases determined by management. The reduction in the allowance for credit losses in 2021 was primarily due to the increases to the allowance taken in 2020 in response to the COVID-19 pandemic that were released in 2021.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented.  For the nine months ended September 30, 2022 and 2021, recoveries were $1.70 million and $2.19 million, respectively; and charge-offs were $1.19 million in 2022 and $0.86 million in 2021.  The allowance for credit losses totaled $38.98 million at September 30, 2022 compared to $35.47 million as of December 31, 2021.  The allowance represented 1.32% and 1.33% of loans held for investment at September 30, 2022 and December 31, 2021.

Noninterest Income

The following table sets forth the various categories of noninterest income for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$1,377	$6,243	$(4,866)	(77.94)%
Trust fees	9,338	9,645	(307)	(3.18)
Service charges and fees	9,444	8,729	715	8.19
Other noninterest income	814	647	167	25.81
	$20,973	$25,264	$(4,291)	(16.98)

In the nine months ended September 30, 2022 and 2021, the net gain on sale of loans was $1.38 million and $6.24 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each period can vary significantly.  The volume of activity, margin and demand in these types of loans is directly related to the changes in interest rates and new originations and refinancing activity. The primary reason for the decrease in 2022 compared to 2021 is the increased mortgage interest rates in 2022 leading to the significant decrease in loans originated for sale. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Index

HILLS BANCORPORATION

Service charges and fees increased $0.72 million for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to increased debit and credit card interchange fees from increased volume of transactions.

Other noninterest income categories experienced marginal period-to-period fluctuations for the nine months ended September 30, 2022.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$31,990	$31,484	$506	1.61%
Occupancy	3,265	3,135	130	4.15
Furniture and equipment	5,150	5,523	(373)	(6.75)
Office supplies and postage	1,377	1,268	109	8.60
Advertising and business development	1,874	1,480	394	26.62
Outside services	9,407	9,781	(374)	(3.82)
FDIC insurance assessment	815	777	38	4.89
Other noninterest expense	1,802	1,668	134	8.03
	$55,680	$55,116	$564	1.02

All noninterest expense categories experienced marginal period-to-period fluctuations for the nine months ended September 30, 2022.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2022 and 2021

Net Income Overview

Net income increased $0.62 million for the three months ended September 30, 2022 compared to the same period in 2021.  Total net income was $13.74 million in 2022 and $13.13 million in the comparable period in 2021, an increase of 4.69%.  For the three month periods ended September 30, 2022 and 2021 basic earnings per share was $1.48 and $1.41, respectively. Diluted earnings per share was $1.48 for the three months ended September 30, 2022 compared to $1.41 for the same period in 2021.

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. Net interest income on a tax equivalent basis increased $3.31 million for the three months ended September 30, 2022 compared to the comparable period in 2021. The increase was a result of higher loan volume and interest income on taxable and nontaxable securities due to increased volume of U.S. Treasuries, mortgage-backed securities and municipal securities and rate earned on excess cash. The increase is also attributable to lower interest expense from lower time deposits volume and no FHLB borrowings. This is offset by higher interest expense attributable to higher rates on interest-bearing demand and savings deposits. The net interest margin for the three months ended September 30, 2022 was 3.15% compared to 2.82% in 2021 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2022 compared to the comparable period in 2021 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$187,486	(0.23)%	$2,012	$(1,548)	$464
Taxable securities	314,410	0.34	1,108	495	1,603
Nontaxable securities	13,659	0.02	79	19	98
Interest-bearing bank balances	(510,827)	2.11	(196)	1,273	1,077
	$4,728		$3,003	$239	$3,242

Interest expense:
Interest-bearing demand deposits	$11,338	0.21%	$(6)	$(571)	$(577)
Savings deposits	48,829	0.14	(6)	(441)	(447)
Time deposits	(61,584)	(0.07)	241	93	334
FHLB borrowings	(105,000)	(2.82)	758	—	758
Interest-bearing other liabilities	30	2.16	—	—	—
	$(106,387)		$987	$(919)	$68
Change in net interest income			$3,990	$(680)	$3,310

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2022 and 2021

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2022	2021
Yield on average interest-earning assets	3.53%	3.24%
Rate on average interest-bearing liabilities	0.58	0.57
Net interest spread	2.95%	2.67%
Effect of noninterest-bearing funds	0.20	0.15
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	3.15%	2.82%

Credit Loss Expense

Credit loss expense was a reduction of expense of $0.34 million for the three months ended September 30, 2022 compared to expense of $0.08 million in 2021, a decrease of expense of $0.42 million. The decrease in credit loss expense when compared to the same period in 2021 is primarily attributable to improvements in economic forecasts for Iowa unemployment. Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio. A significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment, all-transactions house price index for Iowa and Iowa real gross domestic product.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented.  For the three months ended September 30, 2022 and 2021, recoveries were $0.47 million and $0.65 million, respectively; and charge-offs were $0.40 million in 2022 and $0.59 million in 2021.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$240	$1,512	$(1,272)	(84.13)%
Trust fees	2,859	3,568	(709)	(19.87)
Service charges and fees	3,282	3,075	207	6.73
Other noninterest income	164	89	75	84.27
	$6,545	$8,244	$(1,699)	(20.61)

In the three months ended September 30, 2022 and 2021, the net gain on sale of loans was $0.24 million and $1.51 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each period can vary significantly.  The volume of activity is directly related to changes in interest rates and new originations and refinancing activity. The primary reason for the decrease in 2022 compared to 2021 is the increased mortgage interest rates in 2022 leading to the significant decrease in loans originated for sale. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income. Trust fees decreased $0.70 million to $2.86 million for the quarter ended September 30, 2022 compared to the same period in 2021 due to the decrease in assets under management of $0.327 billion from $2.429 billion as of September 30, 2021 to $2.102 billion as of September 30, 2022. Other noninterest income categories experienced marginal period-to-period fluctuations for the three months ended September 30, 2022.

Index

HILLS BANCORPORATION
Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$10,818	$10,281	$537	5.22%
Occupancy	1,024	955	69	7.23
Furniture and equipment	1,770	1,652	118	7.14
Office supplies and postage	425	428	(3)	(0.70)
Advertising and business development	586	496	90	18.15
Outside services	3,491	3,496	(5)	(0.14)
FDIC insurance assessment	267	267	—	—
Other noninterest expense	650	623	27	4.33
	$19,031	$18,198	$833	4.58

All noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended September 30, 2022 and 2021.

Index

HILLS BANCORPORATION

Income Taxes

Federal and state income tax expenses were $10.49 million and $12.23 million for the nine months ended September 30, 2022 and 2021, respectively. Income taxes as a percentage of income before taxes were 22.70% in 2022 and 22.58% in 2021. Federal and state income tax expenses were $4.43 million and $3.86 million for the three months ended September 30, 2022 and 2021, respectively. Income taxes as a percentage of income before taxes were 24.36% in 2022 and 22.74% in 2021. In the quarter ended September 30, 2022, the Company's income tax expense included a one-time increase in state income tax expense related to the 2022 enactment of changes in the Iowa bank franchise tax rates. This legislation reduces the Iowa bank franchise tax rate applied to apportioned income for 2023 and future years and required the Company to reduce net deferred tax assets and caused the one-time increase in tax expense for the three months ended September 30, 2022.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 18.69% of the Company’s total assets at September 30, 2022 compared to 13.63% at December 31, 2021.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of September 30, 2022, the Company had no outstanding borrowings from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $966.77 million at September 30, 2022.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $570.81 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2022.

As of September 30, 2022, investment securities with a carrying value of $9.02 million were pledged to collateralize public and trust deposits and other borrowings.  As of December 31, 2021, investment securities with a carrying value of $10.03 million were pledged.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Interim Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Principal Executive Officer and Interim Principal Accounting Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange

Index

HILLS BANCORPORATION
Commission.  There have been no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended September 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 to July 31	3,457	$71.00	3,457	30,613
August 1 to August 31	828	71.34	828	779,785
September 1 to September 30	3,256	72.00	3,256	776,529
Total	7,541	$71.47	7,541	776,529

(1)  On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  On August 9, 2022, the Company’s Board of Directors authorized the expansion of the 2005 Stock Repurchase Program to allow an additional 750,000 shares for repurchase and the continuation through December 31, 2027. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

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

HILLS BANCORPORATION

Date:	November 4, 2022	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	November 4, 2022	By: /s/ Jason Weeks
Jason Weeks, Interim Treasurer and Interim Principal Accounting Officer