Form 10-K
period 2022-12-31
HILLS BANCORPORATION
filed 2023-03-03
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   October 1, 2022  to December 31, 2022

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022, based on the most recent sale price of $72.00 per share, and 7,771,294 shares held was $559,533,150.  Common stock held by non-affiliates excludes 1,528,977 shares held by directors, executive officers, and under the Registrant’s Employee Stock Ownership Plan.

The number of shares outstanding of the Registrant's common stock as of February 28, 2023 is 9,219,336 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement dated March 17, 2023 for the Annual Meeting of the Shareholders of the Registrant to be held April 17, 2023 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

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

Lending Activities

Real Estate Loans

Real estate loans totaled $2.641 billion and comprised 84.97% of the Bank’s loan portfolio as of December 31, 2022.  The Bank’s real estate loans include construction loans and mortgage loans.

Mortgage Loans.  The Bank offers residential, commercial and agricultural real estate loans.  As of December 31, 2022, mortgage loans totaled $2.352 billion and comprised 75.69% of the Bank’s loan portfolio.

Residential real estate loans totaled $1.256 billion and were 40.42% of the Bank’s loan portfolio as of December 31, 2022.  These loans include first and junior liens on 1 to 4 family residences.  The Bank originates 1 to 4 family mortgage loans to individuals and businesses within its trade area.  The Bank sells certain mortgage loans to third parties on the secondary market.  For the loans sold on the secondary market, the Bank does not retain any percentage of ownership or servicing rights.  Interest rates for residential real estate mortgages are determined by competitive pricing factors on the secondary market and within the Bank’s trade area.  Collateral for residential real estate mortgages is generally the underlying property.  Generally, repayment of these loans is from monthly principal and interest payments from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets that the Bank serves.

Commercial real estate loans totaled $402.84 million and were 12.96% of the Bank’s loan portfolio at December 31, 2022.  The Bank originates loans for commercial properties to individuals and businesses within its trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  The Bank offers both fixed and variable rate loans for commercial real estate.

Multi-family real estate loans totaled $436.95 million and were 14.06% of the Bank’s loan portfolio at December 31, 2022.  Multi-family real estate loans are made to individuals and businesses in the Bank’s trade area.  These loans are primarily secured by properties such as apartment complexes.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  Generally, interest rates for multi-family loans are fixed for the loan term.

Mortgage loans secured by farmland totaled $256.57 million and were 8.25% of the Bank’s loan portfolio at December 31, 2022.  Loans for farmland are made to individuals and businesses within the Bank’s trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less.  Generally, interest rates are fixed for mortgage loans secured by farmland.

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

As of December 31, 2022, construction loans for personal residences totaled $92.41 million and were 2.97% of the Bank’s loan portfolio.  Construction loans for land development and commercial projects totaled $196.24 million and were 6.31% of the Bank’s loan portfolio.  In total, construction loans totaled $288.65 million and were 9.28% of the Bank’s loan portfolio as of December 31, 2022.

Commercial and Financial Loans

The Bank’s commercial and financial loan portfolio totaled $269.57 million and comprised 8.67% of the total loan portfolio at December 31, 2022.  The Bank’s commercial and financial loans include loans to contractors, retailers and other businesses.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment.  Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower.  Terms of commercial and financial loans generally range from one to five years.  Interest rates for commercial loans can be fixed or variable.

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

In response to the Coronavirus Disease 2019 ("COVID-19"), during the year ended December 31, 2021, the Company provided $58.34 million of Paycheck Protection Program (PPP) loans which are included with commercial and financial loans in the financial statements. As of December 31, 2021, the Company had outstanding PPP loan balances of $5.34 million. Substantially all PPP loans had been forgiven as of December 31, 2022. See further discussion in Item 1A.

Agricultural Loans

Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations.  These loans totaled $112.71 million and constituted 3.63% of the total loan portfolio at December 31, 2022.  Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery.  The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations.  The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.  Agricultural loans generally have a term of one year and may have a fixed or variable rate.

Consumer Lending

The Bank offers consumer loans including personal loans and automobile loans.  These consumer loans typically have shorter terms and lower balances.  At December 31, 2022, consumer loans totaled $36.68 million and were 1.18% of the Bank’s total loan portfolio.

Loans to State and Political Subdivisions

Loans to State and Political Subdivisions include only tax-exempt loans. These loans totaled $48.21 million and comprised 1.55% of the Bank’s total loan portfolio at December 31, 2022.

Deposit Activities

The Bank’s primary funding source for its loan portfolio and other investments consist of the acceptance of demand, savings and time deposits.

Average Daily Balances

The following table shows average balances of assets, liabilities and stockholders’ equity:

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31,
	2022	2021	2020
	(Amounts In Thousands)
ASSETS
Noninterest-bearing cash and cash equivalents	$31,193	$30,957	$28,885
Interest-bearing cash and cash equivalents	352,723	751,169	362,352
Taxable securities	517,445	246,550	178,239
Nontaxable securities	246,577	223,770	196,437
Federal funds sold	247	172	191
Loans, net	2,787,415	2,644,701	2,704,989
Property and equipment, net	33,892	35,115	36,385
Other assets	15,614	48,329	48,545
	$3,985,106	$3,980,763	$3,556,023
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$647,286	$578,931	$459,664
Interest-bearing demand deposits	1,105,811	1,062,059	876,595
Savings deposits	1,163,316	1,093,560	875,091
Time deposits	566,888	643,934	695,468
Other borrowings	3,648	6	9
FHLB borrowings	2,043	101,895	181,093
Noninterest-bearing other liabilities	23,838	25,621	24,777
Redeemable common stock held by Employee Stock Ownership Plan	50,512	48,671	49,578
Stockholders' equity	421,764	426,086	393,748
	$3,985,106	$3,980,763	$3,556,023

Other Information
The Bank’s business is not seasonal.  As of December 31, 2022, the Company had no employees and the Bank had 477 full-time and 50 part-time employees.

For additional discussion of the impact of the economy on the financial condition and results of operations of the Company, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Officers of the Registrant
The executive officers of the Company and the Bank, along with their respective ages and positions held, are identified in the table below.

Name	Age	Position
Company
Dwight O. Seegmiller	70	Mr. Seegmiller, who joined the Company in 1975, has served as its President since 1986. Prior to 1986, Mr. Seegmiller was the Senior Vice President of Lending.

Anthony V. Roetlin	55	Mr. Roetlin has held the position of Treasurer and Principal Financial Officer since December 2022.

Joseph A. Schueller	45	Mr. Schueller held the position of Treasurer and Principal Financial Officer from March 2021 until September 2022.

Bank
Shelley R. Asher	44	Ms. Asher has held the position of Senior Vice President, Director of Operations since June 2021.

Becky DeWaard	62	Ms. DeWaard has held the position of Senior Vice President, Director of Human Resources since March 2021.

Timothy D. Finer	61	Mr. Finer held the position of Senior Vice President, Director of Mortgage Lending since 2005. Subsequent to year-end, Mr. Finer was appointed to the position of Director of Commercial Banking.

Brian R. Globokar	49	Mr. Globokar has held the position of Senior Vice President, Director of Trust and Wealth Management Services since 2020.

Kenneth W. Hinrichs	49	Mr. Hinrichs has held the position of Senior Vice President, Director of Digital Strategy and Systems since June 2021. Previously, Mr. Hinrichs held the position of Senior Vice President, Director of Operations and Digital Banking since 2019.

Neal T. Marple	53	Mr. Marple has held the position of Senior Vice President, Director of Information Services since 2019.

Kenza B. Nelson	43	Ms. Nelson has held the position of Senior Vice President, General Counsel since May 2020.

Steven R. Ropp	62	Mr. Ropp has held the position of Senior Vice President, Director of Commercial Banking since 2008. Mr. Ropp retired effective December 31, 2022.

Lisa A. Shileny	46	Ms. Shileny has held the position of President of the Bank since November 2022 and the position of Chief Operating Officer since December 2021. Previously, Ms. Shileny held the position of Senior Vice President, Director of Administration since 2019 and Senior Vice President, General Counsel from 2016 to 2019.

Nicole M. Slaubaugh	45	Ms. Slaubaugh has held the position of Senior Vice President, Director of Retail Banking since 2016.

MARKET AREA

Johnson County

The Bank’s trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa.  These communities have a combined population of approximately 125,200.  Johnson County, Iowa has a population of approximately 155,000.  The University of Iowa in Iowa City has approximately 31,300 students and 34,400 full and part-time employees, including 11,400 employees of The University of Iowa Hospitals and Clinics.

Linn County

The Bank's trade area includes the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa.  Lisbon has a population of approximately 2,200 and Mount Vernon, located two miles from Lisbon, has a population of approximately 4,600. Both communities are within easy commuting distances to Cedar Rapids and Iowa City, Iowa.  Cedar Rapids has a metropolitan population of approximately 178,000 including approximately 42,000 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and 25 miles north of Iowa City on Interstate 380.  The total population of Linn County is approximately 229,000.  The largest employer in the Cedar Rapids area is Collins Aerospace, manufacturer of communications instruments, with approximately 10,000 employees.

Washington County

The Bank's trade area includes the Washington County, Iowa communities of Kalona, Washington and Wellman, Iowa.  Kalona is located approximately 14 miles north of Washington. Wellman is located approximately 5 miles west of Kalona.  Kalona has a population of approximately 2,900, Washington has a population of approximately 7,400 and Wellman has a population of approximately 1,500.  The population of Washington County is approximately 22,500.  Kalona, Washington and Wellman are primarily agricultural communities, but are located within easy driving distance for employment in Iowa City, Coralville and North Liberty.

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

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson, Linn and Washington County.  A comparison of the number of office locations and deposits in the three counties as of June, 2022 (most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County		Washington County
	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)
Hills Bank and Trust Company	9	$2,317	7	$813	3	$317
Branches of largest competing national bank	4	434	5	984	—	—
Largest competing independent bank	6	971	5	1,313	2	364
Largest competing credit union (1)	6	8,164	4	1,241	1	1
All other bank and credit union offices	22	1,132	80	4,136	8	263
Total Market in County	47	$13,018	101	$8,487	14	$945

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

The Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9%. The Coronavirus Aid, Relief and Economic Security ("CARES") Act reduced the minimum ratio to 8% beginning in the 2nd quarter of 2020 through December 31, 2020, increasing to 8.5% for 2021 and returning to 9% beginning January 1, 2022. As of December 31, 2022, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirement, with a CBLR of 13.27%.

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

Deposit Insurance. The deposits of the Bank are insured up to regulatory limits set by the FDIC, and, accordingly in 2022, were subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and effective on April 21, 2006.  The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment).  The amount assessed to each institution is based on the average total assets of the Company less average tangible equity as well as the degree of risk the institution poses to the DIF.  The FDIC assesses higher rates to those institutions that pose greater risks to the insurance fund.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.  The current annualized assessment rate is 3.00 basis points.

Capital Requirements.  The Bank is an insured state bank, incorporated under the laws of the state of Iowa.  As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent.  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.50% plus a fully-funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for credit losses less any intangible assets. At December 31, 2022, the Community Bank Leverage Ratio of the Bank was 13.33% and exceeded the ratio required by the Superintendent.

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

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2022 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2022:
Company:
Community Bank Leverage Ratio	$517,831	13.27%	9.00%

Bank:
Community Bank Leverage Ratio	520,149	13.33	9.00

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

Dividends.  The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2022.  Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of total risk-based capital to assets of 9.0%, $169.08 million of the Bank’s Tier 1 capital of $520.15 million as of December 31, 2022, is available for the payment of dividends to the Company. Also, the capital conservation buffer discussed previously could limit the amount of payment of dividends if the Company fails to maintain required capital levels.

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

Economic and Market Risks

We may be adversely affected by economic conditions in the local economies in which we conduct our operations, and in the United States in general, including global economic, geopolitical instability, inflationary risks and ongoing impact of the COVID-19 pandemic.

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

Our income and cash flows depend to a great extent on the difference between the interest rates earned by us on interest-earning assets such as loans and investment securities and the interest rates paid by us on interest-bearing liabilities such as deposits and borrowings. Our net interest margin will be affected by general economic conditions, fiscal and monetary policies of the federal government, and our ability to respond to changes in such rates. Our assets and liabilities are affected differently by a change in interest rates. An increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process is presented under the heading "Quantitative and Qualitative Disclosures about Market Risk" included under Item 7A of Part II of this Form 10-K. The Federal Open Market Committee (FOMC), with particular attention being given to ongoing supply chain disruptions, rising energy and commodity prices and the global economic impact of the Russia-Ukraine conflict, has signaled that additional increases may be appropriate if inflation pressures remain elevated or intensify. Further increases to prevailing interest rates could influence the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings. Moreover, additional and aggressive increases to the target range for the federal funds rate, combined with ongoing geopolitical instability, raise the risk of economic recession. Any such downturn, especially in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations. Also, our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our financial condition and results of operations.

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

We may be adversely impacted by legislation and potential additional legislation and rulemaking.

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

We maintained a balance of $776.10 million, or 19.50% of our assets, in investment securities at December 31, 2022. Changes in market interest rates may affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that may reduce our stockholders' equity. Available-for-sale (AFS) debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For AFS debt securities, a decline in fair value due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis. In assessing whether the impairment of investment securities is due to credit losses, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, commercial, construction and residential loans, and such loans are concentrated in the Bank’s trade area.  As of December 31, 2022, 84.97% of our loans had real estate as a primary component of collateral.  The market value of real estate may fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.  Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower could adversely impact the future cash flow and market values of the affected properties.

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

We also originate agricultural operating loans.  As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property.  Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops.  The primary livestock in our market areas are hogs and turkeys.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

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

Our success is dependent on experienced senior management with a strong local community network.  Our ability to retain the current management team is key to the successful implementation of our growth strategy.  It is equally important that we are able to continue to attract and retain quality and community-focused managers and officers.  The unexpected loss of one of our key managers and/or officers or the inability to attract qualified personnel could have an adverse effect on our operations, financial condition and reputation. The Company's Treasurer and Principal Financial Officer resigned in September 2022. The Company retained an outside consultant to assist the President and CEO of the Bank in managing the responsibilities of the Principal Financial Officer position in the period before the Company's current Treasurer and Principal Financial Officer, Anthony Roetlin, was appointed in December 2022.

Labor shortages and a failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, decreased labor force size and participation rates, and other government actions. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base and also within our third-party vendors could lead to increased costs, such as increased compensation expense to attract and retain employees. In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our business, results of operations and financial condition.

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

LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. LIBOR is set based on interest information reported by certain banks, which may stop reporting such information in 2023. It is uncertain at this time the extent to which those entering into financial contracts will transition to any particular benchmark.

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

The Company's office and the main office of the Bank are located at 131 E. Main Street, Hills, Iowa.  This is a brick building containing approximately 45,000 square feet. A portion of the building was built in 1977, a two-story addition was completed in 1984, and a two-story brick addition was completed in February 2001. The majority of the Bank’s operations and administrative functions are located in Hills, Iowa.  The Bank operates its business from its main office and its 18 full service branches in the Iowa counties of Johnson, Linn and Washington.  The Bank owns its main office complex and 14 of its branch offices.  Four of the Bank’s branches are leased.

All of the properties owned by the Bank are free and clear of any mortgages or other encumbrances of any type.  See Note 16 to the Consolidated Financial Statements for minimum future rental commitments for leased properties.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 31, 2023, the Company had 2,718 stockholders.  There is no established trading market for the Company's common stock, and the Company's stock is not actively traded.  Our common stock is not listed on the NASDAQ stock market or any other stock exchange. While there is no established public trading market for our common stock, our shares are currently quoted in the inter-dealer quotation, or “over-the-counter,” marketplace under the trading symbol “HBIA.”  The principal over-the-counter market is operated by OTC Markets Group, Inc., which provides quotes for the Company on its OTC Pink tier.

The high and low bid information for the Company’s stock for each quarter of the two most recent fiscal years, as reported by OTC Market Groups, Inc., is provided below.  The prices indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2022		2021
	High	Low	High	Low
1st quarter	$70.00	$66.50	$64.00	$60.82
2nd quarter	72.00	69.05	70.00	62.65
3rd quarter	71.50	70.05	69.90	64.55
4th quarter	71.43	70.65	69.20	66.50

In addition, based on the Company’s stock transfer records and information informally provided to the Company, stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price
2022	180,065	215	$72.00	$68.00	(1)
2021	138,552	197	$68.00	$62.50	(2)
2020	173,598	188	$66.00	$60.00	(3)

(1)2022 transactions included repurchases by the Company of 111,721 shares of stock under the 2005 Stock Repurchase Program.  2022 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $68.00 to $72.00 per share.
(2)2021 transactions included repurchases by the Company of 55,119 shares of stock under the 2005 Stock Repurchase Program.  2021 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $62.50 to $68.00 per share.
(3)2020 transactions included repurchases by the Company of 133,622 shares of stock under the 2005 Stock Repurchase Program. 2020 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $60.00 to $66.00 per share.

All transactions under the 2005 Stock Repurchase Program were at a price equal to the most recent quarterly independent appraisal of the shares of the Company's common stock. The most recent independent current quarterly appraisal value of the stock is $72.00 a share. The closing bid for the Company's stock on February 14, 2023 was $71.60 a share as reported by the OTC Markets Group, Inc.

The Company currently pays an annual dividend on its common stock to stockholders, and it expects to continue to maintain its annual dividend for the foreseeable future periods.

The following performance graph provides information regarding cumulative, five-year shareholder returns on an indexed basis of the Company's Common Stock compared to the NASDAQ Market Index prepared by MORNINGSTAR of Chicago, IL and a custom peer group of Midwest community banks. The latter index reflects the performance of bank holding companies operating principally in the Midwest in the following states: Iowa, Illinois, Kansas, Minnesota, Missouri, Nebraska, North Dakota, South Dakota and Wisconsin. The indexes assume the investment of $100 on December 31, 2017 in Company Common Stock, the NASDAQ Index and the Midwest Community Banks Index, with all dividends reinvested.

Hills Bancorporation Performance Graph (2017-2022)
300
275
250
225
200
175
150
125
100
2017
2018
2019
2020
2021
2022
Period Ending
HILLS BANCORPORATION
MIDWEST COMMUNITY BANKS
NASDAQ MARKET INDEX

	2017	2018	2019	2020	2021	2022
HILLS BANCORPORATION	$100.00	$114.53	$123.68	$120.55	$130.20	$143.09
MIDWEST COMMUNITY BANKS	$100.00	$87.30	$108.92	$97.12	$127.53	$114.21
NASDAQ MARKET INDEX	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65

Note regarding the performance graph: Cumulative five-year Shareholder returns on an indexed basis. The indexes assume the investment of $100 in year with all dividends reinvested.

The following table sets forth the Company’s equity compensation plan information as of December 31, 2022, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	5,805	$62.00	197,245
Equity compensation plans not approved by security holders	—	—	—
Total	5,805	$62.00	197,245

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  On August 9, 2022, the Company's Board of Directors authorized the expansion of the 2005 Stock Repurchase Program to allow an additional 750,000 shares for repurchase and the continuation through December 31, 2027.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2022:

Period in 2022	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31	7,762	$72.00	7,762	768,767
November 1 to November 30	29,856	72.00	29,856	738,911
December 1 to December 31	5,376	72.00	5,376	733,535
Total	42,994	$72.00	42,994	733,535

Item 6.     [Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion by management is presented regarding the financial results for the Company for the dates and periods indicated.  The discussion should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document. For a discussion on the comparison of results of operations for the years ended December 31, 2021 and 2020, refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Form 10-K filed with the SEC on March 4, 2022.

An overview of the year 2022 is presented following the section discussing a special note regarding forward looking statements.

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
•The effects of, and changes in, laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters as well as any laws otherwise affecting the Company, including, but not limited to, changes in U.S. tax laws and regulations.
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

Economic Environment

U.S. economic activity slowed in the first half of 2022 reflecting the impacts of significantly higher inflation and rising interest rates as well as repercussions from the Russia-Ukraine war alongside continued economic impacts from the COVID-19 pandemic which have resulted in supply chain disruptions and increased energy prices. After contracting during the first two quarters of the year, U.S. Gross Domestic Product ("GDP") grew 2.9% for 2022, while the personal consumption expenditures price index declined to an annual rate of 5.0 percent in December 2022, though still well above the FRB's target inflation rate. The FRB increased short-term interest rates by a total of 425 basis points during 2022 and has indicated that it will increase short-term interest rates further during the first quarter of 2023 in order to fight inflation.

These conditions have created significant uncertainty about the future economic environment which will continue to evolve and potentially impact our business in future periods. Concerns over interest rate levels, energy prices, domestic and global policy issues, trade policy in the U.S. and geopolitical events, as well as the implications of those events on the markets in general, further add to the global uncertainty. There is also a risk that interest rate increases to fight inflation could lead to a recession. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will likely continue to impact our results into 2023.

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

The Company’s net income for 2022 was $47.75 million compared to $48.09 million in 2021 and $38.65 million in 2020. Diluted earnings per share were $5.15, $5.16, and $4.12 for the years ended December 31, 2022, 2021 and 2020, respectively.

The Bank’s net interest income is the largest component of the Bank’s revenue, and is a function of the average earning assets and the net interest margin percentage.  Net interest margin is the ratio of net interest income to average earning assets.  For the years ended December 31, 2022 and 2021, the Bank achieved a net interest margin of 3.00% and 2.75%, respectively. For the year ended December 31, 2022, net interest income on a tax equivalent basis increased by $10.60 million. In 2022, net interest income increased $9.30 million due to growth of $38.05 million in the Bank's average earning assets, increased $3.98 million due to decreases in certificates of deposit and FHLB borrowings and was offset by decreases of $2.67 million due to interest rate changes.

Highlights with respect to items on the Company’s balance sheet as of December 31, 2022 included the following:

•Total assets were $3.980 billion, a decrease of $64.08 million since December 31, 2021.
•Cash and cash equivalents were $36.64 million, a decrease of $745.28 million since December 31, 2021. A substantial portion of the decrease can be attributed to increased investments of approximately $280.92 million since December 31, 2021, primarily in U.S. Treasury and mortgage-backed securities as well as loan growth of approximately $447.88 million since December 31, 2021.
•Loans, net of allowance for credit losses and unamortized fees and costs, totaling $3.067 billion, an increase of $437.87 million since December 31, 2021. The increase is primarily attributable to growth of approximately $81.14 million in construction loans, $221.43 million in 1 to 4 family first mortgages, $54.16 million in multi-family mortgages, $47.57 million in commercial and financial loans and $23.83 million in farmland mortgages. Loans held for sale decreased $4.05 million since December 31, 2021.
•Deferred income tax assets were $24.06 million, an increase of $14.94 million since December 31, 2021. The increase is primarily attributable to unrealized losses on available for sale investments of $54.20 million as of December 31, 2022.
•Deposits decreased $176.63 million in 2022 to $3.357 billion primarily due to decreases in brokered deposits and insured cash sweep (ICS) deposits of approximately $97 million, decrease of $32.34 million of time deposits and increased customer usage of deposits throughout 2022.
•Fed Funds purchased and FHLB borrowings increased $82.06 million and $40.00 million, respectively, as of December 31, 2022 compared to no borrowings as of December 31, 2021, primarily to fund strong loan growth and increased customer deposit usage.
•Stockholders’ equity decreased $10.19 million to $428.26 million in 2022, with dividends having been paid in 2022 of $9.30 million.
Reference is made to Note 14 of the Company’s consolidated financial statements for a discussion of fair value measurements which relate to methods used by the Company in recording certain assets and liabilities on its consolidated financial statements.

The return on average equity was 11.32% in 2022 compared to 11.29% in 2021. The Company remains well-capitalized as of December 31, 2022 with a CBLR of 13.27%. The minimum regulatory guideline is 9%.  The Company paid a dividend per share of $1.00 in 2022, $0.94 in 2021 and $0.89 in 2020.

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

When a loan does not share risk characteristics with other loans, we measure expected credit loss as the difference between the amortized cost basis in the loan and the present value of expected future cash flows discounted at the loan's effective interest rate except that, for collateral-dependent loans, credit loss is measured as the difference between the amortized cost basis in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. In accordance with our appraisal policy, the fair value of collateral-dependent loans is based upon independent third-party appraisals or on collateral valuations prepared by in-house evaluations. Once a third-party appraisal is greater than one year old, or if its determined that market conditions, changes to the property, changes in intended use of the property or other factors indicate that an appraisal is no longer reliable, we perform an internal collateral valuation to assess whether a change in collateral value requires an additional adjustment to carrying value. When we receive an updated appraisal or collateral valuation, management reassesses the need for adjustments to the loan's expected credit loss measurements and, where appropriate, records an adjustment. If the calculated expected credit loss is determined to be permanent, fixed or nonrecoverable, the credit loss portion of the loan will be charged off against the allowance for credit losses. Loans designated having significantly increased credit risk are generally placed on nonaccrual and remain in that status until all principal and interest payments are current and the prospects for future payments in accordance with the loan agreement are reasonably assured, at which point the loan is returned to accrual status.

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

Financial Position

Year End Amounts	2022	2021	2020	2019	2018
	(Amounts In Thousands)
Total assets	$3,980,481	$4,044,562	$3,782,362	$3,302,550	$3,044,037
Investment securities	782,565	555,900	416,544	366,368	331,098
Loans held for sale	1,663	5,716	43,947	8,400	1,984
Loans, net	3,066,981	2,625,062	2,674,012	2,606,277	2,591,085
Deposits	3,357,367	3,533,994	3,192,568	2,661,364	2,421,124
Other short-term borrowings	82,061	249	—	—	—
Federal Home Loan Bank borrowings	40,000	—	105,000	185,000	215,000
Redeemable common stock	51,011	50,013	47,329	51,826	48,870
Stockholders' equity	428,260	438,450	416,076	375,211	334,882

Total assets at December 31, 2022 decreased $64.08 million, or 1.58%, from the prior year-end. The largest decrease in assets in 2022 occurred in cash and cash equivalents, which decreased $745.28 million as of December 31, 2022 compared to December 31, 2021. A substantial portion of the decrease can be attributed to increased investments of approximately $280.92 million since December 31, 2021, primarily in U.S. Treasury and mortgage-backed securities as well as loan growth of approximately $447.84 million since December 31, 2021. The largest growth in assets in 2022 occurred in net loans which increased $441.92 million for the year ended December 31, 2022.  Loans held for sale to the secondary market decreased $4.05 million for the year ended December 31, 2022.  Loans held for investment represent the largest component of the Bank’s earning assets.  Loans held for investment were $3.108 billion and $2.661 billion at December 31, 2022 and 2021, respectively.

The local economy that generated consistent demand for loans was a significant factor in the increase in net loans. Significant loan growth was noted in the following areas: approximately $81.14 million in construction loans, $221.43 million in 1 to 4 family first mortgages, $54.16 million in multi-family mortgages, $47.57 million in commercial and financial loans and $23.83 million in farmland mortgages. Given the current economic environment and the potential for a recession in 2023, the increase in net loans in 2022 may not continue into 2023, and as a result, may not be indicative of future performance.

On a net basis, the Company originated $447.84 million in loans to customers for the year ended December 31, 2022 compared to loan collections of $52.02 million for the year ended December 31, 2021, primarily due to the collections from the forgiveness of PPP loans. The Company has not historically engaged in significant participation activity and does not purchase participations from outside its established trade area.  The Company’s policy allows for the purchase or sale of participations related to existing customers or to participate in community development activity.  The Company held participations purchased of $16.20, $17.18 and $19.83 million as of December 31, 2022, 2021 and 2020, respectively.  The participations purchased were less than one percent of loans held for investment for each of the three years.

The Company did experience significant overall increases in its loans held for investment in 2022 compared to 2021 though the loan composition in 2022 remained comparable to 2021. Residential real estate loans, including first and junior liens, were $1,255.94 million and $1,023.91 million as of December 31, 2022 and 2021, respectively.  The dollar total of residential real estate loans increased 22.66% in 2022 and increased 0.39% in 2021.  Residential real estate loans were 40.41% of the loan portfolio at December 31, 2022 and 38.49% at December 31, 2021.  Agricultural loans, including production and mortgages, were $369.28 million and $339.68 million as of December 31, 2022 and 2021, respectively, an increase of 8.71% in 2022 compared to 2021. Agricultural loans represented 11.88% and 12.77% of the Company's loan portfolio as of December 31, 2022 and 2021, respectively. Construction loans were $288.65 million and $207.51 million as of December 31, 2022 and 2021, respectively, an increase of 39.10% in 2022 compared to 2021. Construction loans represented 9.29% and 7.80% of the Company's loan portfolio as of December 31, 2022 and 2021, respectively. Commercial and financial loans were $269.57 million and $222.00 million as of December 31, 2022 and 2021, respectively, an increase of 21.43% in 2022 compared to 2021. Commercial and financial loans represented 8.67% and 8.35% of the Company's loan portfolio as of December 31, 2022 and 2021, respectively. Multi-family real estate loans were $436.95 million and $382.79 million as of December 31, 2022 and 2021, respectively, an increase of 14.15% in 2022 compared to 2021. Multi-family real estate loans represented 14.06% and 14.39% of the Company's loan portfolio as of December 31, 2022 and 2021, respectively. Commercial real estate loans totaled $402.84 million at December 31, 2022, a 0.36% increase over the December 31, 2021 total of $401.38 million.  Commercial real estate loans decreased 3.78% in 2021.  Commercial real estate loans represented 12.96%, 15.09% and 15.39% of the Company’s loan portfolio as of December 31, 2022, 2021 and 2020, respectively.  The Company monitors its commercial real estate level so that it does not have a concentration in that category that exceeds 300% of its capital.  Commercial real estate loan concentration was 169.01% of capital as of December 31, 2022.

The following table shows the composition of loans (before deducting the allowance for credit losses) as of December 31 for each of the last five years.  The table does not include loans held for sale to the secondary market.

	2022	2021	2020	2019	2018

Agricultural	$112,705	$106,933	$94,842	$91,317	$92,673
Commercial and financial	269,568	222,002	286,242	221,323	229,501
Real estate:
Construction, 1 to 4 family residential	92,408	80,486	71,117	80,209	72,279
Construction, land development and commercial	196,240	127,021	111,913	108,410	113,807
Mortgage, farmland	256,570	232,744	247,142	242,730	236,454
Mortgage, 1 to 4 family first liens	1,130,989	909,564	892,089	910,742	912,059
Mortgage, 1 to 4 family junior liens	124,951	114,342	127,833	149,227	152,625
Mortgage, multi-family	436,952	382,792	374,014	350,761	352,434
Mortgage, commercial	402,842	401,377	417,139	402,181	383,314
Loans to individuals	36,675	32,687	31,325	32,308	30,072
Obligations of state and political subdivisions	48,213	50,285	56,488	49,896	52,725
	$3,108,113	$2,660,233	$2,710,144	$2,639,104	$2,627,943
Net unamortized fees and costs	308	299	938	933	952
	$3,108,421	$2,660,532	$2,711,082	$2,640,037	$2,628,895
Less allowance for credit losses	41,440	35,470	37,070	33,760	37,810
	$3,066,981	$2,625,062	$2,674,012	$2,606,277	$2,591,085

There were no foreign loans outstanding for any of the years presented.

The following table shows the principal payments due on loans as of December 31, 2022:

	Amount Of Loans	Amounts Due in One Year Or Less (1)	Amounts Due in One To Five Years	Amounts Due in Five To Fifteen Years	Amounts Due in Over Fifteen Years
	(Amounts In Thousands)
Commercial and Agricultural	$1,763,657	$375,853	$1,102,823	$248,822	$36,159
Real Estate (2)	1,257,281	144,245	668,747	408,638	35,651
Other	87,175	8,925	30,925	21,420	25,905
Totals	$3,108,113	$529,023	$1,802,495	$678,880	$97,715

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$1,969,450	$383,369	$1,177,275	$312,262	$96,544
Variable rate	1,138,663	145,654	625,220	366,618	1,171
	$3,108,113	$529,023	$1,802,495	$678,880	$97,715

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

The overall economy in the Company’s trade area, Johnson, Linn and Washington Counties, remains in stable condition with levels of unemployment below national and state levels.  The following table shows unemployment and estimated median income information as of December 31, 2022, 2021 and 2020.

	Unemployment Rate %			Median Income
	2022	2021	2020	2022	2021	2020
United States	3.5%	3.9%	6.7%	$69,021	$67,521	$68,703
State of Iowa	3.1%	3.5%	3.1%	68,326	64,386	62,995
Johnson County	2.3%	2.5%	2.8%	73,102	68,510	66,353
Linn County	3.5%	3.3%	3.8%	68,757	69,363	66,163
Washington County	2.7%	2.5%	2.7%	71,756	68,975	63,938

Competition for quality loans and deposits may continue to be a challenge.  The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Total deposits decreased by $176.63 million in 2022.  Deposits increased by $341.43 million in 2021.  As of June 30, 2022 (latest data available from the FDIC), Johnson County total deposits were $13.018 billion and the Company’s deposits were $2.317 billion, which represent a 17.80% market share.  The Company had nine office locations in Johnson County as of June 30, 2022.  The total banking locations in Johnson County were 47 as of June 30, 2022.  At June 30, 2021, the Company’s deposits were $2.272 billion or a 20.51% market share.  As of June 30, 2022, Linn County total deposits were $8.487 billion and there were 101 total banking locations in the county.  The seven Linn County offices of the Company had deposits of $813 million or a 9.6% share of the market.  The Company’s Linn County deposits at June 30, 2021 were $764 million and represented a 8.9% market share.  As of June 30, 2022, the Company’s three Washington County offices had deposits of $317 million which was 33.5% of the County’s total deposits of $945 million.  Washington County had a total of 14 banking locations as of June 30, 2022.  In 2021, the Company’s Washington County deposits were $287 million or a 34.5% market share.

The following tables show the amounts of the Company's average deposits and average rates paid on such deposits for the years ended December 31, 2022, 2021 and 2020 and the composition of the certificates of deposit issued in denominations in excess of $250,000 as of December 31, 2022, 2021 and 2020:

	December 31,
	2022	Rate	2021	Rate	2020	Rate
	(Amounts In Thousands)
Average noninterest-bearing deposits	$647,286	—	$578,931	—	$459,664	—
Average interest-bearing demand deposits	1,105,811	0.22%	1,062,059	0.22%	876,595	0.48%
Average savings deposits	1,163,316	0.17	1,093,560	0.17	875,091	0.32
Average time deposits	566,888	1.63	643,934	1.63	695,468	2.07
	$3,483,301		$3,378,484		$2,906,818
Uninsured deposits	$800,806		$884,402		$687,612

Time certificates issued in amounts of $250,000 or more with maturity in:
	2022	Rate
	(Amounts In Thousands)
3 months or less	$10,921	1.89%
3 through 6 months	11,122	2.17
6 through 12 months	17,697	2.70
Over 12 months	49,068	2.01
	$88,808
Portion uninsured	$31,808

Investment securities increased $226.67 million in 2022.  In 2021, investment securities increased by $139.36 million.  The investment portfolio consists of $776.10 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity.  The securities portfolio is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management.

The following tables show the carrying value of the investment securities held by the Bank, including stock of the Federal Home Loan Bank, as of December 31, 2022, 2021 and 2020 and the maturities and weighted average yields of the investment securities, computed using amortized cost on a tax-equivalent basis using a federal tax rate of 21%, as of December 31, 2022:

	December 31,
	2022	2021	2020
	(Amounts In Thousands)
Carrying value:
U.S. Treasury	$445,392	$243,925	$148,646
Other securities (FHLB, FHLMC and FNMA)	31,934	34,467	35,160
Stock of the Federal Home Loan Bank	6,461	4,546	8,172
Mortgage-backed securities and collateralized mortgage obligations	50,196	9,446	—
State and political subdivisions	248,582	263,516	224,566
	$782,565	$555,900	$416,544

	December 31, 2022
	Carrying Value	Weighted Average Yield
	(Amounts In Thousands)
U.S. Treasury
Within 1 year	$73,566	2.06%
From 1 to 5 years	371,826	1.72
From 5 to 10 years	$—	—
	$445,392
Other securities (FHLB, FHLMC and FNMA), maturities:
Within 1 year	$—	—%
From 1 to 5 years	31,934	0.42
From 5 to 10 years	—	—
	$31,934

Stock of the Federal Home Loan Bank	$6,461	3.09%

State and political subdivisions, maturities:
Within 1 year	$34,643	2.94%
From 1 to 5 years	77,228	2.79
From 5 to 10 years	98,786	2.41
Over 10 years	37,925	2.35
	$248,582

Mortgage Backed Securities
From 1 to 5 years	$—	—%
From 5 to 10 years	50,196	2.38
	$50,196
Total	$782,565

As of December 31, 2022, the Company held no investment securities exceeding 10% of stockholders’ equity, other than securities of the U.S. Government agencies and corporations.  The Company does not hold any investments in FNMA preferred stock, any pooled trust preferred stocks or other preferred stock type investments.  See Note 2 to the Company’s Consolidated Financial Statements.

During 2022, the major funding source for the growth in loans and other assets was cash and cash equivalents in addition to federal funds purchased and FHLB borrowings.  In 2021, the major source of funding for the growth in loans was deposit growth of $341.43 million.  Brokered deposits totaled $31.74 million and $51.59 million as of December 31, 2022 and 2021, respectively. Total advances from the FHLB were $40.00 million at December 31, 2022 and none in 2021.  Total federal funds purchased were $82.06 million and $0.25 million as of December 31, 2022 and 2021, respectively. The federal funds purchased and FHLB funding sources are considered when loan growth exceeds core deposit increases and the interest rates on funds borrowed from the FHLB are favorable compared to other funding alternatives.

Stockholders’ equity was $428.26 million at December 31, 2022 compared to $438.45 million at December 31, 2021.  The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section.  Over the last five years, the Company has realized cumulative earnings of $216.57 million and paid shareholders dividends of $41.06 million, or 18.96% of earnings, while maintaining capital ratios in excess of regulatory requirements.

The following table presents the return on average assets, return on average stockholders' equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Return on average assets	1.20%	1.21%	1.09%
Return on average stockholders' equity	11.32	11.29	9.82
Dividend payout ratio	19.48	18.24	21.54
Average stockholders' equity to average assets ratio	10.58	10.70	11.07

Net Income Overview

Net income and diluted earnings per share for the last three years are as presented below:

Year	Net Income	% (Decrease) Increase	Earnings Per Share - Diluted
	(In Thousands)
2022	$47,753	(0.69)%	$5.15
2021	48,085	24.42%	5.16
2020	38,647	(14.72)	4.12

Net income for 2022 decreased by $0.33 million or 0.69% and diluted earnings per share decreased by 0.19%. In 2022, net interest income, before credit loss expense, increased by $10.54 million due to the following reasons: 1) increase in interest income of $9.00 million primarily due to higher loan growth, increased volume in U.S. Treasuries, mortgage-backed and municipal securities and higher interest rates offset by no PPP fee income in 2022 compared to $6.27 million in 2021; and 2) decrease in interest expense of $1.54 million primarily due to decreases in the volume of certificates of deposit and FHLB borrowings. Noninterest income decreased by $5.68 million primarily due to the decrease in net gain on the sale of loans, the credit loss expense increased by $11.85 million and total noninterest expenses decreased by $5.77 million primarily due to $7.69 million in fees incurred from the prepayment of FHLB borrowings in 2021.

Annual fluctuations in the Company's net income are driven primarily by three factors. The first important factor is net interest margin. Net interest income of $115.00 million in 2022 was derived from the Company's $3.904 billion of average earning assets and its net interest margin of 3.00%, compared to $3.866 billion of average earning assets and a 2.75% net interest margin in 2021. The importance of net interest margin is illustrated by the fact that a decrease or an increase in the net interest margin of 10 basis points would result in a $3.90 million decrease or increase in income before taxes. Net interest income for the Company increased primarily due to higher loan growth resulting in an increase of $5.34 million, increased volume in U.S. Treasuries, mortgage-backed and municipal securities resulting in an increase of $4.66 million and higher interest rates resulting in an increase of $6.04 million offset by no PPP fee income in 2022 compared to $6.27 million in 2021. In addition, the decrease in interest expense was due to volume decreases in certificates of deposit and FHLB borrowings resulting in a decrease of $4.17 million offset by increased cost of funds resulting in higher interest expense of approximately $3.12 million. The Company expects net interest compression to impact earnings for the foreseeable future due to competition for loans and deposits combined with the interest rate increases by the Federal Reserve Board. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets and maintaining yield on loans.

The second significant factor affecting the Company's net income is the credit loss expense (benefit). The majority of the Company's interest-earning assets are in loans outstanding, which amounted to $3.110 billion at the end of 2022.  The Company’s allowance for credit losses was $41.44 million at December 31, 2022.  Expected credit loss expense is computed on a quarterly basis and is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio. The expense reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, current economic conditions, reasonable and supportable economic forecasts, adjustments for prepayments and curtailments, the level of collateral-dependent loans and loans past due ninety days or more. In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk. Credit loss expense was $6.34 million in 2022 compared to credit loss (benefit) of $5.51 million in 2021 and a loan loss expense of $4.36 million in 2020 under the incurred loss model. The increase in credit loss expense is attributable to increases in loan volume which resulted in an increase of $4.72 million; changes in prepayment and curtailment rates resulting in an increase of $1.00 million; decreases in the individually analyzed loans reserve of $0.18 million; and increases in qualitative factors determined necessary by management which resulted in an increase of $1.52 million offset by slight improvements in the economic factor forecasts, primarily Iowa unemployment, used in the ACL calculation which resulted in a decrease of $1.09 million. The reduction in expense in 2021 was primarily due to the increases to the allowance taken in 2020 in response to the COVID-19 pandemic that were released in 2021. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions and asset quality.

The third significant factor affecting the Company’s net income is noninterest income, primarily net gain on the sale of loans. The net gain on the sale of loans was $1.52 million and $7.59 million for the years ended December 31, 2022 and 2021, respectively, a decrease of 80.01% for the year ended December 31, 2022 compared to the same period in 2021. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates as well as the current origination and refinancing activity. The volume was significantly impacted by the Federal Reserve Board's increases to the federal funds rate in 2022, resulting in a significant decline in the amount of mortgage loan origination and refinance activity.

Net Interest Income
Net interest income is the excess of the interest and fees received on interest-earning assets over the interest paid on the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and interest-bearing liabilities and the net interest margin.  The volume of average earning assets has continued to grow each year, primarily due to increased investments and loan growth in 2022. The volume of interest-bearing liabilities decreased in 2022 due to decreased volume in certificates of deposit and FHLB borrowings being prepaid in December 2021. The net interest margin was 3.00% in 2022, 2.75% in 2021 and 3.00% in 2020. The measure is shown on a tax-equivalent basis using a rate of 21% for 2022, 2021 and 2020 to make the interest earned on taxable and nontaxable assets more comparable.  Interest income and expense for 2022, 2021 and 2020 are indicated on the following table:

	Years Ended December 31,
	2022	2021	2020
	(Amounts In Thousands)
Income:
Loans (1)	$115,919	$114,202	$120,814
Taxable securities	8,662	3,604	3,512
Nontaxable securities (1)	5,558	5,177	5,201
Interest-bearing cash and cash equivalents	2,889	983	945
Total interest income	$133,028	$123,966	$130,472
Expense:
Interest-bearing demand deposits	4,084	2,385	4,258
Savings deposits	3,173	1,827	2,841
Time deposits	8,561	10,500	14,454
Federal funds purchased	267	—	—
FHLB borrowings	—	2,915	5,399
Total interest expense	$16,085	$17,627	$26,952
Net interest income	$116,943	$106,339	$103,520
(1)  Presented on a tax equivalent basis using a rate of 21% for 2022, 2021 and 2020. Interest income includes certain loan origination and document preparation fees, which comprise approximately 1.5% of the amounts indicated.

Net interest income on a tax-equivalent basis changed in 2022 as follows:

	Change In	Change In	Increase (Decrease)
	Average Balance	Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$142,714	(0.16)%	$5,338	$(3,621)	$1,717
Taxable securities	270,895	0.22	3,952	1,106	5,058
Nontaxable securities	22,807	(0.06)	528	(147)	381
Interest-bearing cash and cash equivalents	(398,446)	0.69	(522)	2,428	1,906
Federal funds sold	75	0.29	—	—	—
	$38,045		$9,296	$(234)	$9,062
Interest expense:
Interest-bearing demand deposits	$43,752	0.15%	$(98)	$(1,602)	$(1,700)
Savings deposits	69,756	0.11	(67)	(1,278)	(1,345)
Time deposits	(77,046)	(0.12)	1,256	683	1,939
Federal funds purchased	5,685	4.22	(27)	(240)	(267)
FHLB borrowings	(101,895)	(2.82)	2,915	—	2,915
Interest-bearing other liabilities	—	—	—	—	—
	$(59,748)		$3,979	$(2,437)	$1,542
Change in net interest income			$13,275	$(2,671)	$10,604

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Net interest income on a tax equivalent basis changed in 2021 as follows:

	Change In Average Balance	Change In Average Rate	Increase (Decrease)
			Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$(60,288)	(0.14)%	$(2,959)	$(3,653)	$(6,612)
Taxable securities	68,311	(0.51)	1,005	(913)	92
Nontaxable securities	27,333	(0.34)	724	(748)	(24)
Interest-bearing cash and cash equivalents	388,817	(0.13)	1,009	(971)	38
Federal funds sold	(19)	(0.09)	—	—	—
	$424,154		$(221)	$(6,285)	$(6,506)
Interest expense:
Interest-bearing demand deposits	$185,464	(0.26)%	$(887)	$2,760	$1,873
Savings deposits	218,469	(0.16)	(609)	1,623	1,014
Time deposits	(51,535)	(0.44)	1,108	2,846	3,954
Other borrowings	(3)	(0.46)	—	—	—
FHLB borrowings	(79,198)	(0.11)	2,369	115	2,484
Interest-bearing other liabilities	—	—	—	—	—
	$273,197		$1,981	$7,344	$9,325
Change in net interest income			$1,760	$1,059	$2,819

A summary of the average yields, average rates paid, net interest spread and margin is as follows:

	Years Ended December 31,
	2022	2021	2020
Average yields:
Loans (1)	4.14%	4.30%	4.44%
Loans (tax equivalent basis) (1)	4.16	4.32	4.46
Taxable securities	1.67	1.45	1.96
Nontaxable securities	1.71	1.74	1.99
Nontaxable securities (tax equivalent basis)	2.25	2.31	2.65
Interest-bearing cash and cash equivalents	0.82	0.13	0.26
Federal funds sold	0.31	0.03	0.11
Average rates paid:
Interest-bearing demand deposits	0.37	0.22	0.48
Savings deposits	0.27	0.17	0.32
Time deposits	1.51	1.63	2.07
Short-term borrowings	4.69	0.47	0.93
FHLB borrowings	—	2.82	2.93
Yield on average interest-earning assets	3.41	3.20	3.78
Rate on average interest-bearing liabilities	0.57	0.61	1.02
Net interest spread (2)	2.84	2.59	2.76
Net interest margin (3)	3.00	2.75	3.00

(1)Non-accruing loans have been included in the average loan balances for purposes of this computation.
(2)Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 21% for 2022, 2021 and 2020.  The net interest spread increased 25 basis points in 2022 compared to 2021 and the net interest spread decreased 17 basis points compared to 2020.
(3)Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.  The net interest margin increased 25 basis points in 2022.  The net interest margin decreased 25 basis points in 2021 compared to 2020.

The Federal Open Market Committee met eight times during 2022. The federal funds target rate increased to 4.50% as of December 31, 2022 from 0.25% as of December 31, 2021. Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate.  In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  As of December 31, 2022, the average rate indexes for the one, three and five year indexes were 4.73%, 4.22% and 3.99%, respectively.  The one year index increased 1,112.82% from December 31, 2021, the three year index increased 335.05% and the five year index increased 216.67%.

Current Expected Credit Losses and Allowance for Credit Losses (ACL)

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

Credit loss expense was $6.34 million for the year ended December 31, 2022 compared to a reduction of expense of $5.51 million in 2021, an increase of expense of $11.85 million. The credit loss expense includes expense of $0.58 million related to the ACL on off-balance sheet credit exposures for the year ended December 31, 2022 compared to $0.27 million expense for 2021. Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio. Also, under CECL, a significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment, all-transactions house price index for Iowa and Iowa real gross domestic product. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions and asset quality. The percentage of the allowance to outstanding loans was 1.33% and 1.33% at December 31, 2022 and 2021, respectively.  The credit loss expense was $6.34 million in 2022, a reduction of expense of $5.51 million in 2021 and an expense of $4.36 million in 2020.  Loan recoveries net of charge-offs were $0.21 million in 2022, loan recoveries net of charge-offs were $1.43 million in 2021 and loan charge-offs net of recoveries were $1.05 million in 2020. Management has determined that the allowance for credit losses was appropriate at December 31, 2022, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for credit losses is based on a comprehensive and well-documented applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. However, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ACL and make additional provisions in future periods as deemed necessary.

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

In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due.  In most cases, the modification is either a reduction in interest rate, conversion to interest only payments, deferral of payments or extension of the maturity date.  Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so concessionary modification is granted to the borrower that otherwise would not be considered.  Troubled debt restructure ("TDR") loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles.  The Bank’s TDR loans occur on a case-by-case basis in connection with ongoing loan collection processes.

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

The extent to which collateral secures collateral-dependent loans and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans decreased $3.05 million from December 31, 2021 to December 31, 2022.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 0.44% of loans held for investment as of December 31, 2022 and 0.63% as of December 31, 2021.  The decrease in collateral-dependent loans is due to a decrease in nonaccrual loans of $1.68 million, a decrease in TDR loans of $2.02 million and is offset by an increase of $0.29 million in loans with a specific reserve and an increase in 90 days or more accruing loans of $0.35 million from December 31, 2021 to December 30, 2022. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans. See Note 1 Adoption of New Financial Accounting Standard for further discussion of the allowance for credit losses for loans held for investment. A description of the Bank's credit quality indicators are discussed in Note 3 to the Company's Consolidated Financial Statements.

The following table summarizes the Company's impaired loans and non-performing assets as of December 31 for each of the years presented:

	2022	2021	2020	2019	2018
	(Amounts In Thousands)
Nonaccrual loans (1)	$6,815	$8,491	$8,849	$10,768	$10,829
Accruing loans past due 90 days or more (2)	553	201	1,056	606	370
Specific reserve loans	307	20	573	243	8,247
Troubled debt restructurings ("TDR loans")(1) (3)	5,905	7,921	10,251	9,308	8,539
Total non-performing loans	$13,580	$16,633	$20,729	$20,925	$27,985
Other real estate	—	—	—	—	—
Non-performing assets (includes impaired loans and other real estate)	$13,580	$16,633	$20,729	$20,925	$27,985
Loans held for investment	$3,108,113	$2,660,233	$2,710.144	$2,639.104	$2,627,943
Ratio of allowance for credit losses to loans held for investment	1.33%	1.33%	1.37%	1.28%	1.44%
Ratio of allowance for credit losses to non-performing loans	305.15	213.25	178.83	161.34	135.11
Ratio of non-performing loans to total loans held for investment	0.44	0.63	0.76	0.79	1.06
Ratio of non-performing assets to total assets	0.34	0.41	0.55	0.63	0.92

(1)The gross interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period was $0.37 million in 2022 and $0.46 million in 2021. The amount of interest income on the loans that was included in income was $0.33 million in 2022 and $0.44 million in 2021.
(2)The accruing loans past due 90 days or more are still believed to be adequately collateralized. Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.
(3)Total TDR loans were $7.66, $10.20, $13.22, $13.71 and $13.38 million as of December 31, 2022, 2021, 2020, 2019 and 2018, respectively.  Included in the total nonaccrual loans were $1.75, $2.28, $2.97, $4.34 and $4.84 million of TDR loans as of December 31, 2022, 2021, 2020, 2019 and 2018, respectively.

The ratio of allowance for credit losses to non-performing loans increased to 305.15% as of December 31, 2022 compared to 213.25% as of December 31, 2021.  The increase in 2022 is primarily due to the reduction in nonaccrual and TDR loans compared to 2021. The ratio of non-performing loans to total gross loans was 0.44% and 0.63% at December 31, 2022 and 2021, respectively.  The decrease in the 2022 ratio is primarily due to the decrease in TDR and nonaccrual loans.

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments.  The Company also considers the state of the total economy including unemployment levels.  In most instances, the borrowers have used in their rental projections of income at least a 10% vacancy rate.  As of December 31, 2022, the unemployment levels in Johnson County and Linn County were 2.3% and 3.5%, respectively, compared to 2.5% and 3.3% in December of 2021.  These levels compare favorably to the State of Iowa at 3.1% and the national unemployment level at 3.5% in December 2022 compared to 3.5% and 3.9%, respectively in December 2021.

The residential rental vacancy rates in 2021 and 2022 in Johnson and Linn County were estimated between 6.0% and 8.0%. The State of Iowa vacancy rate is 6.7% and the national rate is 5.8% with the Midwest rate at 6.9%.  These vacancy rates one year ago were 7.5%, 5.6% and 6.5%, respectively.  The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio. Favorable vacancy rates may not continue in 2023, and vacancy rates may rise and affect the overall quality of the loan portfolio.

See Note 3 to the Company's Consolidated Financial Statements for additional disclosures on loans.

SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for credit losses is also affected by the charge-offs and recoveries for the periods presented.  For the years ended December 31, 2022, 2021 and 2020, recoveries were $2.42 million, $2.74 million and $1.87 million, respectively; charge-offs were $2.21 million, $1.32 million and $2.92 million in 2022, 2021 and 2020, respectively.

Overall credit quality may deteriorate in 2023.  Such deterioration could cause increases in non-performing loans, allowance for credit losses, credit loss expense and net charge-offs.  Management will monitor changing market conditions as a part of its allowance for credit loss methodology.  The following table summarizes the Bank's loan loss experience for the years ended December 31 for each of the years presented:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2022
Allowance for credit losses:
Beginning balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470
Charge-offs	(357)	(447)	—	(40)	(729)	(51)	(589)	(2,213)
Recoveries	83	584	48	296	898	361	153	2,423
Credit loss (benefit) expense	555	1,853	1,841	(700)	2,541	(1,392)	1,062	5,760
Ending balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440

Net charge-offs/(net recoveries) to average net loans outstanding	0.25%	(0.06)%	(0.02)%	(0.10)%	(0.01)%	(0.04)%	0.52%	(0.01)%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2021
Allowance for credit losses:
Beginning balance	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070
Impact of adopting ASC 326	(328)	298	327	763	522	1,396	(232)	2,746
Charge-offs	(106)	(136)	(3)	(1)	(482)	(265)	(323)	(1,316)
Recoveries	142	1,103	94	25	964	263	152	2,743
Credit loss (benefit) expense	45	(1,881)	(437)	(1,527)	(1,874)	(311)	212	(5,773)
Ending balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470

Net charge-offs/(net recoveries) to average net loans outstanding	(0.04)%	(0.38)%	(0.05)%	(0.01)%	(0.05)%	—%	0.20%	(0.05)%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2020
Allowance for loan losses:
Beginning balance	$2,400	$4,988	$2,599	$3,950	$10,638	$7,859	$1,326	$33,760
Charge-offs	(43)	(1,425)	(43)	(1)	(738)	(291)	(381)	(2,922)
Recoveries	63	670	118	10	784	49	180	1,874
Provision	88	652	(355)	214	1,684	1,798	277	4,358
Ending balance	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070

Net charge-offs/(net recoveries) to average net loans outstanding	(0.02)%	0.30%	(0.04)%	—%	—%	0.03%	0.24%	0.04%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2019
Allowance for loan losses:
Beginning balance	$2,789	$5,826	$3,292	$3,972	$12,516	$8,165	$1,250	$37,810
Charge-offs	(266)	(981)	(45)	(6)	(896)	(341)	(434)	(2,969)
Recoveries	95	646	8	5	700	180	165	1,799
Provision	(218)	(503)	(656)	(21)	(1,682)	(145)	345	(2,880)
Ending balance	$2,400	$4,988	$2,599	$3,950	$10,638	$7,859	$1,326	$33,760

Net charge-offs/(net recoveries) to average net loans outstanding	0.19%	0.15%	0.02%	—%	0.02%	0.02%	0.33%	0.04%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2018
Allowance for loan losses:
Beginning balance	$2,294	$4,837	$2,989	$3,669	$8,668	$5,700	$1,243	$29,400
Charge-offs	(95)	(585)	—	—	(830)	(251)	(561)	(2,322)
Recoveries	119	1,057	148	30	612	107	162	2,235
Provision	471	517	155	273	4,066	2,609	406	8,497
Ending balance	$2,789	$5,826	$3,292	$3,972	$12,516	$8,165	$1,250	$37,810

Net charge-offs/(net recoveries) to average net loans outstanding	(0.03)%	(0.21)%	(0.08)%	(0.01)%	0.02%	0.02%	0.48%	—%

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

The following table presents the allowance for credit losses by type of loans, the percentage of the allocation for each category to the total allowance and the percentage of all loans in each category to total loans as of December 31, 2022, 2021, 2020, 2019 and 2018:

	2022			2021
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,542	6.13%	3.63%	$2,261	6.37%	4.02%
Commercial and financial	6,259	15.10	8.67	4,269	12.04%	8.35
Real estate:
Construction, 1 to 4 family residential	1,111	2.68	2.97	818	2.31%	3.03
Construction, land development and commercial	3,078	7.43	6.31	1,482	4.18%	4.77
Mortgage, farmland	2,989	7.21	8.25	3,433	9.68%	8.75
Mortgage, 1 to 4 family first liens	11,147	26.91	36.40	8,340	23.52%	34.19
Mortgage, 1 to 4 family junior liens	3,061	7.39	4.02	3,158	8.90%	4.30
Mortgage, multi-family	4,435	10.70	14.06	3,715	10.47%	14.39
Mortgage, commercial	4,981	12.02	12.96	6,783	19.12%	15.09
Loans to individuals	1,397	3.37	1.18	771	2.17%	1.23
Obligations of state and political subdivisions	440	1.06	1.55	440	1.24%	1.88
	$41,440	100.00%	100.00%	$35,470	100.00%	100.00%

	2020			2019
Agricultural	$2,508	6.77%	3.50%	$2,400	7.11%	3.46%
Commercial and financial	4,885	13.18	10.56	4,988	14.77%	8.39
Real estate:
Construction, 1 to 4 family residential	907	2.45	2.62	1,113	3.30%	3.04
Construction, land development and commercial	1,412	3.81	4.13	1,486	4.40%	4.11
Mortgage, farmland	4,173	11.26	9.12	3,950	11.70%	9.20
Mortgage, 1 to 4 family first liens	10,871	29.32	32.92	9,045	26.79%	34.51
Mortgage, 1 to 4 family junior liens	1,497	4.04	4.72	1,593	4.72%	5.65
Mortgage, multi-family	4,462	12.04	13.80	3,823	11.32%	13.29
Mortgage, commercial	4,953	13.36	15.39	4,036	11.95%	15.24
Loans to individuals	752	2.03	1.16	853	2.53%	1.22
Obligations of state and political subdivisions	650	1.74	2.08	473	1.41	1.89
	$37,070	100.00%	100.00%	$33,760	100.00%	100.00%

	2018
	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)
Agricultural	$2,789	7.38%	3.53%
Commercial and financial	5,826	15.41%	8.73
Real estate:
Construction, 1 to 4 family residential	1,297	3.43%	2.75
Construction, land development and commercial	1,995	5.28%	4.33
Mortgage, farmland	3,972	10.51%	9.00
Mortgage, 1 to 4 family first liens	10,750	28.43%	34.71
Mortgage, 1 to 4 family junior liens	1,766	4.67%	5.81
Mortgage, multi-family	4,083	10.80%	13.41
Mortgage, commercial	4,082	10.80%	14.58
Loans to individuals	723	1.91%	1.14
Obligations of state and political subdivisions	527	1.38	2.01
	$37,810	100.00%	100.00%

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

Noninterest Income

The following table sets forth the various categories of noninterest income for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,			$ Change		% Change
	2022	2021	2020	2022/2021	2021/2020	2022/2021	2021/2020
	(Amounts in thousands)
Net gain on sale of loans	$1,517	$7,588	$6,678	$(6,071)	$910	(80.01)%	13.63%
Trust fees	12,284	13,521	10,275	(1,237)	3,246	(9.15)	31.59
Service charges and fees	12,646	11,774	10,186	872	1,588	7.41	15.59
Other noninterest income	1,333	581	1,187	752	(606)	129.43	(51.05)
Gain on sale of investment securities	$—	$—	$10	—	(10)	—	(100.00)
	$27,780	$33,464	$28,336	$(5,684)	$5,128	(16.99)%	18.10%

The noninterest income of the Company was $27.78 million in 2022 compared to $33.46 million in 2021.  The decrease of $5.68 million in 2022 was the result of a combination of factors discussed below.

The net gain on the sale of loans was $1.52 million and $7.59 million for the years ended December 31, 2022 and 2021, respectively, a decrease of 80.01% for the year ended December 31, 2022 compared to the same period in 2021. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates as well as the current origination and refinancing activity. The volume was significantly impacted by the Federal Reserve Board's increases to the federal funds rate in 2022, resulting in a significant decline in the amount of mortgage loan origination and refinance activity. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees were $12.28 million and $13.52 million for the years ended December 31, 2022 and 2021, respectively, a decrease of 9.15% for the year ended December 31, 2022 compared to the same period in 2021. This is primarily driven by the decrease in assets under management of $0.291 billion from $2.553 billion as of December 31, 2021 to $2.262 billion as of December 31, 2022 and decreased investment transaction activity. The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 68% of assets under management. In 2022, the Dow Jones Industrial Average decreased 8.78%.

Services charges and fees were $12.64 million and $11.77 million for the years ended December 31, 2022 and 2021, respectively, an increase of 7.41% for the year ended December 31, 2022 compared to the same period in 2021. This is primarily due to an increase in debit and credit card interchange fees of $0.39 million compared to 2021 with increased usage activity and an increase in overdraft and non-sufficient funds fees of $0.47 million compared to 2021.

Other noninterest income increased $0.75 million in 2022 primarily due to a lower net loss recognized on the tax credit real estate compared to 2021.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the year ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,			$ Change		% Change
	2022	2021	2020	2022/2021	2021/2020	2022/2021	2021/2020
	(Amounts in thousands)
Salaries and employee benefits	$43,468	$42,458	$40,621	$1,010	$1,837	2.38%	4.52%
Occupancy	4,549	4,152	4,343	397	(191)	9.56	(4.40)
Furniture and equipment	6,937	7,276	7,357	(339)	(81)	(4.66)	(1.10)
Office supplies and postage	1,837	1,739	1,799	98	(60)	5.64	(3.34)
Advertising and business development	2,576	2,132	2,082	444	50	20.83	2.40
Outside services	12,766	12,592	11,069	174	1,523	1.38	13.76
FDIC insurance assessment	1,079	1,043	856	36	187	3.45	21.85
Other noninterest expense	2,363	9,949	7,504	(7,586)	2,445	(76.25)	32.58
	$75,575	$81,341	$75,631	$(5,766)	$5,710	(7.09)%	7.55%

Total noninterest expenses were $75.58 and $81.34 million for the years ended December 31, 2022 and 2021, respectively.  The decrease is $5.77 million or 7.09% in 2022 and an increase of $5.71 million or 7.55% in 2021.

Salaries and employee benefits increased $1.01 million in 2022. The increase is primarily the result of annual salary adjustments.

Other noninterest expenses decreased $7.59 million in 2022 primarily due to $7.69 million in fees incurred from the prepayment of FHLB borrowings in 2021.

Income Taxes

Income tax expense was $13.11, $14.01 and $11.28 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company's income tax expense included a one-time increase in state income tax expense related to the 2022 enactment of changes in the Iowa bank franchise tax rates. This legislation reduces the Iowa bank franchise tax rate applied to apportioned income for 2023 and future years and required the Company to reduce net deferred tax assets and increase income tax expense. Income taxes as a percentage of income before income taxes were 21.55% in 2022, 22.56% in 2021 and 22.59% in 2020.  The amount of tax credits were $0.48, $0.48 and $0.05 million for 2022, 2021, and 2020, respectively.

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

As of December 31, 2022, the Company had additional borrowing capacity available from the FHLB of $955.12 million. The Company had $40.00 million outstanding in FHLB overnight borrowings as of December 31, 2022. In addition, the Company had $87.94 million in borrowing capacity available through secured and unsecured lines of credit with correspondent banks. The Company had $82.06 million outstanding under those federal funds lines as of December 31, 2022.

On an unconsolidated basis, the Company had cash balances of $0.60 million as of December 31, 2022.  In 2022, the Company received dividends of $12.81 million from its subsidiary Bank and used those funds to pay dividends to its stockholders of $9.30 million and to fund purchases of treasury stock under the 2005 Stock Repurchase Program.  The total purchase of treasury stock under the 2005 Stock Repurchase Program totaled $7.91 and $3.57 million for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, stockholders' equity, before deducting for the maximum cash obligation related to the ESOP, was $479.27 million and $488.46 million, respectively.  This measure of stockholders’ equity as a percent of total assets was 12.04% at December 31, 2022 and 12.08% at December 31, 2021.  As of December 31, 2022, total equity, after deducting the maximum cash value related to the ESOP, was 10.76% of assets compared to 10.84% of assets at the prior year end.

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

On a consolidated basis, 2022 cash flows from operations provided $56.46 million, proceeds from maturities of investments available for sale provided $78.04 million and proceeds from FHLB borrowings and federal funds purchased provided $121.81 million. These cash flows and cash and cash equivalents of $781.92 million as of December 31, 2021 were invested $358.98 million in purchases of investment securities and $447.84 million of loans made to customers. In addition, $1.91 million was used to purchase property and equipment.

The Bank has a contingency funding plan to address liquidity issues in times of crisis.  The primary source of funding will be the Bank’s customer deposit base.  The Bank has established alternative sources of funding available to increase liquidity.  The availability of the funding sources is tested on an annual basis.  The Bank performs quarterly stress testing to determine if the Bank has an appropriate amount of funding sources to address potential liquidity needs. At December 31, 2022, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $708.35 million (see Note 16 to the Company's Consolidated Financial Statements).  Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements.  Another liquidity source includes obtaining additional funds from the Federal Home Loan Bank (FHLB).  As of December 31, 2022, the Bank can obtain an additional $955.12 million from the FHLB based on the current real estate mortgage loans held.  In addition, the Bank has arranged $77.94 million of credit lines at three banks.  The borrowings under these credit lines would be secured by the Bank’s investment securities. Other liquidity sources include a $10.00 million line of credit with the Federal Reserve Bank of Chicago and various sources of brokered deposits.

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank borrowings during 2022, 2021 and 2020:

	2022	2021	2020
	(Amounts In Thousands)
Outstanding balance as of December 31	$40,000	$—	$105,000
Weighted average interest rate at year end	4.62%	2.82%	2.93%
Maximum month-end balance	40,000	105,000	185,000
Average month-end balance	2,043	101,895	181,093
Weighted average interest rate for the year	4.62%	2.82%	2.93%

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2022, 2021 and 2020:

	2022	2021	2020
	(Amounts In Thousands)
Outstanding balance as of December 31	$82,061	$249	$—
Weighted average interest rate at year end	4.73%	0.47%	—%
Maximum month-end balance	82,061	249	—
Average month-end balance	3,648	6	—
Weighted average interest rate for the year	4.73%	0.47%	0.93%

The Bank has off-balance sheet commitments to fund additional borrowings of customers.  Contractual commitments to fund loans are met from the proceeds of federal funds sold or investment securities and additional borrowings.  Many of the contractual commitments to extend credit will not be funded because they represent the credit limits on credit cards and home equity lines of credits.

As disclosed in Note 16 to the Company's Consolidated Financial Statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2022:

	Payments Due By Period
	(Amounts In Thousands)
	Total	Less Than One Year	One - Three Years	Three - Five Years	More Than Five Years
Contractual obligations:
Long-term debt obligations	$122,061	$122,061	$—	$—	$—
Operating lease obligations	489	402	82	3	2
Total contractual obligations:	$122,550	$122,463	$82	$3	$2
Other commitments:
Lines of credit	$701,729	$461,622	$201,441	$34,305	$4,361
Standby letters of credit	6,618	6,618	—	—	—
Total other commitments	$708,347	$468,240	$201,441	$34,305	$4,361

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

	Repricing
	Maturities	Days				More Than
	Immediately	2-30	31-90	91-180	181-365	One Year	Total
	(Amounts in Thousands)
Earning assets:
Excess Cash	$1,273	$—	$—	$—	$—	$—	$1,273
Federal funds sold	—	—	—	—	—	—	—
Investment securities	—	10,207	8,926	37,164	53,357	672,911	782,565
Loans	11,716	247,476	41,251	112,105	168,308	2,527,257	3,108,113
Total earning assets	12,989	257,683	50,177	149,269	221,665	3,200,168	3,891,951
Sources of funds:
Interest-bearing checking and savings accounts	110,762	—	—	—	—	2,034,246	2,145,008
Certificates of deposit	—	21,760	46,014	91,095	99,597	306,443	564,909
FHLB borrowings	40,000	—	—	—	—	—	40,000
Federal funds and repurchase agreements	82,061	—	—	—	—	—	82,061
	232,823	21,760	46,014	91,095	99,597	2,340,689	2,831,978
Other sources, primarily noninterest-bearing	—	—	—	—	—	1,278,887	1,278,887
Total sources	232,823	21,760	46,014	91,095	99,597	3,619,576	4,110,865
Interest
Rate Gap	$(219,834)	$235,923	$4,163	$58,174	$122,068	$(419,408)	$(218,914)
Cumulative Interest
Rate Gap at December 31, 2022	$(219,834)	$16,089	$20,252	$78,426	$200,494	$(218,914)
Gap Ratio	0.06	11.84	1.09	1.64	2.23	0.88
Cumulative Gap Ratio	0.06	1.06	1.07	1.20	1.41	0.95

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

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$383,369	$131,498	$331,547	$333,445	$380,785	$408,806	$1,969,450	$1,257,399
Average interest rate	6.05%	4.37%	4.04%	3.82%	4.42%	4.04%	4.49%
Loans, variable:
Balance	$145,654	$67,100	$197,123	$166,156	$194,841	$367,789	$1,138,663	$1,673,749
Average interest rate	4.43%	4.38%	3.75%	3.50%	4.08%	3.79%	3.91%
Investments (1):
Balance	$112,170	$206,622	$138,184	$95,228	$40,954	$186,427	$779,585	$779,585
Average interest rate	2.32%	2.07%	1.57%	1.46%	1.96%	2.39%	2.01%
Liabilities:
Liquid deposits (2):
Balance	$—	$—	$—	$—	$—	$—	$2,143,726	$2,145,185
Average interest rate	—%	—%	—%	—%	—%	—%	0.67%
Deposits, certificates:
Balance	$257,239	$246,763	$40,144	$14,933	$5,830	$—	$564,909	$565,303
Average interest rate	2.04%	2.15%	0.73%	0.86%	0.97%	—%	1.95%

(1)Includes all available-for-sale investments, federal funds and Federal Home Loan Bank stock.
(2)Includes NOW and other demand, savings and money market funds.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included on pages 53 through 117.

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Hills Bancorporation
Hills, Iowa

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hills Bancorporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2023, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

The Company’s allowance for credit losses on loans was $41.4 million at December 31, 2022. The Company’s allowance for credit losses on unfunded loan commitments was $4.4 million. Together these amounts represent the allowance for credit losses (ACL). The Company uses the discounted cash flow (DCF) method to estimate expected losses for most of the Company’s loan pools that exhibit similar risk characteristics. For each of these loan pools, the Company generates cash flow projections at the instrument level adjusting payment expectations for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers when modeling lifetime probability of default and loss given default. The Company’s analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan pools. Loans that do not share risk characteristics are evaluated on an individual basis. For loans individually evaluated, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The Company applies expected funding percentages to the respective model loss rates to estimate the allowance related to unfunded commitments.

Auditing management’s estimate of the allowances for credit losses involved a high degree of subjectivity due to the complexities of the probability of default and loss given default models and the nature of the qualitative factor adjustments. Management’s qualitative factor adjustments are highly judgmental and had a significant effect on the ACL.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the ACL and allowance for unfunded commitments included the following procedures, among others:
•Obtained an understanding of the Company’s process for establishing the ACL, including the implementation of models and assumptions and the qualitative factor adjustments of the ACL
•Obtained an understanding, evaluated the design, and tested the operating effectiveness of controls, including information technology, over the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:

◦Loan data completeness and accuracy
◦Grouping of loans by segment
◦Model inputs utilized
◦Approval of model assumptions selected
◦Establishment of qualitative factors

•Tested the mathematical accuracy of the calculation of the ACL
•Tested individual loan files to evaluate the reasonableness of loan credit risk ratings
•Tested the completeness and accuracy of inputs utilized in the calculation of the ACL
•Evaluated the reasonableness of selected loss drivers utilized and loss driver forecasts for each loan segment
•Tested the reasonableness of specific reserves on individually evaluated loans
•Tested estimated funding rate of unfunded loan commitments
•Evaluated the qualitative adjustments, including assessing the reasonableness and basis for adjustments
•Evaluate the accuracy and completeness of Topic 326 disclosures in the consolidated financial statements

/s/ FORVIS, LLP (Formerly, BKD, LLP)

We have served as the Company’s auditor since 2012.

Springfield, Missouri
March 3, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Hills Bancorporation
Hills, Iowa

Opinion on the Internal Control over Financial Reporting

We have audited Hills Bancorporation’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, and our report dated March 3, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on the Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

/s/ FORVIS, LLP (Formerly, BKD, LLP)

Springfield, Missouri
March 3, 2023

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021
(Amounts In Thousands, Except Shares)

ASSETS	2022	2021
Cash and cash equivalents	$36,641	$781,918
Investment securities available for sale at fair value (amortized cost 2022 $830,302; 2021 $549,386) (Notes 1, 2 and 14)	776,104	551,354
Stock of Federal Home Loan Bank	6,461	4,546
Loans held for sale	1,663	5,716
Loans, net of allowance for credit losses (2022 $41,440; 2021 $35,470) (Notes 1, 3, and 13)	3,066,981	2,625,062
Property and equipment, net (Note 4)	33,518	34,290
Tax credit real estate	9,152	9,815
Accrued interest receivable	15,782	11,437
Deferred income taxes, net (Notes 1 and 11)	24,061	9,125
Goodwill	2,500	2,500
Other assets	7,618	8,799
Total Assets	$3,980,481	$4,044,562
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$647,450	$633,101
Interest-bearing deposits (Note 6)	2,709,917	2,900,893
Total deposits	3,357,367	3,533,994
Other short-term borrowings, federal funds purchased (Note 7)	82,061	249
Federal Home Loan Bank borrowings (Note 8)	40,000	—
Accrued interest payable	1,394	1,165
Allowance for credit losses on off-balance sheet credit exposures	4,430	3,850
Other liabilities	15,958	16,841
Total Liabilities	3,501,210	3,556,099
Commitments and Contingencies (Notes 10 and 16)
Redeemable Common Stock Held By Employee Stock
Ownership Plan (ESOP) (Note 10)	51,011	50,013
Stockholders' Equity (Note 12)
Common stock, no par value; authorized 20,000,000 shares; issued 2022 10,348,123 shares; 2021 10,329,493 shares	—	—
Paid in capital	63,220	60,938
Retained earnings	512,841	474,392
Accumulated other comprehensive gain (loss) (Note 9)	(41,060)	1,477
Treasury stock at cost (2022 1,122,639 shares; 2021 1,029,853 shares)	(55,730)	(48,344)
Total Stockholders' Equity	479,271	488,463
Less maximum cash obligation related to ESOP shares (Note 10)	51,011	50,013
Total Stockholders' Equity Less Maximum Cash Obligations Related To ESOP Shares	428,260	438,450
Total Liabilities & Stockholders' Equity	$3,980,481	$4,044,562

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2022, 2021 and 2020
(Amounts In Thousands, Except Per Share Amounts)

	2022	2021	2020
Interest income:
Loans, including fees	$115,396	$113,648	$120,196
Investment securities:
Taxable	8,662	3,604	3,512
Nontaxable	4,140	3,854	3,876
Federal funds sold	2,889	983	945
Total interest income	131,087	122,089	128,529
Interest expense:
Deposits	15,818	14,712	21,553
Other borrowings	173	—	—
FHLB borrowings	94	2,915	5,399
Total interest expense	16,085	17,627	26,952
Net interest income	115,002	104,462	101,577
Credit loss (benefit) expense (Note 3)	6,340	(5,507)	4,358
Net interest income after credit loss (benefit) expense	108,662	109,969	97,219
Noninterest income:
Net gain on sale of loans	1,517	7,588	6,678
Trust fees	12,284	13,521	10,275
Service charges and fees	12,646	11,774	10,186
Other noninterest income	1,333	581	1,187
Gain on sale of investment securities	—	—	10
	27,780	33,464	28,336
Noninterest expenses:
Salaries and employee benefits	43,468	42,458	40,621
Occupancy	4,549	4,152	4,343
Furniture and equipment	6,937	7,276	7,357
Office supplies and postage	1,837	1,739	1,799
Advertising and business development	2,576	2,132	2,082
Outside services	12,766	12,592	11,069
FDIC insurance assessment	1,079	1,043	856
Other noninterest expenses	2,363	9,949	7,504
	75,575	81,341	75,631
Income before income taxes	60,867	62,092	49,924
Income taxes (Note 11)	13,114	14,007	11,277
Net income	$47,753	$48,085	$38,647
Earnings per share:
Basic	$5.15	$5.16	$4.12
Diluted	5.15	5.16	4.12

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2022, 2021 and 2020
(Amounts In Thousands)

	2022	2021	2020
Net income	$47,753	$48,085	$38,647
Other comprehensive income (loss)
Securities:
Net change in unrealized (loss) gain on securities available for sale	(56,166)	(9,734)	7,478
Reclassification adjustment for net (gains) realized in net income	—	—	(10)
Income taxes	13,629	2,429	(1,864)
Other comprehensive (loss) income on securities available for sale	(42,537)	(7,305)	5,604
Derivatives used in cash flow hedging relationships:
Net change in unrealized loss on derivatives	—	—	(335)
Reclassification adjustment for losses realized in net income	—	—	2,684
Income taxes	—	—	(586)
Other comprehensive income on cash flow hedges	—	—	1,763
Other comprehensive (loss) income, net of tax	(42,537)	(7,305)	7,367
Comprehensive income	$5,216	$40,780	$46,014

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2022, 2021 and 2020
(Amounts In Thousands, Except Share Data)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2019	$55,943	$409,509	$1,415	$(39,830)	$(51,826)	$375,211
Issuance of 110,337 shares of common stock	4,177	—	—	2,939	—	7,116
Issuance of 7,449 shares of common stock under the employee stock purchase plan	413	—	—	—	—	413
Unearned restricted stock compensation	(68)	—	—	—	—	(68)
Forfeiture of 4,863 shares of common stock	(257)	—	—	—	—	(257)
Share-based compensation	25	—	—	—	—	25
Change related to ESOP shares	—	—	—	—	4,497	4,497
Net income	—	38,647	—	—	—	38,647
Cash dividends ($0.89 per share)	—	(8,325)	—	—	—	(8,325)
Purchase of 133,622 shares of common stock	—	—	—	(8,550)	—	(8,550)
Other comprehensive (loss)	—	—	7,367	—	—	7,367
Balance, December 31, 2020	$60,233	$439,831	$8,782	$(45,441)	$(47,329)	$416,076
Cumulative change in accounting principle (Note 1)		(4,751)				(4,751)
Balance, January 1, 2021 (as adjusted for change in accounting principle)	60,233	435,080	8,782	(45,441)	(47,329)	411,325
Issuance of 24,513 shares of common stock	952	—	—	666	—	1,618
Issuance of 7,334 shares of common stock under the employee stock purchase plan	427	—	—	—	—	427
Unearned restricted stock compensation	(244)	—	—	—	—	(244)
Forfeiture of 8,083 shares of common stock	(455)	—	—	—	—	(455)
Share-based compensation	25	—	—	—	—	25
Change related to ESOP shares	—	—	—	—	(2,684)	(2,684)
Net income	—	48,085	—	—	—	48,085
Cash dividends ($0.94 per share)	—	(8,773)	—	—	—	(8,773)
Purchase of 55,119 shares of common stock	—	—	—	(3,569)	—	(3,569)
Other comprehensive income	—	—	(7,305)	—	—	(7,305)
Balance, December 31, 2021	$60,938	$474,392	$1,477	$(48,344)	$(50,013)	$438,450
Issuance of 43,655 shares of common stock	2,309	—	—	520	—	2,829
Issuance of 6,637 shares of common stock under the employee stock purchase plan	417	—	—	—	—	417
Unearned restricted stock compensation	322	—	—	—	—	322
Forfeiture of 12,727 shares of common stock	(791)	—	—	—	—	(791)
Share-based compensation	25	—	—	—	—	25
Change related to ESOP shares	—	—	—	—	(998)	(998)
Net income	—	47,753	—	—	—	47,753
Cash dividends ($1.00 per share)	—	(9,304)	—	—	—	(9,304)
Purchase of 111,721 shares of common stock	—	—	—	(7,906)	—	(7,906)
Other comprehensive income	—	—	(42,537)	—	—	(42,537)
Balance, December 31, 2022	$63,220	$512,841	$(41,060)	$(55,730)	$(51,011)	$428,260
See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022, 2021 and 2020
(Amounts In Thousands)

	2022	2021	2020
Cash Flows from Operating Activities
Net income	$47,753	$48,085	$38,647
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,683	3,052	3,128
Credit loss (benefit) expense	6,340	(5,507)	4,358
Net (gain) on sale of investment securities available for sale	—	—	(10)
Share-based compensation	25	25	25
Compensation expensed through issuance of common stock	1,349	1,618	1,272
Forfeiture of common stock	(791)	(455)	(257)
Provision for deferred income taxes	(1,307)	971	(520)
Net gain on sale of other real estate owned and other repossessed assets	(86)	(51)	(120)
(Increase) decrease in accrued interest receivable	(4,345)	740	265
Amortization of premium on investment securities, net	30	1,203	818
Decrease in other assets	984	392	1,228
Amortization of operating lease right of use assets	105	397	386
Decrease in accrued interest and other liabilities	(332)	(3,627)	(5,527)
Loans originated for sale	(112,391)	(429,343)	(475,187)
Proceeds on sales of loans	117,961	475,162	446,318
Net gain on sales of loans	(1,517)	(7,588)	(6,678)
Net cash and cash equivalents provided by operating activities	56,461	85,074	8,146
Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	78,036	91,459	85,530
Proceeds from sale of investment securities available for sale	—	—	313
Purchases of investment securities available for sale	(358,982)	(245,378)	(129,359)
Proceeds from sale of stock of FHLB	1	4,201	—
Purchases of stock of FHLB	(1,916)	(575)	—
Loans made to customers, net of collections	(447,838)	52,018	(72,138)
Proceeds on sale of other real estate owned and other repossessed assets	337	55	120
Purchases of property and equipment	(1,911)	(1,464)	(1,860)
Investment in tax credit real estate	—	(4,183)	—
Net changes from tax credit real estate investment	663	1,641	1,007
Net cash and cash equivalents used in investing activities	(731,610)	(102,226)	(116,387)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2022, 2021 and 2020
(Amounts In Thousands)

	2022	2021	2020
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(176,627)	341,426	531,204
Net increase in short-term borrowings	81,812	249	—
Net increase (decrease) in FHLB borrowings	40,000	(105,000)	(80,000)
Borrowings from FRB	1	1	1
Payments on FRB borrowings	(1)	(1)	(1)
Issuance of common stock, net of costs	1,242	—	5,844
Stock options exercised	238	—	—
Purchase of treasury stock	(7,906)	(3,569)	(8,550)
Proceeds from the issuance of common stock through the employee stock purchase plan	417	427	413
Dividends paid	(9,304)	(8,773)	(8,325)
Net cash and cash equivalents (used in) provided by financing activities	(70,128)	224,760	440,586

(Decrease) increase in cash and cash equivalents	(745,277)	207,608	332,345

Cash and cash equivalents:
Beginning of year	781,918	574,310	241,965
End of year	$36,641	$781,918	$574,310

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$15,589	$15,280	$22,294
Interest paid on other obligations	267	2,915	5,399
Income taxes paid	12,529	9,565	9,874
Noncash financing activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$998	$2,684	$(4,497)
Transfers to other real estate owned	206	96	45
Sale and financing of other real estate owned	47	137	—
Right of use assets obtained in exchange for operating lease obligations	—	—	48

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

Certain significant estimates:  The allowance for credit losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management.  These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2022 may change in the near-term and the effect could be material to the consolidated financial statements.

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
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of December 31, 2022 and 2021, the Company did not have any significant contract balances.
An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition costs for the years ending December 31, 2022 and 2021.
Cash and cash equivalents:  The Company considers all investments with original maturities of three months or less to be cash equivalents.  At December 31, 2022 and 2021, cash equivalents consisted primarily of deposits with other banks. The Company maintains amounts in due from banks which, at times, may exceed federally insured limits. Management monitors these correspendent relationships, and the Company has not experienced any losses in such accounts.

Available-for-sale debt securities and the allowance for credit losses on available-for-sale debt securities:  Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of December 31, 2022 or 2021.

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

Accrued interest receivable on AFS debt securities totaled $3.61 million and $2.05 million at December 31, 2022 and 2021, respectively, and is excluded from the estimate of credit losses.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans held for investment:  Loans are stated at the amount of unpaid principal, net of deferred loan fees, and reduced by the allowance for credit losses ("ACL"). Accrued interest receivable on loans held for investment totaled $12.17 million and $9.29 million at December 31, 2022 and 2021, respectively, and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due.  When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed.  Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected. A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due.  Payment received on nonaccrual loans are applied first to principal.  Once principal is recovered, any remaining payments received are applied to interest income.  As of December 31, 2022 and 2021, none of the Company’s nonaccrual loans were earning interest on a cash basis.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allowed financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. Under Section 4013 of the CARES Act, loan modifications that qualify for such suspension are those where the borrower was not more than 30 days past due as of December 31, 2019. In addition, the loan modification being made in response to the COVID-19 pandemic must include a deferral or delay in the payment of principal or interest, or change in the interest rate on the loan. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The relief related to TDRs expired on January 1, 2022. See Note 3 for further discussion.

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

Tax credit real estate:  Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of December 31, 2022.  The Bank has a 99% or greater limited partnership interest in each limited partnership.  The investment in each was completed after the projects had been developed by the general partner.  On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if an allowance for credit losses is necessary. The allowance for credit losses is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, the allowance for credit losses would be established with a charge to credit loss expense. There were no indications of impairment based on management's evaluation and therefore no allowance for credit losses was determined necessary as of December 31, 2022 and 2021. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Deferred income taxes:  Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Interest and penalties on unrecognized tax benefits are classified as other noninterest expense.  As of December 31, 2022 and 2021, the Company had no material unrecognized tax benefits.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents calculations of earnings per share:

	Year Ended December 31,
	2022	2021	2020
	(Amounts In Thousands, except share and per share data)
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	9,299,640	9,330,995	9,351,694
Weighted average number of net shares (redeemed) issued	(31,792)	(23,793)	17,571
Weighted average shares outstanding (basic)	9,267,848	9,307,202	9,369,265
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	1,693	3,660	3,640
Weighted average number of shares (diluted)	9,269,541	9,310,862	9,372,905
Net income	$47,753	$48,085	$38,647
Earnings per share:
Basic	$5.15	$5.16	$4.12
Diluted	$5.15	$5.16	$4.12

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

Effect of New Financial Accounting Standards

Accounting guidance adopted in 2021

On January 1, 2021, the Company adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the recognition of the allowance for credit losses be estimated using the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet (OBS) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that are determined to have impairment related to credit losses.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the impact of ASC 326 (amounts in thousands).

	January 1, 2021
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Loans
Allowance for credit losses on loans	$39,816	$37,070	$2,746

Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	$3,584	$—	$3,584

Accounting guidance adopted in 2022

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

Accounting guidance pending adoption as of December 31, 2022

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The FASB issued these amendments to eliminate accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, and to require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted if

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
an entity has adopted the amendments in Update 2016-03, including adoption in an interim period. The Company is in the process of evaluating the impact of this ASU on the financial statements.

Note 2.Investment Securities

The carrying values of investment securities at December 31, 2022 and December 31, 2021 are summarized in the following table (Amounts in Thousands):

	December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$445,392	57.39%	$243,925	44.24%
Other securities (FHLB, FHLMC and FNMA)	31,934	4.11%	34,467	6.25%
State and political subdivisions	248,582	32.03%	263,516	47.80%
Mortgage-backed securities and collateralized mortgage obligations	50,196	6.47%	9,446	1.71%
Total securities available for sale	$776,104	100.00%	$551,354	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity. Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of December 31, 2022 and 2021, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. The Company had no securities designated as trading or held to maturity in its portfolio at December 31, 2022 or 2021.

The carrying amount of available-for-sale securities and their approximate fair values were as follows (Amounts in Thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
December 31, 2022:
U.S. Treasury	$470,581	$—	$(25,189)	$—	$445,392
Other securities (FHLB, FHLMC and FNMA)	35,255	—	(3,321)	—	31,934
State and political subdivisions	267,351	239	(19,008)	—	248,582
Mortgage-backed securities and collateralized mortgage obligations	57,115	—	(6,919)	—	50,196
Total	$830,302	$239	$(54,437)	$—	$776,104
December 31, 2021:
U.S. Treasury	$244,192	$2,011	$(2,278)	$—	$243,925
Other securities (FHLB, FHLMC and FNMA)	35,353	—	(886)	—	34,467
State and political subdivisions	260,266	4,420	(1,170)	—	263,516
Mortgage-backed securities and collateralized mortgage obligations	9,575	—	(129)	—	9,446
Total	$549,386	$6,431	$(4,463)	$—	$551,354

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at December 31, 2022, were as follows (Amounts in Thousands).

	Amortized Cost	Fair Value
Due in one year or less	$107,154	$105,708
Due after one year through five years	510,357	480,989
Due after five years through ten years	111,010	101,286
Due over ten years	44,666	37,925
	$773,187	$725,908
Mortgage-backed securities and collateralized mortgage obligations	57,115	50,196
	$830,302	$776,104

Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the above summary.

As of December 31, 2022, investment securities with a carrying value of $9.13 million were pledged to collateralize other borrowings. As of December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

There were no sales of available-for-sale securities for the year ended December 31, 2022 and 2021.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and 2021 (Amounts in Thousands):

	Less than 12 months				12 months or more				Total
2022
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	89	$306,407	$(10,695)	3.49%	60	$136,486	$(14,494)	10.62%	149	$442,893	$(25,189)	5.69%
Other securities (FHLB, FHLMC and FNMA)	—	—	—	—%	14	31,934	(3,321)	10.40%	14	31,934	(3,321)	10.40%
State and political subdivisions	479	124,647	(3,351)	2.69%	337	87,221	(15,657)	17.95%	816	211,868	(19,008)	8.97%
Mortgage-backed securities and collateralized mortgage obligations	14	43,035	(5,314)	12.35%	4	7,160	(1,605)	22.42%	18	50,195	(6,919)	13.78%
	582	$474,089	(19,360)	4.08%	415	$262,801	(35,077)	13.35%	997	$736,890	$(54,437)	7.39%

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months				12 months or more				Total
2021
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	55	$136,867	$(2,203)	1.61%	1	$2,416	$(75)	3.10%	56	$139,283	$(2,278)	1.64%
Other securities (FHLB, FHLMC and FNMA)	5	12,484	(303)	2.43%	9	21,984	(583)	2.65%	14	34,468	(886)	2.57%
State and political subdivisions	231	70,542	(1,055)	1.50%	14	9,248	(115)	1.24%	245	79,790	(1,170)	1.47%
Mortgage-backed securities and collateralized mortgage obligations	4	9,446	(129)	1.37%	—	—	—	—%	4	9,446	(129)	1.37%
	295	$229,339	(3,690)	1.61%	24	$33,648	$(773)	2.30%	319	$262,987	$(4,463)	1.70%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are not attributable to credit losses. None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest. The unrealized losses are due to changes in interest rates. The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table. Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of December 31, 2022. The fair value is expected to recover as the securities approach maturity. The U.S. Treasury and other securities are issued and guaranteed by U.S. government-sponsored entities and agencies. The mortgage-backed securities and collateralized mortgage obligations have implied U.S. government guarantees of the agency securities. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of December 31, 2022.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3.Loans

Classes of loans are as follows:

	December 31,
	2022	2021
	(Amounts In Thousands)
Agricultural	$112,705	$106,933
Commercial and financial	269,568	222,002
Real estate:
Construction, 1 to 4 family residential	92,408	80,486
Construction, land development and commercial	196,240	127,021
Mortgage, farmland	256,570	232,744
Mortgage, 1 to 4 family first liens	1,130,989	909,564
Mortgage, 1 to 4 family junior liens	124,951	114,342
Mortgage, multi-family	436,952	382,792
Mortgage, commercial	402,842	401,377
Loans to individuals	36,675	32,687
Obligations of state and political subdivisions	48,213	50,285
	3,108,113	2,660,233
Net unamortized fees and costs	308	299
	3,108,421	2,660,532
Less allowance for credit losses	41,440	35,470
	$3,066,981	$2,625,062

For the years ended December 31, 2022 and 2021, the Company recognized none and $5.81 million of deferred PPP loan fees in interest income.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the allowance for credit losses for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2022
Allowance for credit losses:
Beginning balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470
Charge-offs	(357)	(447)	—	(40)	(729)	(51)	(589)	(2,213)
Recoveries	83	584	48	296	898	361	153	2,423
Credit loss (benefit) expense	555	1,853	1,841	(700)	2,541	(1,392)	1,062	5,760
Ending balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2021
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070
Impact of adopting ASC 326	(328)	298	327	763	522	1,396	(232)	2,746
Charge-offs	(106)	(136)	(3)	(1)	(482)	(265)	(323)	(1,316)
Recoveries	142	1,103	94	25	964	263	152	2,743
Credit loss (benefit) expense	45	(1,881)	(437)	(1,527)	(1,874)	(311)	212	(5,773)
Ending balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2020
Allowance for loan losses:
Beginning balance	$2,400	$4,988	$2,599	$3,950	$10,638	$7,859	$1,326	$33,760
Charge-offs	(43)	(1,425)	(43)	(1)	(738)	(291)	(381)	(2,922)
Recoveries	63	670	118	10	784	49	180	1,874
Provision	88	652	(355)	214	1,684	1,798	277	4,358
Ending balance	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070
Ending balance, individually evaluated for impairment	$86	$411	$7	$—	$93	$14	$51	$662
Ending balance, collectively evaluated for impairment	$2,422	$4,474	$2,312	$4,173	$12,275	$9,401	$1,351	$36,408
Loan balances:
Ending balance	$94,842	$286,242	$183,030	$247,142	$1,019,922	$791,153	$87,813	$2,710,144
Ending balance, individually evaluated for impairment	$1,543	$2,191	$1,266	$2,061	$7,417	$6,200	$51	$20,729
Ending balance, collectively evaluated for impairment	$93,299	$284,051	$181,764	$245,081	$1,012,505	$784,953	$87,762	$2,689,415

Changes in the allowance for credit losses for off-balance sheet credit exposures for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance	383	1,118	849	113	794	559	34	3,850
Credit loss (benefit) expense	142	(19)	1,277	(58)	(323)	(437)	(2)	580
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$525	$1,099	$2,126	$55	$471	$122	$32	$4,430

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance, prior to adoption of ASC 326		$—	$—	$—	$—	$—	$—	$—
Impact of adopting ASC 326	385	1,585	736	180	471	212	15	3,584
Credit loss (benefit) expense	(2)	(467)	113	(67)	323	347	19	266
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$383	$1,118	$849	$113	$794	$559	$34	$3,850

Credit loss (benefit) expense for off-balance sheet credit exposures is included in credit loss (benefit) expense on the consolidated statement of income for the years ended December 31, 2022 and 2021.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the credit quality indicators and origination years by type of loan in each category as of December 31, 2022 and 2021 (amounts in thousands):

	Agricultural
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$395	$—	$199	$20	$3	$—	$4,196	$4,813
Good	3,823	550	1,003	427	23	13	9,671	15,510
Satisfactory	17,417	4,144	2,659	855	1,250	48	24,233	50,606
Monitor	12,835	1,885	1,770	891	272	225	19,623	37,501
Special Mention	—	—	—	—	—	—	62	62
Substandard	1,450	—	278	59	166	—	2,260	4,213
Total	$35,920	$6,579	$5,909	$2,252	$1,714	$286	$60,045	$112,705

	Commercial and Financial
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,644	$690	$691	$—	$176	$—	$8,404	$11,605
Good	14,733	6,854	2,504	546	105	1,059	15,836	41,637
Satisfactory	57,920	24,028	11,139	4,339	1,979	356	53,618	153,379
Monitor	16,153	7,570	6,031	1,172	260	1	24,434	55,621
Special Mention	1,201	343	278	196	29	391	668	3,106
Substandard	746	477	291	68	—	—	2,638	4,220
Total	$92,397	$39,962	$20,934	$6,321	$2,549	$1,807	$105,598	$269,568

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Construction, 1 to 4 Family Residential
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	322	—	—	—	—	—	21,467	21,789
Satisfactory	1,962	328	—	—	—	—	47,229	49,519
Monitor	775	182	—	—	—	—	19,886	20,843
Special Mention	—	—	—	—	—	—	38	38
Substandard	—	105	—	—	—	—	114	219
Total	$3,059	$615	$—	$—	$—	$—	$88,734	$92,408

	Real Estate: Construction, Land Development and Commercial
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$375	$—	$—	$—	$—	$127	$1,424	$1,926
Good	2,383	958	947	—	—	221	18,349	22,858
Satisfactory	23,004	7,222	1,191	311	251	828	90,511	123,318
Monitor	8,121	4,788	119	6	33	71	27,551	40,689
Special Mention	—	—	—	—	—	—	—	—
Substandard	7,043	191	53	—	—	—	162	7,449
Total	$40,926	$13,159	$2,310	$317	$284	$1,247	$137,997	$196,240

	Real Estate: Mortgage, Farmland
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$4,058	$58	$261	$68	$—	$4	$115	$4,564
Good	24,552	13,966	7,541	1,582	846	917	7,034	56,438
Satisfactory	47,617	41,878	20,908	3,628	5,258	8,184	11,927	139,400
Monitor	24,754	5,803	5,440	3,478	887	1,221	8,992	50,575
Special Mention	4,284	96	112	—	—	15	—	4,507
Substandard	539	—	—	60	307	180	—	1,086
Total	$105,804	$61,801	$34,262	$8,816	$7,298	$10,521	$28,068	$256,570

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Mortgage, 1 to 4 Family First Liens
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,507	$450	$352	$—	$6	$360	$—	$2,675
Good	23,270	5,522	8,346	1,342	2,391	10,401	4,688	55,960
Satisfactory	369,706	201,488	142,417	52,727	47,736	124,754	14,992	953,820
Monitor	29,274	20,868	19,766	3,624	4,546	10,638	6,823	95,539
Special Mention	903	1,216	2,058	1,048	952	2,844	463	9,484
Substandard	1,756	2,086	2,419	833	1,690	3,980	747	13,511
Total	$426,416	$231,630	$175,358	$59,574	$57,321	$152,977	$27,713	$1,130,989

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$23	$—	$7	$—	$—	$—	$32	$62
Good	493	189	465	91	—	527	2,023	3,788
Satisfactory	15,543	10,915	7,921	4,523	4,822	7,024	64,649	115,397
Monitor	248	244	507	83	286	188	2,442	3,998
Special Mention	114	134	214	37	12	120	72	703
Substandard	122	69	198	87	57	47	423	1,003
Total	$16,543	$11,551	$9,312	$4,821	$5,177	$7,906	$69,641	$124,951

	Real Estate: Mortgage, Multi-Family
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$6,162	$3,123	$3,018	$—	$—	$292	$—	$12,595
Good	14,175	23,485	26,302	—	—	8,538	1,362	73,862
Satisfactory	97,449	85,441	26,513	2,355	471	14,295	10,604	237,128
Monitor	44,719	26,633	26,252	169	—	1,201	6,219	105,193
Special Mention	8,174	—	—	—	—	—	—	8,174
Substandard	—	—	—	—	—	—	—	—
Total	$170,679	$138,682	$82,085	$2,524	$471	$24,326	$18,185	$436,952

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Mortgage, Commercial
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,946	$576	$21,269	$—	$—	$1,145	$—	$24,936
Good	19,682	23,000	14,286	2,026	1,271	4,413	11,689	76,367
Satisfactory	61,055	61,844	38,772	10,590	8,255	14,568	21,933	217,017
Monitor	22,542	13,111	21,909	3,318	1,515	8,212	7,089	77,696
Special Mention	—	3,298	779	—	—	—	689	4,766
Substandard	259	513	927	75	190	96	—	2,060
Total	$105,484	$102,342	$97,942	$16,009	$11,231	$28,434	$41,400	$402,842

	Loans to Individuals
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$24	$—	$—	$—	$—	$—	$—	$24
Good	47	—	—	16	—	—	2	65
Satisfactory	14,053	6,091	2,647	869	335	11,722	133	35,850
Monitor	253	146	49	5	24	—	1	478
Special Mention	88	34	5	9	—	—	—	136
Substandard	45	36	3	2	4	30	2	122
Total	$14,510	$6,307	$2,704	$901	$363	$11,752	$138	$36,675

	Obligations of State and Political Subdivisions
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$4,816	$—	$4,816
Good	—	—	1,870	—	—	8,342	—	10,212
Satisfactory	2,224	820	1,961	1,492	573	15,677	8,848	31,595
Monitor	344	—	830	181	99	136	—	1,590
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$2,568	$820	$4,661	$1,673	$672	$28,971	$8,848	$48,213

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Agricultural
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$762	$213	$30	$10	$—	$—	$2,312	$3,327
Good	1,799	1,767	603	46	52	26	7,593	11,886
Satisfactory	10,335	6,404	1,476	1,770	403	66	26,285	46,739
Monitor	8,125	5,017	998	765	164	253	23,995	39,317
Special Mention	1,662	11	85	—	7	—	2,807	4,572
Substandard	592	69	203	—	—	—	228	1,092
Total	$23,275	$13,481	$3,395	$2,591	$626	$345	$63,220	$106,933

	Commercial and Financial
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$965	$924	$4	$235	$31	$—	$3,391	$5,550
Good	13,722	5,570	1,105	1,086	276	1,494	20,709	43,962
Satisfactory	44,964	20,847	7,684	3,582	2,106	331	41,832	121,346
Monitor	18,337	8,019	3,591	1,123	297	416	13,368	45,151
Special Mention	603	525	353	70	102	4	174	1,831
Substandard	1,092	670	266	54	92	—	1,988	4,162
Total	$79,683	$36,555	$13,003	$6,150	$2,904	$2,245	$81,462	$222,002

	Real Estate: Construction, 1 to 4 Family Residential
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	212	—	—	—	—	—	18,755	18,967
Satisfactory	7,457	94	—	—	—	—	42,988	50,539
Monitor	1,307	—	—	—	—	—	9,187	10,494
Special Mention	—	—	—	—	—	—	374	374
Substandard	111	—	—	—	—	—	1	112
Total	$9,087	$94	$—	$—	$—	$—	$71,305	$80,486

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Construction, Land Development and Commercial
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$5,079	$—	$—	$—	$143	$4	$—	$5,226
Good	3,294	1,200	—	—	153	242	12,678	17,567
Satisfactory	22,907	4,354	2,356	263	1,081	21	40,048	71,030
Monitor	5,694	547	7	38	74	—	18,832	25,192
Special Mention	—	—	—	—	—	—	—	—
Substandard	7,515	298	193	—	—	—	—	8,006
Total	$44,489	$6,399	$2,556	$301	$1,451	$267	$71,558	$127,021

	Real Estate: Mortgage, Farmland
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$3,568	$124	$60	$80	$41	$134	$4,007
Good	17,827	14,308	2,144	2,460	5,932	3,929	3,844	50,444
Satisfactory	51,639	35,616	4,689	8,358	6,745	8,339	8,242	123,628
Monitor	8,532	16,925	5,518	3,901	2,154	4,866	5,695	47,591
Special Mention	4,031	288	—	—	298	190	—	4,807
Substandard	1,283	447	291	47	—	199	—	2,267
Total	$83,312	$71,152	$12,766	$14,826	$15,209	$17,564	$17,915	$232,744

	Real Estate: Mortgage, 1 to 4 Family First Liens
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$462	$914	$427	$19	$149	$404	$1	$2,376
Good	9,598	12,300	3,124	3,443	3,091	10,943	2,496	44,995
Satisfactory	233,412	189,247	69,037	65,201	60,906	118,608	8,443	744,854
Monitor	24,908	33,863	5,038	6,527	7,273	12,203	4,066	93,878
Special Mention	1,682	3,422	887	962	1,051	3,168	—	11,172
Substandard	1,571	1,261	1,129	1,609	576	6,142	1	12,289
Total	$271,633	$241,007	$79,642	$77,761	$73,046	$151,468	$15,007	$909,564

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$13	$—	$—	$—	$—	$6	$19
Good	193	611	96	—	108	482	1,374	2,864
Satisfactory	13,684	10,116	5,854	7,309	5,230	6,053	55,496	103,742
Monitor	326	1,233	70	365	140	281	2,801	5,216
Special Mention	103	489	35	56	42	110	142	977
Substandard	77	209	79	441	74	99	545	1,524
Total	$14,383	$12,671	$6,134	$8,171	$5,594	$7,025	$60,364	$114,342

	Real Estate: Mortgage, Multi-Family
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$2,539	$4,513	$—	$—	$—	$701	$—	$7,753
Good	16,931	35,396	1,555	—	—	9,289	—	63,171
Satisfactory	107,192	69,287	13,635	2,030	1,561	14,660	14,764	223,129
Monitor	26,088	35,886	176	—	131	1,584	5,669	69,534
Special Mention	640	—	820	—	—	—	—	1,460
Substandard	12,186	—	—	—	—	5,559	—	17,745
Total	$165,576	$145,082	$16,186	$2,030	$1,692	$31,793	$20,433	$382,792

	Real Estate: Mortgage, Commercial
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$597	$16,781	$—	$—	$3,313	$350	$1	$21,042
Good	20,143	36,773	2,619	1,356	3,811	7,085	9,812	81,599
Satisfactory	75,040	52,653	14,727	12,091	9,707	17,398	16,333	197,949
Monitor	18,664	49,774	3,923	2,202	3,037	8,461	3,387	89,448
Special Mention	5,791	795	303	—	554	337	—	7,780
Substandard	1,528	1,721	—	208	—	102	—	3,559
Total	$121,763	$158,497	$21,572	$15,857	$20,422	$33,733	$29,533	$401,377

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Loans to Individuals
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	—	—	67	21	5	—	1	94
Satisfactory	12,162	5,606	2,212	967	141	10,867	57	32,012
Monitor	200	160	15	46	3	—	1	425
Special Mention	37	32	29	4	—	—	1	103
Substandard	12	24	12	—	1	3	1	53
Total	$12,411	$5,822	$2,335	$1,038	$150	$10,870	$61	$32,687

	Obligations of State and Political Subdivisions
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$6,076	$—	$6,076
Good	—	1,984	—	—	—	9,051	—	11,035
Satisfactory	1,009	2,034	1,551	706	11,557	3,634	9,400	29,891
Monitor	—	933	203	249	—	1,898	—	3,283
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$1,009	$4,951	$1,754	$955	$11,557	$20,659	$9,400	$50,285

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Past due loans as of December 31, 2022 and 2021 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2022
Agricultural	$314	$—	$—	$314	$112,391	$112,705	$—
Commercial and financial	421	132	6	559	269,009	269,568	—
Real estate:
Construction, 1 to 4 family residential	—	—	105	105	92,303	92,408	—
Construction, land development and commercial	—	1,183	191	1,374	194,866	196,240	—
Mortgage, farmland	24	162	60	246	256,324	256,570	—
Mortgage, 1 to 4 family first liens	3,421	45	3,029	6,495	1,124,494	1,130,989	553
Mortgage, 1 to 4 family junior liens	473	19	8	500	124,451	124,951	—
Mortgage, multi-family	—	—	—	—	436,952	436,952	—
Mortgage, commercial	247	—	75	322	402,520	402,842	—
Loans to individuals	314	53	—	367	36,308	36,675	—
Obligations of state and political subdivisions	—	—	—	—	48,213	48,213	—
	$5,214	$1,594	$3,474	$10,282	$3,097,831	$3,108,113	$553

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2021
Agricultural	$41	$—	$219	$260	$106,673	$106,933	$6
Commercial and financial	300	537	468	1,305	220,697	222,002	91
Real estate:
Construction, 1 to 4 family residential	276	—	—	276	80,210	80,486	—
Construction, land development and commercial	194	66	96	356	126,665	127,021	—
Mortgage, farmland	503	362	—	865	231,879	232,744	—
Mortgage, 1 to 4 family first liens	5,085	864	2,481	8,430	901,134	909,564	104
Mortgage, 1 to 4 family junior liens	246	41	124	411	113,931	114,342	—
Mortgage, multi-family	640	—	—	640	382,152	382,792	—
Mortgage, commercial	466	—	829	1,295	400,082	401,377	—
Loans to individuals	177	26	5	208	32,479	32,687	—
Obligations of state and political subdivisions	394	—	—	394	49,891	50,285	—
	$8,322	$1,896	$4,222	$14,440	$2,645,793	$2,660,233	$201

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Accruing loans past due 90 days or more increased $0.35 million from December 31, 2021 to December 31, 2022.  As of December 31, 2022 and 2021, accruing loans past due 90 days or more were 0.02% and 0.01% of total loans, respectively.  The average balance of the accruing loans past due 90 days or more increased in 2022 as compared to 2021.  The average 90 days or more past due accruing loan balance per loan was $0.14 million as of December 31, 2022 compared to $0.03 million as of December 31, 2021.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized.   Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain nonaccrual and TDR loan information by loan type at December 31, 2022 and 2021 was as follows:

	December 31, 2022				December 31, 2021
	Nonaccrual loans (1)	Interest income recognized on non-accrual	Accruing loans past due 90 days or more	TDR loans	Nonaccrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)				(Amounts In Thousands)
Agricultural	$—	$—	$—	$20	$221	$6	$374
Commercial and financial	265	—	—	1,124	707	91	1,085
Real estate:
Construction, 1 to 4 family residential	105	—	—	—	111	—	—
Construction, land development and commercial	191	—	—	—	290	—	202
Mortgage, farmland	623	—	—	1,039	251	—	1,206
Mortgage, 1 to 4 family first liens	4,550	—	553	1,156	4,685	104	1,364
Mortgage, 1 to 4 family junior liens	175	—	—	19	200	—	20
Mortgage, multi-family	—	—	—	620	—	—	1,460
Mortgage, commercial	906	—	—	1,927	2,026	—	2,210
Loans to individuals	—	—	—	—	—	—	—
	$6,815	$—	$553	$5,905	$8,491	$201	$7,921

(1)There were $1.75 million and $2.28 million of TDR loans included within nonaccrual loans as of December 31, 2022 and 2021, respectively.

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

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. As of December 31, 2022, the total amount of the eligible loans in deferral (deferral of principal and/or interest) that met the requirements set forth under the CARES Act and therefore were not considered TDRs were 16 loans, totaling $7.3 million. As of December 31, 2021, there were 16 loans, totaling $9.4 million that met the requirements and were not considered TDRs.

As of December 31, 2022 and 2021, COVID-19 related payment deferrals were approximately 0.03% and 0.12% of total loans, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Below is a summary of information for TDR loans as of December 31, 2022 and 2021:

	December 31, 2022
	Number of contracts	Recorded investment	Commitments outstanding
		(Dollar Amounts In Thousands)
Agricultural	1	$20	$100
Commercial and financial	11	1,379	49
Real estate:
Construction, 1 to 4 family residential	1	105	—
Construction, land development and commercial	1	191	—
Mortgage, farmland	4	1,578	—
Mortgage, 1 to 4 family first liens	8	1,156	—
Mortgage, 1 to 4 family junior liens	1	19	—
Mortgage, multi-family	1	620	—
Mortgage, commercial	9	2,584	—
Loans to individuals	—	—	—
	37	$7,652	$149

	December 31, 2021
	Number of contracts	Recorded investment	Commitments outstanding
		(Dollar Amounts In Thousands)
Agricultural	4	$586	$—
Commercial and financial	12	1,116	60
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	1	202	—
Mortgage, farmland	5	1,409	—
Mortgage, 1 to 4 family first liens	14	1,441	—
Mortgage, 1 to 4 family junior liens	1	20	—
Mortgage, multi-family	2	1,460	—
Mortgage, commercial	11	3,963	—
Loans to individuals	—	—	—
	50	$10,197	$60

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of TDR loans that were modified during the year ended December 31, 2022 and 2021 was as follows:

	December 31, 2022
	Number of Contracts	Pre-modification recorded investment	Post-modification recorded investment
		( Dollar Amounts In Thousands)
Agricultural	—	$—	$—
Commercial and financial	2	1,032	1,032
Real estate:
Construction, 1 to 4 family residential	1	105	105
Construction, land development and commercial	1	191	191
Mortgage, farmland	2	1,021	1,021
Mortgage, 1 to 4 family first liens	—	—	—
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	—	—	—
Mortgage, commercial	1	274	274
Loans to individuals	—	—	—
	7	$2,623	$2,623

	December 31, 2021
	Number of Contracts	Pre-modification recorded investment	Post-modification recorded investment
		( Dollar Amounts In Thousands)
Agricultural	1	$178	$178
Commercial and financial	—	—	—
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	—	—	—
Mortgage, farmland	1	319	319
Mortgage, 1 to 4 family first liens	4	112	112
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	—	—	—
Mortgage, commercial	1	232	232
Loans to individuals	—	—	—
	7	$841	$841
.

The Company has allocated $0.06 million of allowance for TDR loans and the Company had commitments to lend $0.15 million in additional borrowings to restructured loan customers as of December 30, 2022. The Company allocated $0.01 million of allowance for TDR loans and had commitments to lend $0.06 million in additional borrowings to restructured loan customers as of December 31, 2021. These commitments were in the normal course of business. The additional borrowings were not used to facilitate payments on these loans. The modifications of the terms of loans performed during the years ended December 31, 2022 and 2021 included extensions of the maturity date.

There were no TDR loans modified that were in payment default (defined as past due 90 days or more) during the years ended December 31, 2022 and 2021.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2022 and 2021:

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
December 31, 2022
Agricultural	$197	$—	$—	$—	$197	$—
Commercial and financial	1,385	—	74	—	1,459	4
Real estate:
Construction, 1 to 4 family residential	382	—	—	—	382	105
Construction, land development and commercial	191	—	—	—	191	—
Mortgage, farmland	1,482	—	180	—	1,662	—
Mortgage, 1 to 4 family first liens	6,012	—	—	—	6,012	44
Mortgage, 1 to 4 family junior liens	193	—	—	—	193	1
Mortgage, multi-family	620	—	—	—	620	—
Mortgage, commercial	2,833	—	—	—	2,833	1
Loans to individuals	30	—	—	—	30	29
Obligations of state and political subdivisions	—	—	—	—	—	—
	$13,325	$—	$254	$—	$13,579	$184

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
December 31, 2021
Agricultural	$734	$—	$54	$—	$788	$1
Commercial and financial	1,951	—	111	—	2,062	189
Real estate:
Construction, 1 to 4 family residential	111	—	—	—	111	111
Construction, land development and commercial	492	—	—	—	492	13
Mortgage, farmland	1,277	—	—	—	1,277	—
Mortgage, 1 to 4 family first liens	5,967	—	—	—	5,967	31
Mortgage, 1 to 4 family junior liens	220	—	—	—	220	18
Mortgage, multi-family	1,460	—	—	—	1,460	—
Mortgage, commercial	4,236	—	—	—	4,236	1
Loans to individuals	20	—	—	—	20	20
Obligations of state and political subdivisions	—	—	—	—	—	—
	$16,468	$—	$165	$—	$16,633	$384

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-ASC 326 (CECL) adoption impaired loan information as of December 31, 2020 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2020
With no related allowance recorded:
Agricultural	$1,337	$1,928	$—	$1,518	$24
Commercial and financial	1,520	2,907	—	2,054	85
Real estate:
Construction, 1 to 4 family residential	315	337	—	475	—
Construction, land development and commercial	415	421	—	420	13
Mortgage, farmland	2,061	2,598	—	3,008	120
Mortgage, 1 to 4 family first liens	6,253	8,013	—	6,578	108
Mortgage, 1 to 4 family junior liens	108	350	—	134	—
Mortgage, multi-family	1,773	1,898	—	1,795	80
Mortgage, commercial	4,124	4,960	—	4,315	126
Loans to individuals	—	47	—	—	—
	$17,906	$23,459	$—	$20,297	$556
With an allowance recorded:
Agricultural	$206	$206	$86	$141	$14
Commercial and financial	671	724	411	755	27
Real estate:
Construction, 1 to 4 family residential	536	536	7	486	24
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	—	—	—	—	—
Mortgage, 1 to 4 family first liens	924	975	56	955	25
Mortgage, 1 to 4 family junior liens	132	158	37	149	2
Mortgage, multi-family	—	—	—	—	—
Mortgage, commercial	303	304	14	306	3
Loans to individuals	51	51	51	53	3
	$2,823	$2,954	$662	$2,845	$98
Total:
Agricultural	$1,543	$2,134	$86	$1,659	$38
Commercial and financial	2,191	3,631	411	2,809	112
Real estate:
Construction, 1 to 4 family residential	851	873	7	961	24
Construction, land development and commercial	415	421	—	420	13
Mortgage, farmland	2,061	2,598	—	3,008	120
Mortgage, 1 to 4 family first liens	7,177	8,988	56	7,533	133
Mortgage, 1 to 4 family junior liens	240	508	37	283	2
Mortgage, multi-family	1,773	1,898	—	1,795	80
Mortgage, commercial	4,427	5,264	14	4,621	129
Loans to individuals	51	98	51	53	3
	$20,729	$26,413	$662	$23,142	$654

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Post-ASC 326 CECL Adoption:

The changes in the ACL in 2022 compared to 2021 is the result of the following factors: improvements in the economic factor forecasts, primarily Iowa unemployment, used in the ACL calculation which resulted in a decrease of $1.09 million; increase in loan volume which resulted in an increase of $4.72 million; changes in prepayment and curtailment rates resulting in an increase of $1.00 million; decreases in the individually analyzed loans reserve of $0.18 million; and increases in qualitative factors determined necessary by management which resulted in an increase of $1.52 million. The increase in the allowance for credit losses on off-balance sheet credit exposures is primarily a result of increased outstanding unfunded commitments and funding rates as of December 31, 2022.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans decreased $3.05 million from December 31, 2021 to December 31, 2022.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 0.44% of loans held for investment as of December 31, 2022 and 0.63% as of December 31, 2021.  The decrease in collateral-dependent loans is due to a decrease in nonaccrual loans of $1.68 million, a decrease in TDR loans of $2.02 million and is offset by an increase of $0.29 million in loans with a specific reserve and an increase in 90 days or more accruing loans of $0.35 million from December 31, 2021 to December 30, 2022. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

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

Note 4.Property and Equipment

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,
	2022	2021
	(Amounts In Thousands)
Land	$11,266	$11,266
Buildings and improvements	38,923	38,041
Furniture and equipment	41,999	40,989
	92,188	90,296
Less accumulated depreciation	58,670	56,006
Net	$33,518	$34,290

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

For the years ended December 31, 2022 and 2021, total operating lease expense was $0.58 million and $0.59 million, respectively, and is included in occupancy expenses in the consolidated statement of income. Included in this were $0.50 million and $0.51 million of operating lease costs, respectively, $0.03 million and $0.03 million of short term lease costs, respectively, and $0.05 million and $0.05 million of variable lease costs, respectively.
For the years ended December 31, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities was $0.50 million and $0.51 million, respectively, and right-of-use assets obtained in exchange for lease obligations was none and none, respectively.
As of December 31, 2022 and 2021, operating lease right-of-use assets included in other assets were $2.11 million and $2.47 million, respectively. Operating lease liabilities included in other liabilities were $2.19 million and $2.53 million, respectively. The weighted average remaining lease term for operating leases was 9.72 years and 9.94 years, respectively, and the weighted average discount rate for operating leases was 3.54% and 3.49%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2023	326
2024	260
2025	263
2026	266
2027	264
Thereafter	1,239
Total lease payments	2,618
Less imputed interest	(426)
Total operating lease liabilities	$2,192

Note 6.Interest - Bearing Deposits

A summary of these deposits is as follows:

	December 31,
	2022	2021
	(Amounts In Thousands)
NOW and other demand	$948,322	$964,730
Savings	1,196,686	1,338,910
Time, $250,000 and over	88,808	88,517
Other time	476,101	508,736
	$2,709,917	$2,900,893

Brokered deposits totaled $31.74 million and $51.59 million as of December 31, 2022 and 2021, respectively, with an average interest rate of 2.60% and 0.36% as of December 31, 2022 and 2021, respectively. As of December 31, 2022, brokered deposits of $31.74 million are included in savings deposits.  At December 31, 2021, brokered deposits of $51.59 million were included in savings deposits.

Time deposits have a maturity as follows:

	December 31,
	2022	2021
	(Amounts In Thousands)
Due in one year or less	$257,239	$320,764
Due after one year through two years	246,763	174,043
Due after two years through three years	40,144	63,193
Due after three years through four years	14,933	23,108
Due over four years	5,830	16,145
	$564,909	$597,253

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7.Short-term Borrowings

The following table sets forth selected information for other borrowings each of which having a maturity of less than one year:

	December 31,
	2022	2021
	(Amounts In Thousands)
Federal funds purchased, 4.50 to 4.85	$82,061	$249

The Company has unsecured federal funds lines available totaling $77.94 million and $159.75 million from multiple correspondent banking relationships as of December 31, 2022 and 2021, respectively. The weighted average interest rate on these borrowings outstanding as of December 31, 2022 and 2021 was 4.72% and 0.00%, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8.Federal Home Loan Bank Borrowings

As of December 31, 2022 and 2021, the borrowings were as follows:

	2022	2021
(Effective interest rates as of December 31, 2022)	(Amounts In Thousands)
Overnight borrowing, 4.60%	$40,000	$—
	$40,000	$—

On December 21, 2021 the Company paid $105.00 million in FHLB Borrowings due in 2025 through 2027. Fees incurred with the 2021 prepayments were $7.69 million and were recorded in other noninterest expenses.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $6.46 million and $4.55 million at December 31, 2022 and 2021, respectively.  Collateral is provided by the Company’s 1 to 4 family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The Company has the ability to borrow against 1-4 family first mortgages, agricultural real estate, commercial real estate and multi-family loans totaling $1,047.91 million as of December 31, 2022 and $865.06 million as of December 31, 2021 and there was $40.00 million and $0 borrowed against this collateral as of December 31, 2022 or 2021, respectively.

Note 9.Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	December 31,
	2022	2021
	(amounts in thousands)
Net unrealized (loss) gain on available-for-sale securities	$(54,198)	$1,968
Tax effect	13,138	(491)
Net-of-tax amount	$(41,060)	$1,477

Note 10.Employee Benefit Plans

The Company has an Employee Stock Purchase Plan (the “ESPP”).  For each quarterly offering period, eligible employees can elect to contribute from 1% to 15% of his or her compensation.  The purchase price is the lesser of 90% of the fair market value on the first day of the offering period or the last day of the offering period.  The maximum dollar amount any one employee can elect to contribute in a year is $9,000.  During the year ended December 31, 2022, 6,637 shares of stock were purchased by employees of the Bank through the ESPP.  7,334 shares of stock were purchased by employees of the Bank through the ESPP for the year ended December 31, 2021.

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions.  The Company's contribution to the ESOP totaled $1.28 million, $1.27 million and $1.27 million for the years ended December 31, 2022, 2021 and 2020, respectively.  The 2022, 2021 and 2020 discretionary contribution rate was 4.5% of qualified salaries.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value.  To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity.  The Company obtains a quarterly independent appraisal of the shares of stock.  As of December 31, 2022 and 2021, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2022	2021
Shares held by the ESOP	708,488	735,482
Fair value per share	$72.00	$68.00
Maximum cash obligation	$51,011,000	$50,013,000

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors.  The Company made a 4.50% or $1.28 million contribution to the profit sharing plan for the year ended December 31, 2022. The Company made a 4.50% or $1.27 million contribution to the profit sharing plan for the year ended December 31, 2021. The Company made a 4.50% or $1.27 million contribution to the profit sharing plan for the year ended December 31, 2020. The Company made matching contributions under its 401(k) plan of $0.27 million in 2022, $0.26 million in 2021, and $0.26 million in 2020 and each such amount is included in salaries and employee benefits expense.

The Company provides a deferred compensation program for executive officers.  This program allows executive officers to elect to defer a portion of their salaried compensation for payment by the Company at a subsequent date.  The executive officers can defer up to 30% of their base compensation and up to 100% of any bonus into the deferral plan.  Any amount so deferred is credited to the executive officer’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferrals and earnings grow tax deferred until withdrawn from the plan.  Earnings credited to the individual’s accounts are recorded as compensation expense when earned.  The deferred compensation liability is recorded in other liabilities and totals $0.15 million and $1.94 million at December 31, 2022 and 2021, respectively.  Expense related to the deferred compensation plan was $0.06 million for 2022, $0.25 million for 2021 and $(0.02) million for 2020 and is included in salaries and employee benefits expense.

The Company also provides a deferred compensation program for its Board of Directors.  Under the plan, each director may elect to defer up to 50% of such director’s cash compensation from retainers and meeting fees for payment by the Company at a subsequent date.  Any amount so deferred is credited to the director’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The director’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferred compensation liability for the directors’ plan is recorded in other liabilities and totaled $4.10 million and $4.08 million at December 31, 2022 and 2021, respectively.  Expense related to the directors’ deferred compensation plan was $0.29 million for 2022, $0.38 million for 2021 and $(0.09) million for 2020 and is included in other noninterest expense.

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

There were no stock options granted in 2022 and 2021 and 5,805 in 2019. The weighted-average fair value of options granted in 2019 was $21.31 per share. The intrinsic value of options exercised was $0.26 million, $0.00 million and $0.00 million for 2022, 2021 and 2020, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Balance, December 31, 2019	13,025	$45.92	5.41	248
Granted	—
Exercised	—
Balance, December 31, 2020	13,025	$45.92	4.47	216
Granted	—
Exercised	—
Balance, December 31, 2021	13,025	$45.92	3.47	288
Granted	—
Exercised	(7,220)
Balance, December 31, 2022	5,805	$62.00	6.4	$58

Other pertinent information related to the options outstanding at December 31, 2022 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable
62.00	5,805	77 months	—
	5,805		—

As of December 31, 2022, the outstanding options have a weighted-average exercise price of $62.00 per share and a weighted average remaining contractual term of 6.40 years. There was $0.04 million in unrecognized compensation cost for stock options granted under the plan as of December 31, 2022. The cost is expected to be recognized over a weighted-average period of 1.40 years. As of December 31, 2022, there were zero vested option shares.

As of December 31, 2022, 197,245 shares were available for stock options and awards under the 2020 Stock Option and Incentive Plan (2020 Plan).  The 2010 Stock Option and Incentive Plan (2010 Plan) was discontinued upon the approval of the 2020 Plan in April 2020. No stock options or stock awards will be issued from the 2010 Plan after April 2020. The Compensation and Incentive Stock Committee is also authorized to grant awards of restricted common stock. A summary of the restricted stock option activity for the year ended December 31, 2022 is as follows:

	2020 Stock Option and Incentive Plan		2010 Stock Option and Incentive Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2021	208,543		29,316
Authorization of shares	—		—
Granted	18,935	$71.94	—	$0.00
Forfeited	7,637	$65.57	5,090	$56.98
Balance, December 31, 2022	197,245		34,406

The Company authorized the issuance of 18,935 shares in 2022, 24,513 shares in 2021, and 20,427 shares in 2020 to certain employees.  The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period.  The expense relating to these awards for the years ended December 31, 2022, 2021 and 2020 was $0.88

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million, $0.92 million and $0.95 million, respectively. 6,800, 12,800 and 10,800 shares of the restricted common stock shares awarded in December 31, 2022, 2021 and 2020, are subject to forfeiture upon termination of the employee's employment with the Company within eight years of the award.

Note 11.Income Taxes

Income taxes for the years ended December 31, 2022, 2021 and 2020 are summarized as follows:

	2022	2021	2020
	(Amounts In Thousands)
Current:
Federal	$11,190	$10,383	$9,124
State	3,231	2,653	2,673
Deferred:
Federal	(1,035)	757	(417)
State	(272)	214	(103)
	$13,114	$14,007	$11,277

Temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes.  Deferred tax assets and liabilities at December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
	(Amounts In Thousands)
Deferred income tax assets:
Allowance for credit losses	$10,045	$8,849
Deferred compensation and unearned restricted stock	1,785	2,239
Allowance for credit losses on off-balance sheet credit exposures	1,074	961
Accrued expenses	848	611
Unrealized losses on investment securities	13,138	—
State net operating loss	1,187	1,094
Gross deferred tax assets	$28,077	$13,754
Valuation allowance	(1,187)	(1,094)
Deferred tax asset, net of valuation allowance	$26,890	$12,660
Deferred income tax liabilities:
Property and equipment	1,680	1,852
Unrealized gains on investment securities	—	491
Goodwill	395	407
Prepaid expenses	400	400
Other	354	385
Gross deferred tax liabilities	$2,829	$3,535
Net deferred tax assets	$24,061	$9,125

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry-forwards.  The net operating loss carry-forwards are generated by the Company largely from its investment in tax credit real estate properties.  The Company is required to file a separate Iowa tax return and cannot be consolidated with the Bank.  The net operating loss carry-forwards will expire, if not utilized, between 2023 and 2041.  The Company has recorded a valuation allowance to reduce the deferred tax asset attributable to the net operating loss carry-forwards.  At December 31, 2022 and 2021, the Company believes it is more likely than not that the Iowa net operating loss carry-forwards will not be realized. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance increased by $93,000 and $83,000 for the years ended December 31, 2022 and 2021, respectively.

The net change in the deferred income taxes for the years ended December 31, 2022, 2021 and 2020 is reflected in the consolidated financial statements as follows:

	Year Ended December 31,
	2022	2021	2020
	(Amounts In Thousands)
Consolidated statements of income	$(1,307)	$971	$(520)
Consolidated statements of stockholders' equity	(13,629)	(4,008)	2,450
	$(14,936)	$(3,037)	$1,930

Income tax expense for the years ended December 31, 2022, 2021 and 2020 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2022		2021		2020
	Amount	% Of Pretax Income	Amount	% Of Pretax Income	Amount	% Of Pretax Income
	(Amounts In Thousands)
Expected tax expense	$12,782	21.0%	$13,039	21.0%	$10,484	21.0%
Tax-exempt interest	(1,216)	(2.0)	(1,176)	(1.9)	(1,219)	(2.4)
Interest expense limitation	47	0.1	50	0.1	79	0.1
State income taxes, net of federal income tax benefit	2,337	3.8	2,265	3.7	2,030	4.1
Income tax credits	(475)	(0.8)	(475)	(0.8)	(51)	(0.1)
Other	(361)	(0.6)	304	0.5	(46)	(0.1)
	$13,114	21.5%	$14,007	22.6%	$11,277	22.6%

Federal income tax expense for the years ended December 31, 2022, 2021 and 2020 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.  The tax years ended December 31, 2022, 2021, 2020 and 2019, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2022, 2021, 2020 and 2019, remain open for examination.  There were no material unrecognized tax benefits at December 31, 2022 and December 31, 2021.  No interest or penalties on these unrecognized tax benefits has been recorded.  As of December 31, 2022, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve month period ending December 31, 2023.

Note 12.Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial results.  Under capital adequacy guidelines and the regulatory frameworks for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications of the Company and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of capital. As of March 31, 2020, the Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9%. The Coronavirus Aid, Relief and Economic Security ("CARES") Act reduced

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the minimum ratio to 8% beginning in the 2nd quarter of 2020 through December 31, 2020, increasing to 8.5% for 2021 and returning to 9% beginning January 1, 2022. Management believes that, as of December 31, 2022 and 2021, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2022 and 2021, the most recent notifications from the Federal Reserve System categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity and Tier 1 leverage ratios as set forth in the table that follows.  There are no conditions or events since that notification that management believes have changed the Bank's category.

The actual amounts and capital ratios as of December 31, 2022 and 2021, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2022:
Company:
Community Bank Leverage Ratio	$517,831	13.27%	9.00%
Bank:
Community Bank Leverage Ratio	520,149	13.33	9.00

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2021:
Company:
Community Bank Leverage Ratio	$484,486	11.80%	8.50%
Bank:
Community Bank Leverage Ratio	484,429	11.80	8.50

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of capital to assets of 9.0%, retained earnings of $169.08 million as of December 31, 2022 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank.  Reserve balances totaled none as of December 31, 2022 and 2021.

Note 13.Related Party Transactions

Certain directors of the Company and the Bank, companies with which the directors are affiliated, and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business.  Such indebtedness has been

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(Amounts In Thousands)
Balance, beginning	$52,845	$54,053
Net (decrease) increase due to change in related parties	(986)	735
Advances	39,155	23,671
Collections	(17,975)	(25,614)
Balance, ending	$73,039	$52,845

Deposits from these related parties totaled $22.86 million and $21.27 million as of December 31, 2022 and 2021, respectively.  Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.     Fair Value Measurements

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2022 are as follows:

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$36,641	$36,641	$36,641	$—	$—
Investment securities	782,565	782,565	445,392	337,173	—
Loans held for sale	1,663	1,663	—	1,663	—
Loans
Agricultural	110,163	108,992	—	—	108,992
Commercial and financial	263,309	259,500	—	—	259,500
Real estate:
Construction, 1 to 4 family residential	91,297	91,279	—	—	91,279
Construction, land development and commercial	193,162	188,726	—	—	188,726
Mortgage, farmland	253,581	237,849	—	—	237,849
Mortgage, 1 to 4 family first liens	1,120,150	1,055,091	—	—	1,055,091
Mortgage, 1 to 4 family junior liens	121,890	118,279	—	—	118,279
Mortgage, multi-family	432,517	411,092	—	—	411,092
Mortgage, commercial	397,861	377,753	—	—	377,753
Loans to individuals	35,278	36,934	—	—	36,934
Obligations of state and political subdivisions	47,773	45,653	—	—	45,653
Accrued interest receivable	15,782	15,782	—	15,782	—
Total financial instrument assets	$3,903,632	$3,767,799	$482,033	$354,618	$2,931,148
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$647,450	$647,450	$—	$647,450	$—
Interest-bearing deposits	2,709,917	2,711,088	—	2,711,088	—
Other borrowings	82,061	82,061	—	82,061	—
Federal Home Loan Bank borrowings	40,000	40,000	—	40,000	—
Accrued interest payable	1,394	1,394	—	1,394	—
Total financial instrument liabilities	$3,480,822	$3,481,993	$—	$3,481,993	$—
	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$701,729	$—	$—	$—	$—
Letters of credit	6,618	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$708,347	$—	$—	$—	$—

(1)Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2021 are as follows:

	December 31, 2021
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$781,918	$781,918	$781,918	$—	$—
Investment securities	555,900	555,900	243,925	311,975	—
Loans held for sale	5,716	5,716	—	5,716	—
Loans
Agricultural	104,672	103,745	—	—	103,745
Commercial and financial	217,733	216,466	—	—	216,466
Real estate:
Construction, 1 to 4 family residential	79,668	79,311	—	—	79,311
Construction, land development and commercial	125,539	124,466	—	—	124,466
Mortgage, farmland	229,311	228,365	—	—	228,365
Mortgage, 1 to 4 family first liens	901,523	897,255	—	—	897,255
Mortgage, 1 to 4 family junior liens	111,184	110,903	—	—	110,903
Mortgage, multi-family	379,077	378,193	—	—	378,193
Mortgage, commercial	394,594	391,950	—	—	391,950
Loans to individuals	31,916	31,871	—	—	31,871
Obligations of state and political subdivisions	49,845	50,155	—	—	50,155
Accrued interest receivable	11,437	11,437	—	11,437	—
Total financial instrument assets	$3,980,033	$3,967,651	$1,025,843	$329,128	$2,612,680
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$633,101	$633,101	$—	$633,101	$—
Interest-bearing deposits	2,900,893	2,909,243	—	2,909,243	—
Other borrowings	249	249	—	249	—
Federal Home Loan Bank borrowings	—	—	—	—	—
Accrued interest payable	1,165	1,165	—	1,165	—
Total financial instrument liabilities	$3,535,408	$3,543,758	—	$3,543,758	—

Financial instrument with off-balance sheet risk:	Face Amount
Loan commitments	$614,324	$—	$—	$—	$—
Letters of credit	7,179	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$621,503	$—	$—	$—	$—

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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the year ended December 31, 2022.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2022
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$445,392	$—	$—	$445,392
State and political subdivisions	—	248,582	—	248,582
Mortgage-backed securities and collateralized mortgage obligations	—	50,196	—	50,196
Other securities (FHLB, FHLMC and FNMA)	—	31,934	—	31,934
Total	$445,392	$330,712	$—	$776,104

	December 31, 2021
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$243,925	$—	$—	$243,925
State and political subdivisions	—	263,516	—	263,516
Mortgage-backed securities and collateralized mortgage obligations	—	9,446	—	9,446
Other securities (FHLB, FHLMC and FNMA)	—	34,467	—	34,467
Total	$243,925	$307,429	$—	$551,354

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2022 and 2021.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis that were still held on the balance sheet at December 31, 2022 and 2021, the following tables provide the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

	December 31, 2022				Year Ended December 31, 2022
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$—	$—	$—
Commercial and financial	—	—	1,324	1,324	225
Real Estate:
Construction, 1 to 4 family residential	—	—	277	277	—
Construction, land development and commercial	—	—	191	191	—
Mortgage, farmland	—	—	1,662	1,662	123
Mortgage, 1 to 4 family first liens	—	—	5,639	5,639	367
Mortgage, 1 to 4 family junior liens	—	—	193	193	5
Mortgage, multi-family	—	—	620	620	50
Mortgage, commercial	—	—	2,778	2,778	—
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—
Total	$—	$—	$12,684	$12,684	$770

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

Note 15.Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2022 and 2021
(Amounts In Thousands)

ASSETS	2022	2021
Cash and cash equivalents at subsidiary bank	$600	$2,176
Investment in subsidiary bank	481,589	488,406
Other assets	1,296	2,067
Total assets	$483,485	$492,649
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$4,214	$4,186
Redeemable common stock held by ESOP	51,011	50,013
Stockholders' equity:
Capital stock	63,220	60,938
Retained earnings	512,841	474,392
Accumulated other comprehensive gain (loss)	(41,060)	1,477
Treasury stock at cost	(55,730)	(48,344)
	479,271	488,463
Less maximum cash obligation related to ESOP shares	51,011	50,013
Total stockholders' equity	428,260	438,450
Total liabilities and stockholders' equity	$483,485	$492,649

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2022, 2021 and 2020
(Amounts In Thousands)

	2022	2021	2020
Dividends received from subsidiary	$12,806	$12,273	$14,822
Other expenses	(720)	(836)	(362)
Income before income tax benefit and equity in undistributed income of subsidiary	12,086	11,437	14,460
Income tax benefit	269	297	173
	12,355	11,734	14,633
Equity in undistributed income of subsidiary	35,398	36,351	24,014
Net income	$47,753	$48,085	$38,647

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022, 2021 and 2020
(Amounts In Thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$47,753	$48,085	$38,647
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed income of subsidiary	(35,398)	(36,351)	(24,014)
Share-based compensation	25	25	25
Compensation expensed through issuance of common stock	1,349	1,618	1,272
Forfeiture of common stock	(791)	(455)	(257)
Decrease (increase) in other assets	771	(221)	(515)
Increase (decrease) in other liabilities	28	290	(3,554)
Net cash and cash equivalents provided by operating activities	13,737	12,991	11,604
Cash flows from financing activities:
Issuance of common stock, net of costs	1,242	—	5,844
Stock options exercised	238	—	—
Purchase of treasury stock	(7,906)	(3,569)	(8,550)
Proceeds from the issuance of common stock through the employee stock purchase plan	417	427	413
Capital contribution to subsidiary	—	—	(5,000)
Dividends paid	(9,304)	(8,773)	(8,325)
Net cash and cash equivalents used by financing activities	(15,313)	(11,915)	(15,618)
(Decrease) increase in cash and cash equivalents	(1,576)	1,076	(4,014)
Cash and cash equivalents:
Beginning of year	2,176	1,100	5,114
Ending of year	$600	$2,176	$1,100

Supplemental Disclosures
Noncash financing activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$998	$2,684	$(4,497)

Note 16.Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $89.63 million.  The concentrations of credit by type of loan are set forth in Note 3 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at December 31, 2022 and 2021 is as follows:

	2022	2021
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$84,869	$78,961
Credit cards	66,535	65,913
Commercial, real estate and home construction	241,983	170,539
Commercial lines and real estate purchase loans	308,342	298,911
Outstanding letters of credit	6,618	7,179

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded the Bank would be entitled to seek recovery from the customer.  At December 31, 2022 and 2021, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.
Lease commitments: The Company leases certain facilities under operating leases.  The minimum future rental commitments as of December 31, 2022 for all non-cancellable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)
2023	$402
2024	82
2025	1
2026	1
2027	1
Thereafter	2
$489

Rent expense was $0.41 million, $0.40 million and $0.38 million for the years ended December 31, 2022, 2021 and 2020, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17.Subsequent Events

Subsequent events have been evaluated through March 3, 2023.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2022.  Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2022.  Reference is made to the Report of Independent Registered Public Accounting Firm included in this Annual Report.

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

The information required by Item 10 of Part III is presented under the items entitled “Information Concerning Nominees for Election as Directors,” "Information Concerning Directors other than Nominees," "Corporate Governance and Board of Directors," and “Delinquent Section 16(a) Reports” in the Company’s Definitive Proxy Statement dated March 17, 2023 for the Annual Meeting of Stockholders on April 17, 2023.  Such information is incorporated herein by reference.

The Company has a Code of Ethics in place covering its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.  A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

Anthony Roetlin
Treasurer
Hills Bancorporation
131 Main Street
PO Box 160
Hills, Iowa  52235

Information about our Executive Officers is incorporated into this section by reference to Part I, Item 1 of this Form 10-K.

Item 11.	Executive Compensation

The information required by Item 11 of Part III is presented under the items entitled  “Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation Paid to the Named Executive Officers,” "Risk Management and Compensation Policies and Practices," “Compensation and Incentive Stock Committee Interlocks and Insider Participation,” "Schedule of Director Fees," "Director Compensation Table," and “Compensation and Incentive Stock Committee Report”  in the Company’s Definitive Proxy Statement dated March 17, 2023 for the Annual Meeting of Stockholders on April 17, 2023. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement dated March 17, 2023 for the Annual Meeting of Stockholders on April 17, 2023.  Such information is incorporated herein by reference.

The following table sets forth information regarding the Company’s equity compensation plan as of December 31, 2022, all of which relates to stock options issued under stock option plans approved by stockholders of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,805	$62.00	197,245
Equity compensation plans not approved by security holders	—	—	—
Total	5,805	$62.00	197,245

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the items entitled “Corporate Governance and the Boards of Directors,” and “Compensation and Incentive Stock Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement dated March 17, 2023 for the Annual Meeting of Stockholders on April 17, 2023. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained in the Company’s Definitive Proxy Statement dated March 17, 2023 for the Annual Meeting of Shareholders on April 17, 2023, under the heading “Audit Committee,” which information is incorporated herein by this reference.

The three additional data elements required to be tagged by a registrant that files financial statements using Inline XBRL are as follows:
•FORVIS, LLP
•Springfield, Missouri
•PCAOB ID: 686

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

Form 10-K
(a)	1	Financial Statements	Reference

		Independent registered public accounting firm's report on the financial statements	Page 53-56

		Consolidated balance sheets as of December 31, 2022 and 2021	Page 57

		Consolidated statements of income for the years ended December 31, 2022, 2021, and 2020	Page 58

		Consolidated statements of comprehensive income for the years ended December 31, 2022, 2021, and 2020	Page 59

		Consolidated statements of stockholders' equity for the years ended December 31, 2022, 2021, and 2020	Page 60

		Consolidated statements of cash flows for the years ended December 31, 2022, 2021, and 2020	Page 61

		Notes to consolidated financial statements	Page 63

	2	Financial Statements Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	3	Exhibits

	3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q Filed with the Commission on May 6, 2015.

	3.2	Amended and Restated ByLaws filed as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended March 31, 2019 filed with the Commission on May 6, 2019 is incorporated by reference.

	4.1	Description of Registered Securities, incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed with the Commission on March 6, 2020.

	10.1	1995 Deferred Compensation Plans filed as Exhibit 10(c) in Form 10-K for the year ended December 31, 1995 is incorporated by reference.

	10.2	2010 Stock Option and Incentive Plan filed on Form S-8 dated June 29, 2012 is incorporated by reference.

10.3	2020 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on May 4, 2020.

10.4	Form of Stock Option Grant Agreement under the Stock Option and Incentive Plan filed as Exhibit 10.3 in Form 10-K for the year ended December 31, 2018 is incorporated by reference.

10.5	Form of Restricted Stock 5 Year Agreement under the Stock Option and Incentive Plan filed as Exhibit 10.4 in Form 10-K for the year ended December 31, 2018 is incorporated by reference.

10.6	Form of Restricted Stock 8 Year Agreement under the Stock Option and Incentive Plan filed as Exhibit 10.5 in Form 10-K for the year ended December 31, 2018 is incorporated by reference.

10.7	Employment Agreement between the Company and Joseph A. Schueller, dated March 29, 2021, filed as Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on May 7, 2021.

11	Statement Regarding Computation of Basic and Diluted Earnings Per Share. (Note: Statement included in Note 1 under Item 8 of Part II above)

21	Subsidiary of the Registrant is attached on Page 123.

23.1	Consent of Independent Registered Public Accounting Firm is attached on Page 124. FORVIS LLP

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 on Page 125.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 on Page 126.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 127.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DED	XBRL Taxonomy Extension Definitions Linkbase Document
(1) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION
Date:	March 3, 2023	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 3, 2023	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	March 3, 2023	By: /s/Anthony V. Roetlin
Anthony V. Roetlin, Treasurer, Chief Financial Officer and Chief Accounting Officer

Date:	March 3, 2023	By: /s/Michael S. Donovan
Michael S. Donovan, Director

Date:	March 3, 2023	By: /s/Kirsten H. Frey
Kirsten H. Frey, Director

Date:	March 3, 2023	By: /s/Michael E. Hodge
Michael E. Hodge, Director

Date:	March 3, 2023	By: /s/Emily A. Hughes
Emily A. Hughes, Director

Date:	March 3, 2023	By: /s/Casey L. Peck
Casey L. Peck, Director

Date:	March 3, 2023	By: /s/John W. Phelan
John W. Phelan, Director

Date:	March 3, 2023	By: /s/Ann M. Rhodes
Ann M. Rhodes, Director

Date:	March 3, 2023	By: /s/James C. Schmitt
James C. Schmitt, Director

Date:	March 3, 2023	By: /s/Thomas R. Wiele
Thomas R. Wiele, Director

Date:	March 3, 2023	By: /s/Sheldon E. Yoder
Sheldon E. Yoder, Director