Form 10-Q
period 2023-03-31
HILLS BANCORPORATION
filed 2023-05-09
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		April 30, 2023

Common Stock	No par value	9,187,828

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Cash and cash equivalents	$146,605	$36,641
Investment securities available for sale at fair value (amortized cost March 31, 2023 $810,152; December 31, 2022 $830,302)	764,441	776,104
Stock of Federal Home Loan Bank	13,585	6,461
Loans held for sale	2,991	1,663
Loans, net of allowance for credit losses March 31, 2023 $41,070; December 31, 2022 $41,440	3,157,788	3,066,981
Property and equipment, net	33,033	33,518
Tax credit real estate investments	8,633	9,152
Accrued interest receivable	17,381	15,782
Deferred income taxes, net	22,147	24,061
Goodwill	2,500	2,500
Other assets	7,622	7,618
Total Assets	$4,176,726	$3,980,481

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$627,784	$647,450
Interest-bearing deposits	2,816,297	2,709,917
Total deposits	$3,444,081	$3,357,367
Other short-term borrowings, federal funds purchased	—	82,061
Federal Home Loan Bank borrowings	220,000	40,000
Accrued interest payable	1,875	1,394
Allowance for credit losses on off-balance sheet credit exposures	4,570	4,430
Other liabilities	19,741	15,958
Total Liabilities	$3,690,267	$3,501,210

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$49,804	$51,011

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued March 31, 2023 10,347,968 shares; December 31, 2022 10,348,123 shares	$—	$—
Paid in capital	63,458	63,220
Retained earnings	515,615	512,841
Accumulated other comprehensive loss	(34,658)	(41,060)
Treasury stock at cost (March 31, 2023 1,150,732 shares; December 31, 2022 1,122,639 shares)	(57,956)	(55,730)
Total Stockholders' Equity	$486,459	$479,271
Less maximum cash obligation related to ESOP shares	49,804	51,011
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$436,655	$428,260
Total Liabilities & Stockholders' Equity	$4,176,726	$3,980,481

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2023	2022
Interest income:
Loans, including fees	$34,707	$25,765
Investment securities:
Taxable	2,697	1,132
Nontaxable	1,187	1,004
Federal funds sold	196	335
Total interest income	$38,787	$28,236
Interest expense:
Deposits	$7,274	$3,056
Short-term borrowings	2,312	—
Total interest expense	$9,586	$3,056
Net interest income	$29,201	$25,180
Credit loss expense	368	1,104
Net interest income after credit loss expense	$28,833	$24,076
Noninterest income:
Net gain on sale of loans	$145	$811
Trust fees	3,270	3,268
Service charges and fees	3,033	2,880
Other noninterest (expense) income	(67)	518
	$6,381	$7,477

Noninterest expenses:
Salaries and employee benefits	$11,503	$10,396
Occupancy	1,177	1,132
Furniture and equipment	1,692	1,697
Office supplies and postage	448	484
Advertising and business development	874	730
Outside services	2,910	2,950
FDIC insurance assessment	270	281
Other noninterest expense	536	405
	$19,410	$18,075
Income before income taxes	$15,804	$13,478
Income taxes	3,342	2,826
Net income	$12,462	$10,652

Earnings per share:
Basic	$1.35	$1.15
Diluted	$1.35	$1.15

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$12,462	$10,652

Other comprehensive income (loss)
Securities:
Net change in unrealized gain (loss) on securities available for sale	$8,487	$(29,764)
Income taxes	(2,085)	7,426
Other comprehensive income (loss) on securities available for sale	$6,402	$(22,338)

Other comprehensive income (loss), net of tax	$6,402	$(22,338)

Comprehensive income (loss)	$18,864	$(11,686)

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended March 31, 2023 and 2022
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2021	$60,938	$474,392	$1,477	$(48,344)	$(50,013)	$438,450
Issuance of 5,339 shares of common stock	189	—	—	48	—	237
Issuance of 1,797 shares of common stock under the employee stock purchase plan	110	—	—	—	—	110
Unearned restricted stock compensation	266	—	—	—	—	266
Forfeiture of 3,219 shares of common stock	(175)	—	—	—	—	(175)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	(1,926)	(1,926)
Net income	—	10,652	—	—	—	10,652
Cash dividends (1.00 per share)	—	(9,305)	—	—	—	(9,305)
Purchase of 26,412 shares of common stock	—	—	—	(1,816)	—	(1,816)
Other comprehensive loss	—	—	(22,338)	—	—	(22,338)
Balance, March 31, 2022	$61,334	$475,739	$(20,861)	$(50,112)	$(51,939)	$414,161

Balance, December 31, 2022	$63,220	$512,841	$(41,060)	$(55,730)	$(51,011)	$428,260
Issuance of 4,589 shares of common stock	204	—	—	126	—	330
Issuance of 1,716 shares of common stock under the employee stock purchase plan	111	—	—	—	—	111
Unearned restricted stock compensation	42	—	—	—	—	42
Forfeiture of 1,871 shares of common stock	(125)	—	—	—	—	(125)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	1,207	1,207
Net income	—	12,462	—	—	—	12,462
Cash dividends (1.05 per share)	—	(9,688)	—	—	—	(9,688)
Purchase of 32,682 shares of common stock	—	—	—	(2,352)	—	(2,352)
Other comprehensive income	—	—	6,402	—	—	6,402
Balance, March 31, 2023	$63,458	$515,615	$(34,658)	$(57,956)	$(49,804)	$436,655

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$12,462	$10,652
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	616	696
Credit loss expense	368	1,104
Forfeiture of common stock	(125)	(175)
Share-based compensation	6	6
Compensation expensed through issuance of common stock	330	118
Provision for deferred income taxes	(171)	(271)
Net loss on sale of other real estate owned and other repossessed assets	2	—
Increase in accrued interest receivable	(1,599)	(1,509)
(Accretion of discount) amortization of premium on investment securities, net	(103)	302
Decrease in other assets	18	5
Amortization of operating lease right-of-use assets	86	105
Increase in accrued interest payable and other liabilities	4,306	2,693
Loans originated for sale	(19,326)	(47,760)
Proceeds on sales of loans	18,143	49,583
Net gain on sales of loans	(145)	(811)
Net cash and cash equivalents provided by operating activities	$14,868	$14,738

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$20,295	$18,494
Proceeds from sales of investment securities available for sale	509	—
Purchases of investment securities available for sale	(550)	(184,975)
Net purchases of stock of Federal Home Loan Bank	(7,124)	(316)
Loans made to customers, net of collections	(91,146)	(27,144)
Purchases of property and equipment	(131)	(159)
Net changes from tax credit real estate investment	519	(67)
Net cash and cash equivalents used in investing activities	$(77,628)	$(194,167)

Cash Flows from Financing Activities
Net increase in deposits	$86,714	$127,590
Net decrease in short-term borrowings	(82,061)	(249)
Net change in short-term FHLB borrowings	180,000	—
Stock options exercised	—	119
Purchase of common stock	(2,352)	(1,816)
Proceeds from the issuance of common stock through the employee stock purchase plan	111	110
Dividends paid	(9,688)	(9,305)
Net cash and cash equivalents provided by financing activities	$172,724	$116,449

(Continued)

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Three Months Ended March 31,
	2023	2022
Increase (decrease) in cash and cash equivalents	$109,964	$(62,980)
Cash and cash equivalents:
Beginning of period	36,641	781,918
End of period	$146,605	$718,938

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$6,793	$3,137
Interest paid on other obligations	2,312	—

Noncash activities:
(Decrease) increase in maximum cash obligation related to ESOP shares	$(1,207)	$1,926
Transfers to other real estate owned	111	—
Right-of-use assets obtained in exchange for operating lease obligations	—	47

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

Operating results for the three month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2022 filed with the Securities Exchange Commission on March 3, 2023.  The consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated financial statements for that period.

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

Certain Significant Estimates:

The allowance for credit losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at March 31, 2023 may change in the near-term and the effect could be material to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
customers as consideration for managing the customers' assets. Wealth management and trust services include custody of assets, investment management, fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each month, which is generally the time that payment is received.

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of March 31, 2023, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of March 31, 2023.

Tax credit real estate: Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of March 31, 2023. The Company has a 99% or greater limited partnership interest in each limited partnership. The investment in each was completed after the projects had been developed by the general partner. On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if an allowance for credit losses is necessary. The allowance for credit losses is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, the allowance for credit losses would be established with a charge to credit loss expense. There were no indications of impairment based on management's evaluation and therefore no allowance for credit losses was determined necessary as of March 31, 2023. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

The investments in tax credit real estate are recorded for all years presented using the equity method of accounting, with the exception of the investment in the affordable housing project described below. The operations of the properties are not expected to contribute significantly to the Company’s income before income taxes. However, the properties do contribute in the form of income tax credits, which lowers the Company’s effective tax rate. Once established, the credits on each property last for ten years and are passed through from the limited partnerships to the Company and reduces the consolidated federal tax liability of the Company.

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

Available-for-sale debt securities and the allowance for credit losses on available-for-sale debt securities: Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of March 31, 2023 or 2022. Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income ("OCI"). Premiums on debt securities are amortized to the earliest call date and discounts on debt securities are accreted over the period to maturity of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Accrued interest receivable on AFS debt securities totaled $3.63 million at March 31, 2023 and is excluded from the estimate of credit losses.

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

Loans held for investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses ("ACL"). Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $13.75 million at March 31, 2023 and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Consumer Lending - The Company offers consumer loans to individuals including personal loans and automobile loans. These consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than real estate-related loans. Consumer collections are dependent on the borrower's continuing financial stability and are more likely to be affected by adverse personal circumstances. Collateral for these loans generally includes automobiles, boats, recreational vehicles and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time,

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
may be difficult to recover and may fluctuate in value based on condition. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the Iowa real GDP.

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

The Company’s estimate of the ACL reflects losses expected over the contractual life of the assets, adjusted for estimated prepayments or curtailments. The contractual term does not consider extensions, renewals or modifications unless the Company

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
has identified a modification including a concession to a borrower experiencing financial difficulties. A modification of a loan to a borrower experiencing financial difficulties occurs when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics.

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

Troubled debt restructurings (“TDR loans”):  Prior to January 1, 2023, a loan was accounted for and reported as a troubled debt restructuring ("TDR") when, for economic or legal reasons, the Company granted a concession to a borrower experiencing financial difficulty that the Company would not otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses to the Company. A restructuring that results in only an insignificant delay in payment is not considered a concession. A delay may be considered insignificant if the payments subject to the delay are insignificant relative to the unpaid principal or collateral value and the contractual amount due, or the delay in timing of the restructured payment period is insignificant relative to the frequency of payments, the debt's original contractual maturity or original expected duration. TDRs performing in accordance with their modified contractual terms for a reasonable period of time may be included in the Company’s existing pools based on the underlying risk characteristics of the loan to measure the ACL.

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

Effect of New Financial Accounting Standards:

In May 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40), Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in this ASU affect entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. An entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option to compensate for goods or services in accordance with the guidance in Topic 718, Compensation-Stock Compensation. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The adoption of the ASU by the Company on January 1, 2022 did not have a material impact on the financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 815) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this Update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. The amendments in this ASU are effective for all entities for fiscal years beginning

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
after December 15, 2022, including interim periods within those fiscal years. An entity should apply the amendments prospectively to business combinations occurring on or after the effective date of the amendments. The adoption of the ASU by the Company on January 1, 2023 did not have a material impact on the financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The FASB issued these amendments to eliminate accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, and to require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted if an entity has adopted the amendments in Update 2016-03, including adoption in an interim period. The adoption of the ASU on a prospective basis by the Company on January 1, 2023 did not have a material impact on the financial statements

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using Proportional Amortization Method. The FASB is issuing this ASU to allow reporting entities to consistently account for equity investments made primarily for the purposes of receiving income tax credits and other income tax benefits. The ASU permits reporting entities to elect to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. If an entity adopts the amendments in an interim period, it shall adopt them as of the beginning of the fiscal year that includes that interim period. The Company is in the process of evaluating the impact of this ASU on the financial statements.

Note 2.Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding.  ESOP shares are considered outstanding for this calculation unless unearned.

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended March 31,
	2023	2022
Common shares outstanding at the beginning of the period	9,225,484	9,299,640
Weighted average number of net shares redeemed	(6,484)	(9,053)
Weighted average shares outstanding (basic)	9,219,000	9,290,587
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	765	3,194
Weighted average number of shares (diluted)	9,219,765	9,293,781
Net income (In thousands)	$12,462	$10,652
Earnings per share:
Basic	$1.35	$1.15
Diluted	$1.35	$1.15

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3.Accumulated Other Comprehensive Income (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive (loss) income (AOCI), included in stockholders’ equity, at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(amounts in thousands)
Net unrealized loss on available-for-sale securities	$(45,711)	$(54,198)
Tax effect	11,053	13,138
Net-of-tax amount	$(34,658)	$(41,060)

Note 4.Securities

The carrying values of investment securities at March 31, 2023 and December 31, 2022 are summarized in the following table (dollars in thousands):

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$435,202	56.93%	$445,392	57.39%
Other securities (FHLB, FHLMC and FNMA)	32,365	4.23	31,934	4.11
State and political subdivisions	247,277	32.35	248,582	32.03
Mortgage-backed securities and collateralized mortgage obligations	49,597	6.49	50,196	6.47
Total securities available for sale	$764,441	100.00%	$776,104	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of March 31, 2023 and December 31, 2022, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. There were no trading or held to maturity securities as of March 31, 2023 or December 31, 2022.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The carrying amount of available-for-sale securities, fair values and allowance for credit losses were as follows as of March 31, 2023 and December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
March 31, 2023
U.S. Treasury	$455,938	$13	$(20,749)	$—	$435,202
Other securities (FHLB, FHLMC and FNMA)	35,230	—	(2,865)	—	32,365
State and political subdivisions	262,996	523	(16,242)	—	247,277
Mortgage-backed securities and collateralized mortgage obligations	55,988	—	(6,391)	—	$49,597
Total	$810,152	$536	$(46,247)	$—	$764,441
December 31, 2022:
U.S. Treasury	$470,581	$—	$(25,189)	$—	$445,392
Other securities (FHLB, FHLMC and FNMA)	35,255	—	(3,321)	—	31,934
State and political subdivisions	267,351	239	(19,008)	—	248,582
Mortgage-backed securities and collateralized mortgage obligations	57,115	—	(6,919)	—	50,196
Total	$830,302	$239	$(54,437)	$—	$776,104

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at March 31, 2023, were as follows (in thousands) below. Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due in one year or less	$140,553	$138,514
Due after one year through five years	466,069	442,673
Due after five years through ten years	113,909	104,664
Due over ten years	33,633	28,993
	$754,164	$714,844
Mortgage-backed securities and collateralized mortgage obligations	55,988	49,597
	$810,152	$764,441

As of March 31, 2023, investment securities with a carrying value of $9.58 million were pledged to collateralize other borrowings. As of March 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	March 31, 2023	March 31, 2022
Sale proceeds	$509	$—
Gross realized gains	—	—
Gross realized losses	—	—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022 (in thousands):

	Less than 12 months				12 months or more				Total
March 31, 2023 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	27	$92,533	$(1,999)	2.16%	117	$340,288	$(18,750)	5.51%	144	$432,821	$(20,749)	4.79%

Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	14	32,365	(2,865)	8.85	14	32,365	(2,865)	8.85

State and political subdivisions	244	66,231	(667)	1.01	485	134,114	(15,575)	11.61	729	200,345	(16,242)	8.11

Mortgage-backed securities and collateralized mortgage obligations	1	4,392	(299)	6.81	17	45,205	(6,092)	13.48	18	49,597	(6,391)	12.89

Total temporarily impaired securities	272	$163,156	$(2,965)	1.82%	633	$551,972	$(43,282)	7.84%	905	$715,128	$(46,247)	6.47%

	Less than 12 months				12 months or more				Total
December 31, 2022 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	89	$306,407	$(10,695)	3.49%	60	$136,486	$(14,494)	10.62%	149	$442,893	$(25,189)	5.69%

Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	14	31,934	(3,321)	10.40	14	31,934	(3,321)	10.40

State and political subdivisions	479	124,647	(3,351)	2.69	337	87,221	(15,657)	17.95	816	211,868	(19,008)	8.97

Mortgage-backed securities and collateralized mortgage obligations	14	43,035	(5,314)	12.35	4	7,160	(1,605)	22.42	18	50,195	(6,919)	13.78

Total temporarily impaired securities	582	$474,089	$(19,360)	4.08%	415	$262,801	$(35,077)	13.35%	997	$736,890	$(54,437)	7.39%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are not attributable to credit losses.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates. The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of March 31, 2023. The fair value is expected to recover as the securities approach maturity. The U.S. Treasury and other securities are issued and guaranteed by U.S. government-sponsored entities and agencies. The mortgage-

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
backed securities and collateralized mortgage obligations have implied U.S. government guarantees of the agency securities. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of March 31, 2023.

Note 5.Loans

Classes of loans are as follows:

	March 31, 2023	December 31, 2022
	(Amounts In Thousands)
Agricultural	$105,316	$112,705
Commercial and financial	271,784	269,568
Real estate:
Construction, 1 to 4 family residential	91,526	92,408
Construction, land development and commercial	236,265	196,240
Mortgage, farmland	268,805	256,570
Mortgage, 1 to 4 family first liens	1,162,996	1,130,989
Mortgage, 1 to 4 family junior liens	130,179	124,951
Mortgage, multi-family	440,990	436,952
Mortgage, commercial	405,156	402,842
Loans to individuals	37,937	36,675
Obligations of state and political subdivisions	47,588	48,213
	$3,198,542	$3,108,113
Net unamortized fees and costs	316	308
	$3,198,858	$3,108,421
Less allowance for credit losses	41,070	41,440
	$3,157,788	$3,066,981

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for credit losses for the three months ended March 31, 2023 were as follows:

	Three Months Ended March 31, 2023
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440
Charge-offs	(440)	(90)	—	—	(86)	—	(271)	(887)
Recoveries	7	83	1	27	81	26	64	289
Credit loss expense (benefit)	47	(689)	540	(165)	532	255	(292)	228

Ending balance	$2,156	$5,563	$4,730	$2,851	$14,735	$9,697	$1,338	$41,070

Loans:
Ending balance	$105,316	$271,784	$327,791	$268,805	$1,293,175	$846,146	$85,525	$3,198,542

Changes in the allowance for credit losses for the three months ended March 31, 2022 were as follows:

	Three Months Ended March 31, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470
Charge-offs	—	(48)	—	—	(140)	(1)	(150)	(339)
Recoveries	14	123	3	43	207	22	43	455
Credit loss expense (benefit)	139	551	44	(166)	(127)	(285)	108	264
Ending balance	$2,414	$4,895	$2,347	$3,310	$11,438	$10,234	$1,212	$35,850

Loans:
Ending balance	$104,900	$223,702	$222,743	$236,573	$1,031,012	$786,711	$81,965	$2,687,606

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The allowance for credit losses and the related loan balances as of December 31, 2022:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2022
Allowance for credit losses:
Ending balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440
Loan balances:
Ending balance	$112,705	$269,568	$288,648	$256,570	$1,255,940	$839,794	$84,888	$3,108,113

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses for off-balance sheet credit exposures for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance	$525	$1,099	$2,126	$55	$471	$122	$32	$4,430
Credit loss expense (benefit)	(253)	(29)	477	(1)	(14)	(34)	(6)	140
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$272	$1,070	$2,603	$54	$457	$88	$26	$4,570

	Three Months Ended March 31, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance	$383	$1,118	$849	$113	$794	$559	$34	$3,850
Credit loss expense (benefit)	130	302	277	(13)	131	34	(21)	840
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$513	$1,420	$1,126	$100	$925	$593	$13	$4,690

The allowance for credit losses for off-balance sheet credit exposures as of December 31, 2022 were as follows:

	Year Ended December 31, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Ending balance	$525	$1,099	$2,126	$55	$471	$122	$32	$4,430

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Credit loss expense for off-balance sheet credit exposures is included in credit loss expense on the consolidated statement of income for the three months ended March 31, 2023 and 2022.

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

The below are descriptions of the credit quality indicators:

Excellent – Excellent rated loans are prime quality loans covered by highly liquid collateral with generous margins or supported by superior current financial conditions reflecting substantial net worth, relative to total credit extended, and based on assets of a stable and non-speculative nature whose values can be readily verified. Identified repayment source or cash flow is abundant and assured. Loans are secured with cash, cash equivalents, or collateral with very low loan to values. The borrower would qualify for unsecured debt and guarantors provide excellent secondary support to the relationship. The borrower has a long-term relationship with the Company, maintains high deposit balances and has an established payment history with the Company and an established business in an established industry.

Good – Good rated loans are adequately secured by readily marketable collateral or good financial condition characterized by liquidity, flexibility and sound net worth. Loans are supported by sound primary and secondary payment sources and timely and accurate financial information. The relationship is not quite as strong as a borrower that is assigned an excellent rating but still has a very strong liquidity position, low leverage, and track record of strong performance. These loans have a strong collateral position with limited risk to bank capital. The collateral will not materially lose value in a distressed liquidation. Guarantors provide additional secondary support to mitigate possible bank losses. The borrower has a long-term relationship with the Company with an established track record of payments; loans with shorter remaining loan amortization; deposit balances are consistent; loan payments could be made from cash reserves in the interim period; and source of income is coming from a stable industry.

Satisfactory – Satisfactory rated loans are loans to borrowers of average financial means not especially vulnerable to changes in economic or other circumstances, where the major support for the extension is sufficient collateral of a marketable nature, and the primary source of repayment is seen to be clear and adequate. The borrower's financial performance is consistent, ratios and trends are positive and the primary repayment source can clearly be identified and supported with acceptable financial information. The loan relationship could be vulnerable to changes in economic or industry conditions but have the ability to absorb unexpected issues. The loan collateral coverage is considered acceptable and guarantors can provide financial support but net worth might not be as liquid as a 1 or 2 rated relationship. The borrower has an established relationship with the Company. The relationship is making timely loan payments, any operating line is revolving and deposit balances are positive with limited to no overdrafts. Management and industry is considered stable.

Monitor – Monitor rated loans are identified by management as warranting special attention for a variety of reasons that may bear on ultimate collectability. This may be due to adverse trends, a particular industry, loan structure, or repayment that is dependent on projections, or a one-time occurrence. The relationship liquidity levels are minimal and the borrower’s leverage position is brought into question. The primary repayment source is showing signs of being stressed or is not proven. If the borrower performs as planned, the loan will be repaid. The collateral coverage is still considered acceptable but there might be some concern with the type of real estate securing the debt or highly dependent on chattel assets. Some loans may be better secured than others. Guarantors still provide some support but there is not an abundance of financial strength supporting the guaranty. A monitor credit may be appropriate when the borrower is experiencing rapid growth which is impacting liquidity levels and increasing debt levels. Other attributes to consider would include if the business is a start-up or newly acquired, if the relationship has significant financing relationships with other financial institutions, the quality of financial information being received, management depth of the company, and changes to the business model. The track history with the Company has some deficiencies such as slow payments or some overdrafts.

Special Mention – Special mention rated loans are supported by a marginal payment capacity and are marginally protected by collateral.  There are identified weaknesses that if not monitored and corrected may adversely affect the Company’s credit position.  A special mention credit would typically have a weakness in one of the general categories (cash flow, collateral

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Substandard – Substandard loans are not adequately supported by the paying capacity of the borrower and may be inadequately collateralized.  These loans have a well-defined weakness or weaknesses.  Full repayment of the loan(s) according to the original terms and conditions is in question or not expected. For these loans, it is more probable than not that the Company could sustain some loss if the deficiency(ies) is not corrected. There are identified shortfalls in the primary repayment source such as carry over debt, past due payments, and overdrafts. Obtaining quality and timely financial information is a weakness. The loan is under secured with exposure that could impact the Company's capital. It appears the liquidation of collateral has become the repayment source. The collateral may be difficult to foreclose or have little to no value. Collateral documentation deficiencies have been noted during the review process. Guarantor(s) provide minimal to no support of the relationship. The borrower’s communication with the Company continues to decrease and the borrower is not addressing the situation. There is some concern about the borrower’s ability and willingness to repay the loans. Problems may be the result of external issues such as economic or industry related issues.

The following tables present the credit quality indicators and origination years by type of loan in each category as of March 31, 2023 (amounts in thousands):

	Agricultural
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$310	$1,482	$—	$175	$20	$—	$3,800	$5,787
Good	2,020	1,941	666	1,061	405	31	6,737	12,861
Satisfactory	3,300	20,692	3,643	2,334	739	1,160	23,102	54,970
Monitor	3,398	5,087	1,600	1,473	830	439	15,339	28,166
Special Mention	—	—	—	—	—	—	—	—
Substandard	96	614	—	263	58	152	2,349	3,532
Total	$9,124	$29,816	$5,909	$5,306	$2,052	$1,782	$51,327	$105,316

Current-period gross write offs	$—	$440	$—	$—	$—	$—	$—	$440

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Commercial and Financial
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$396	$1,414	$621	$643	$—	$176	$7,861	$11,111
Good	1,747	12,362	6,496	2,247	459	177	14,540	38,028
Satisfactory	13,497	53,485	21,686	9,624	3,303	2,083	52,192	155,870
Monitor	6,250	13,095	6,991	5,175	1,093	86	24,833	57,523
Special Mention	650	1,108	429	252	146	422	1,495	4,502
Substandard	95	1,008	359	375	109	—	2,804	4,750
Total	$22,635	$82,472	$36,582	$18,316	$5,110	$2,944	$103,725	$271,784

Current-period gross write offs	$—	$87	$3	$—	$—	$—	$—	$90

	Real Estate: Construction, 1 to 4 Family Residential
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	—	876	—	—	—	—	20,450	21,326
Satisfactory	709	2,924	—	—	—	—	42,301	45,934
Monitor	749	2,244	—	—	—	—	14,267	17,260
Special Mention	—	—	—	—	—	—	6,786	6,786
Substandard	—	115	105	—	—	—	—	220
Total	$1,458	$6,159	$105	$—	$—	$—	$83,804	$91,526

Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Construction, Land Development and Commercial
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$375	$—	$—	$—	$120	$1,293	$1,788
Good	1,399	2,525	834	947	—	216	18,359	24,280
Satisfactory	3,901	16,999	7,736	1,183	307	1,063	125,360	156,549
Monitor	2,313	3,596	781	118	—	103	29,263	36,174
Special Mention	2,960	3,775	—	—	—	—	3,290	10,025
Substandard	6,998	207	191	53	—	—	—	7,449
Total	$17,571	$27,477	$9,542	$2,301	$307	$1,502	$177,565	$236,265

Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Real Estate: Mortgage, Farmland
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$2,000	$4,906	$50	$234	$68	$4	$112	$7,374
Good	3,191	22,521	13,604	8,023	1,489	1,435	6,915	57,178
Satisfactory	14,130	61,433	41,326	19,863	3,689	11,419	14,953	166,813
Monitor	571	13,113	5,365	4,815	3,260	1,684	4,087	32,895
Special Mention	—	830	90	111	—	15	1	1,047
Substandard	1,236	1,728	—	—	60	473	1	3,498
Total	$21,128	$104,531	$60,435	$33,046	$8,566	$15,030	$26,069	$268,805

Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, 1 to 4 Family First Liens
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$1,483	$447	$348	$—	$353	$—	$2,631
Good	318	12,091	5,911	8,266	1,317	12,545	4,653	45,101
Satisfactory	59,226	372,408	196,053	138,601	50,005	164,030	16,702	997,025
Monitor	1,777	27,911	19,924	17,955	3,413	14,415	7,466	92,861
Special Mention	273	1,578	2,437	3,405	1,040	3,244	38	12,015
Substandard	—	1,693	2,165	2,464	1,030	5,815	196	13,363
Total	$61,594	$417,164	$226,937	$171,039	$56,805	$200,402	$29,055	$1,162,996

Current-period gross write offs	$—	$24	$4	$—	$3	$19	$—	$50

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$6	$—	$—	$6	$12
Good	—	485	188	457	90	511	2,056	3,787
Satisfactory	2,510	15,416	10,458	7,622	4,370	10,832	69,251	120,459
Monitor	—	233	240	508	81	420	2,253	3,735
Special Mention	43	116	190	237	36	95	249	966
Substandard	—	121	72	225	85	168	549	1,220
Total	$2,553	$16,371	$11,148	$9,055	$4,662	$12,026	$74,364	$130,179

Current-period gross write offs	$—	$15	$—	$—	$—	$22	$—	$37

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Multi-Family
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$6,000	$3,090	$2,969	$—	$279	$—	$12,338
Good	516	14,728	23,226	25,997	—	8,431	1,147	74,045
Satisfactory	9,260	94,980	84,633	25,876	2,324	14,495	10,545	242,113
Monitor	8,482	42,454	22,257	20,687	168	1,186	3,360	98,594
Special Mention	—	10,128	951	—	—	—	2,821	13,900
Substandard	—	—	—	—	—	—	—	—
Total	$18,258	$168,290	$134,157	$75,529	$2,492	$24,391	$17,873	$440,990

Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Real Estate: Mortgage, Commercial
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,527	$1,840	$571	$19,171	$—	$1,104	$—	$24,213
Good	5,555	19,301	18,689	13,993	1,650	5,430	11,489	76,107
Satisfactory	12,024	57,276	56,005	37,926	10,444	17,961	27,537	219,173
Monitor	1,251	22,420	14,210	21,456	307	8,836	7,364	75,844
Special Mention	186	766	1,417	1,165	—	763	—	4,297
Substandard	259	—	3,060	726	698	94	685	5,522
Total	$20,802	$101,603	$93,952	$94,437	$13,099	$34,188	$47,075	$405,156

Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Loans to Individuals
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	13	37	—	—	14	—	1	65
Satisfactory	3,006	12,333	5,163	2,185	644	13,604	145	37,080
Monitor	112	248	120	41	3	19	3	546
Special Mention	—	97	63	3	7	—	1	171
Substandard	12	45	4	2	7	4	1	75
Total	$3,143	$12,760	$5,350	$2,231	$675	$13,627	$151	$37,937

Current-period gross write offs	$188	$51	$28	$1	$—	$—	$2	$270

	Obligations of State and Political Subdivisions
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$4,575	$—	$4,575
Good	—	—	—	1,840	—	8,166	—	10,006
Satisfactory	—	2,470	820	2,412	1,484	16,049	8,721	31,956
Monitor	—	341	—	302	176	232	—	1,051
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$—	$2,811	$820	$4,554	$1,660	$29,022	$8,721	$47,588

Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the credit quality indicators by type of loans in each category as of December 31, 2022 (amounts in thousands):

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of March 31, 2023 and December 31, 2022 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
March 31, 2023
Agricultural	$396	$121	$312	$829	$104,487	$105,316	$12
Commercial and financial	1,182	646	96	1,924	269,860	271,784	—
Real estate:
Construction, 1 to 4 family residential	4,950	1,049	105	6,104	85,422	91,526	—
Construction, land development and commercial	387	—	191	578	235,687	236,265	—
Mortgage, farmland	704	180	60	944	267,861	268,805	—
Mortgage, 1 to 4 family first liens	8,226	1,375	1,759	11,360	1,151,636	1,162,996	—
Mortgage, 1 to 4 family junior liens	368	74	21	463	129,716	130,179	14
Mortgage, multi-family	5,797	—	—	5,797	435,193	440,990	—
Mortgage, commercial	784	—	74	858	404,298	405,156	—
Loans to individuals	161	131	—	292	37,645	37,937	—
Obligations of state and political subdivisions	—	—	—	—	47,588	47,588	—
	$22,955	$3,576	$2,618	$29,149	$3,169,393	$3,198,542	$26

December 31, 2022
Agricultural	$314	$—	$—	$314	$112,391	$112,705	$—
Commercial and financial	421	132	6	559	269,009	269,568	—
Real estate:
Construction, 1 to 4 family residential	—	—	105	105	92,303	92,408	—
Construction, land development and commercial	—	1,183	191	1,374	194,866	196,240	—
Mortgage, farmland	24	162	60	246	256,324	256,570	—
Mortgage, 1 to 4 family first liens	3,421	45	3,029	6,495	1,124,494	1,130,989	553
Mortgage, 1 to 4 family junior liens	473	19	8	500	124,451	124,951	—
Mortgage, multi-family	—	—	—	—	436,952	436,952	—
Mortgage, commercial	247	—	75	322	402,520	402,842	—
Loans to individuals	314	53	—	367	36,308	36,675	—
Obligations of state and political subdivisions	—	—	—	—	48,213	48,213	—
	$5,214	$1,594	$3,474	$10,282	$3,097,831	$3,108,113	$553
 The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Certain nonaccrual and TDR loan information by loan type at March 31, 2023 and December 31, 2022, was as follows:

	March 31, 2023			December 31, 2022
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$300	$12	$16	$—	$—	$20
Commercial and financial	353	—	1,059	265	—	1,124
Real estate:
Construction, 1 to 4 family residential	105	—	—	105	—	—
Construction, land development and commercial	190	—	—	191	—	—
Mortgage, farmland	82	—	1,537	623	—	1,039
Mortgage, 1 to 4 family first liens	5,054	—	1,140	4,550	553	1,156
Mortgage, 1 to 4 family junior liens	171	14	19	175	—	19
Mortgage, multi-family	—	—	616	—	—	620
Mortgage, commercial	704	—	2,087	906	—	1,927
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	$6,959	$26	$6,474	$6,815	$553	$5,905

(1)There were $0.99 million and $1.75 million of TDR loans included within nonaccrual loans as of March 31, 2023 and December 31, 2022, respectively.

Loans 90 days or more past due that are still accruing interest decreased $0.53 million from December 31, 2022 to March 31, 2023. As of March 31, 2023, there were two accruing loans past due 90 days or more with an average loan balance of $0.01 million. There were 4 accruing loans past due 90 days or more as of December 31, 2022 with an average loan balance of $0.14 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans. There was no interest income recognized on nonaccrual loans for the three months ended March 31, 2023 and year ended December 31, 2022.
The Company may modify the terms of a loan to maximize the collection of amounts due.  Such a modification was considered a troubled debt restructuring (“TDR”) prior to adoption of ASU 2022-02 on January 1, 2023.  In most cases, the modification is either a reduction in interest rate, conversion to interest only payments or an extension of the maturity date.  The borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so a concessionary modification is granted to the borrower that would otherwise not be considered.  TDR loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles.

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. As of March 31, 2023, the total amount of the eligible loans in deferral (deferral of principal and/or interest) that met the requirements set forth under the CARES Act and therefore were not considered TDRs was 15 loans, totaling $6.7 million. As of December 31, 2022, there were 16 loans, totaling $7.3 million that met the requirements and were not considered TDRs.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of March 31, 2023 and December 31, 2022, COVID-19 related payment deferrals were approximately 0.02% and 0.03% of total loans, respectively.

Below is a summary of information for TDR loans as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	1	$16	$170	1	$20	$100
Commercial and financial	16	1,292	19	11	1,379	49
Real estate:
Construction, 1 to 4 family residential	1	105	—	1	105	—
Construction, land development and commercial	1	191	—	1	191	—
Mortgage, farmland	5	1,536	—	4	1,578	—
Mortgage, 1 to 4 family first liens	12	1,140	—	8	1,156	—
Mortgage, 1 to 4 family junior liens	1	19	—	1	19	—
Mortgage, multi-family	1	616	—	1	620	—
Mortgage, commercial	10	2,550	—	9	2,584	—
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	48	$7,465	$189	37	$7,652	$149

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following is a summary of TDR loans that were modified during the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment

Agricultural	—	$—	$—
Commercial and financial	1	371	371
Real estate:
Construction, 1 to 4 family residential	1	105	105
Construction, land development and commercial	1	191	191
Mortgage, farmland	—	—	—
Mortgage, 1 to 4 family first lien	—	—	—
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	—	—	—
Mortgage, commercial	1	274	274
Loans to individuals
Obligations of state and political subdivisions
	4	$941	$941

The Company has allocated $0.06 million of allowance for TDR loans and the Company had commitments to lend $0.19 million in additional borrowings to restructured loan customers as of March 31, 2023.  The Company had commitments to lend $0.15 million in additional borrowings to restructured loan customers as of December 31, 2022.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans. The modifications of the terms of loans performed during the three months ended March 31, 2022 included extensions of the maturity date.

There were no TDR loans that were in payment default (defined as past due 90 days or more) during the period ended March 31, 2023 and the year ended December 31, 2022.

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (numbers in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

	Term Extension
	Amortized Cost Basis at March 31, 2023	% of Total Class of Financing Receivable
Loan Type
Mortgage, Farmland	$1,236	0.46%
Agricultural	176	0.17%
Total	$1,412

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Mortgage, Farmland	Added a weighted-average 4.6 years to the life of loans.
Agricultural	Added a weighted-average 0.5 year to the life of loans.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

There were no financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (numbers in thousands):

Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Mortgage, Farmland	$1,236	$—	$—
Agricultural	176	—	—
	$1,412	$—	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
March 31, 2023
Agricultural	$504	$—	$—	$—	$504	$—
Commercial and financial	2,113	—	64	—	2,177	460
Real estate:
Construction, 1 to 4 family residential	105	—	—	—	105	55
Construction, land development and commercial	191	—	—	—	191	—
Mortgage, farmland	2,685	—	169	—	2,854	—
Mortgage, 1 to 4 family first liens	6,195	—	—	—	6,195	43
Mortgage, 1 to 4 family junior liens	202	—	—	—	202	2
Mortgage, multi-family	616	—	—	—	616	—
Mortgage, commercial	2,791	—	—	—	2,791	—
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	$15,402	$—	$233	$—	$15,635	$560

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The changes in the ACL in 2023 compared to December 31, 2022 is the result of the following factors: slight increase in forecasted Iowa unemployment used in the ACL calculation which resulted in an increase of $0.39 million; increase in loan volume which resulted in an increase of $0.54 million; changes in prepayment and curtailment rates resulting in a decrease of $0.40 million; increase in the individually analyzed loans reserve of $0.38 million; decreases in qualitative factors determined necessary by management which resulted in a decrease of $1.60 million and other changes of $0.32 million. The increase in the allowance for credit losses on off-balance sheet credit exposures is primarily a result of the increased outstanding unfunded commitments as of March 31, 2023.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans increased $2.06 million from December 31, 2022 to March 31, 2023.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more, TDR loans and loans made to borrowers with financial difficulties. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 0.49% of loans held for investment as of March 31, 2023 and 0.44% as of December 31, 2022.  The increase in collateral-dependent loans is due to an increase in loans facing financial difficulties of $1.41 million, an increase in loans with a specific reserve of $0.48 million, an increase in nonaccrual loans of $0.14 million, a decrease in 90 days or more accruing loans of $0.53 million and a decrease in TDR loans of $0.18 million from December 31, 2022 to March 31, 2023. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

The Company regularly reviews a substantial portion of the loans in the portfolio and assesses whether the loans share common risk characteristics for which expected credit loss is measured on a pool basis or if the loans do not share common risk characteristics and therefore expected credit loss is measured on an individual loan basis.  If the loans are assessed for credit losses on an individual basis, the Company determines if a specific allowance is appropriate.  In addition, the Company's management also reviews and, where determined necessary, provides allowances for particular loans based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk, including loans that have been restructured or modified to a borrower experiencing financial difficulties.  Loans that are determined not to be collateral-dependent and for which there are no specific allowances are classified into one or more risk categories and expected credit loss is measured on a pool basis. See Note 1 for further discussion of the allowance for credit losses for loans held for investment.

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

Note 6.Leases

The Bank leases certain of its branch offices, parking facilities and certain equipment under operating leases. The leases have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. As the options are reasonably certain to be exercised, they are recognized as part of the right-of-use assets and lease liabilities.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For the three months ended March 31, 2023 and 2022, total operating lease expense was $0.14 million and $0.14 million respectively, and is included in occupancy expenses in the consolidated statements of income. Included in this for the three months ended March 31, 2023 and 2022 were $0.12 million and $0.12 million, respectively, of operating lease costs, $0.01 million and $0.01 million, respectively, of short term lease costs, and $0.01 million and $0.01 million, respectively, of variable lease costs.
For the three months ended March 31, 2023 and 2022, cash paid for amounts included in the measurement of operating lease liabilities was $0.12 million and $0.12 million, respectively.
As of March 31, 2023 and December 31, 2022, operating lease right-of-use assets included in other assets was $2.02 million and $2.11 million respectively. Operating lease liabilities included in other liabilities were $2.11 million and $2.19 million as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the weighted average remaining lease term for operating leases was 9.66 years and 9.72 years, respectively, and the weighted average discount rate for operating leases was 3.55% and 3.54%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of March 31, 2023, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2023 (excluding the three months ended March 31, 2023)	$225
2024	260
2025	263
2026	266
2027	264
Thereafter	1,239
Total lease payments	2,517
Less imputed interest	(407)
Total operating lease liabilities	$2,110

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of March 31, 2023 are as follows:

	March 31, 2023
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$146,605	$146,605	$146,605	$—	$—
Investment securities	778,026	778,026	435,202	342,824	—
Loans held for sale	2,991	2,991	—	2,991	—
Loans, net of allowance for credit losses
Agricultural	103,160	102,314	—	—	102,314
Commercial and financial	266,221	261,697	—	—	261,697
Real estate:
Construction, 1 to 4 family residential	90,412	90,645	—	—	90,645
Construction, land development and commercial	232,649	226,217	—	—	226,217
Mortgage, farmland	265,954	249,347	—	—	249,347
Mortgage, 1 to 4 family first liens	1,151,712	1,083,680	—	—	1,083,680
Mortgage, 1 to 4 family junior liens	127,044	122,302	—	—	122,302
Mortgage, multi-family	436,059	414,245	—	—	414,245
Mortgage, commercial	400,390	380,359	—	—	380,359
Loans to individuals	37,007	35,562	—	—	35,562
Obligations of state and political subdivisions	47,180	45,983	—	—	45,983
Accrued interest receivable	17,381	17,381	—	17,381	—
Total financial instrument assets	$4,102,791	$3,957,354	$581,807	$363,196	$3,012,351
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$627,784	$627,784	$—	$627,784	$—
Interest-bearing deposits	2,816,297	2,817,233	—	2,817,233	—
Federal Home Loan Bank borrowings	220,000	220,000	—	220,000	—
Accrued interest payable	1,875	1,875	—	1,875	—
Total financial instrument liabilities	$3,665,956	$3,666,892	$—	$3,666,892	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$732,930	$—	$—	$—	$—
Letters of credit	6,291	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$739,221	$—	$—	$—	$—
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2022 are as follows:

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$36,641	$36,641	$36,641	$—	$—
Investment securities	782,565	782,565	445,392	337,173	—
Loans held for sale	1,663	1,663	—	1,663	—
Loans, net of allowance for credit losses
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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable. Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the three months ended March 31, 2023. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$435,202	$—	$—	$435,202
State and political subdivisions	—	247,277	—	247,277
Mortgage-backed securities and collateralized mortgage obligations	—	49,597	—	49,597
Other securities (FHLB, FHLMC and FNMA)	—	32,365	—	32,365
Total	$435,202	$329,239	$—	$764,441

	December 31, 2022
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$445,392	$—	$—	$445,392
State and political subdivisions	—	248,582	—	248,582
Mortgage-backed securities and collateralized mortgage obligations	—	50,196	—	50,196
Other securities (FHLB, FHLMC and FNMA)	—	31,934	—	31,934
Total	$445,392	$330,712	$—	$776,104

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2023 and the year ended December 31, 2022.

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

	March 31, 2023				Three Months Ended March 31, 2023
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$476	$476	$—
Commercial and financial	—	—	1,664	1,664	15
Real Estate:
Construction, 1 to 4 family residential	—	—	50	50	—
Construction, land development and commercial	—	—	191	191	—
Mortgage, farmland	—	—	2,854	2,854	—
Mortgage, 1 to 4 family first liens	—	—	6,125	6,125	21
Mortgage, 1 to 4 family junior liens	—	—	189	189	—
Mortgage, multi-family	—	—	616	616	—
Mortgage, commercial	—	—	2,737	2,737	—
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—
Total	$—	$—	$14,902	$14,902	$36

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

Index

Note 8.Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  On August 9, 2022, the Company’s Board of Directors authorized the expansion of the 2005 Stock Repurchase Program to allow an additional 750,000 shares for repurchase and the continuation through December 31, 2027. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,549,147 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2023.  Of these 1,549,147 shares, 32,682 shares were purchased during the quarter ended March 31, 2023, at an average price per share of $72.00.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk:  The Company’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Company's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $91.32 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

Financial instruments with off-balance sheet risk:  The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, credit card participations and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Company’s commitments at March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$83,410	$84,869
Credit cards	67,528	66,535
Commercial, real estate and home construction	282,512	241,983
Commercial lines and real estate purchase loans	299,480	308,342
Outstanding letters of credit	6,291	6,618

Note 10.Income Taxes

Federal income tax expense for the three months ended March 31, 2023 and 2022 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2022, 2021, and 2020 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2022, 2021, and 2020 remain open for examination.  There were no material unrecognized tax benefits at March 31, 2023  and December 31, 2022 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of March 31, 2023, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending March 31, 2024. Income taxes as a percentage of income before taxes were 21.15% for the three months ended March 31, 2023 and 20.97% for the same period in 2022.

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

•The economic impact of natural disasters, diseases and/or pandemics, and terrorist attacks and military actions.

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

Economic Environment

Economic conditions have created significant uncertainty about the future economic environment which will continue to evolve and potentially impact our business in future periods. Concerns over interest rate levels, energy prices, domestic and global policy issues, trade policy in the U.S. and geopolitical events, as well as the implications of those events on the markets in general, further add to the global uncertainty. Currently, however, the U.S. economy remains surprisingly strong, given the collective impact of the recent global pandemic, significant inflationary pressures, severe supply chain issues, and a war in Eastern Europe affecting a key global energy supplier. In addition, current labor market conditions suggest there is some potential support for the idea that the economy can achieve the desired “soft landing.” Inflation, however, continues to remain a concern, but much less of one than it was a year ago. While the risk that interest rate increases to fight inflation could lead to a recession remains a pressing concern assuming that U.S. policymakers can avoid any materially damaging policy moves, such as not lifting the debt ceiling, signs are hopeful that the U.S. economy can begin to stabilize in the near-term. Nonetheless, interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will likely continue to impact our results throughout the remainder of 2023 and possibly into 2024.

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

Such factors are used to adjust the historical probabilities of default and severity of loss so that they reflect management expectation of future conditions based on a reasonable and supportable forecast. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reduces, on a straight-line basis over the remaining life of the loans, the adjustments so that model reverts back to the historical rates of default and severity of loss.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At March 31, 2023, the Bank has nineteen full-service locations.

Net income for the three month period ended March 31, 2023 was $12.46 million compared to $10.65 million for the same three months of 2022, an increase of $1.81 million or 16.99%.  The principal factors in the increase in net income for the first three months of 2023 were an increase in net interest income of $4.02 million, a decrease in credit loss expense of $0.74 million, offset by a decrease in noninterest income of $1.10 million and an increase in noninterest expense of $1.34 million.

The Company achieved a return on average assets of 1.24% and a return on average equity of 11.69% for the twelve months ended March 31, 2023, compared to the twelve months ended March 31, 2022, which were 1.09% and 10.23%, respectively. The return on average assets and return on average equity for the three months ended March 31, 2023 were 1.25% and 11.79%, respectively, compared to the three months ended March 31, 2022, which were 1.07% and 10.08%, respectively.  Dividends of $1.05 per share were paid in January 2023 to 2,718 shareholders.  The dividend paid in January 2022 was $1.00 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.05% for the three months ended March 31, 2023 compared to 2.64% for the same three months of 2022.  Average earning assets were $3.961 billion year to date in 2023 and $3.942 billion in 2022.

Highlights noted on the balance sheet as of March 31, 2023 for the Company included the following:

•Total assets were $4.177 billion, an increase of $196.25 million since December 31, 2022.
•Cash and cash equivalents were $146.61 million, an increase of $109.96 million since December 31, 2022. The majority of the increase can be attributed to approximately $100 million of temporary public funds.
•Net loans were $3.161 billion, an increase of $92.14 million since December 31, 2022. The increase is primarily attributable to approximately $40.03 million growth in land development and commercial construction loans, $12.24 million growth in farmland mortgages, $37.24 million growth in 1-4 family mortgages and $4.04 million growth in multi-family mortgages since December 31, 2022. Loans held for sale increased $1.33 million since December 31, 2022.
•Deposits increased $86.71 million since December 31, 2022, primarily due to approximately $100 million in temporary public funds.

Refer to Note 7 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION
Financial Condition

There has been continued loan demand in 2023, primarily in land development and commercial construction, farmland mortgages, 1 to 4 family mortgages and multi-family mortgages. The lingering inflationary pressures have created significant uncertainty regarding projecting loan demand throughout the remainder of 2023. However, outstanding loan commitments continue to be significantly elevated compared to historical levels.

The following table sets forth the composition of the loan portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$105,316	3.29%	$112,705	3.63%
Commercial and financial	271,784	8.50	269,568	8.67
Real estate:
Construction, 1 to 4 family residential	91,526	2.86	92,408	2.97
Construction, land development and commercial	236,265	7.39	196,240	6.31
Mortgage, farmland	268,805	8.40	256,570	8.25
Mortgage, 1 to 4 family first liens	1,162,996	36.36	1,130,989	36.40
Mortgage, 1 to 4 family junior liens	130,179	4.07	124,951	4.02
Mortgage, multi-family	440,990	13.79	436,952	14.06
Mortgage, commercial	405,156	12.66	402,842	12.96
Loans to individuals	37,937	1.19	36,675	1.18
Obligations of state and political subdivisions	47,588	1.49	48,213	1.55
	$3,198,542	100.00%	$3,108,113	100.00%
Net unamortized fees and costs	316		308
	$3,198,858		$3,108,421
Less allowance for credit losses	41,070		41,440
	$3,157,788		$3,066,981

The Bank has an established formal loan origination policy.  In general, the loan origination policy attempts to reduce the risk of credit loss to the Company by requiring, among other things, maintenance of minimum loan to value ratios, evidence of appropriate levels of insurance carried by borrowers and documentation of appropriate types and amounts of collateral and sources of expected payment.  The collateral relied upon in the loan origination policy is generally the property being financed by the Company.  The source of expected payment is generally the income produced from the property being financed.  Personal guarantees are required of individuals owning or controlling at least 20% of the ownership of an entity.  Limited or proportional guarantees may be accepted in circumstances if approved by the Company’s Board of Directors.  Financial information provided by the borrower is verified as considered necessary by reference to tax returns, or audited, reviewed or compiled financial statements.  The Company does not originate subprime loans.  In order to modify, restructure or otherwise change the terms of a loan, the Company’s policy is to evaluate each borrower situation individually.  Modifications, restructures, extensions and other changes are done to improve the Company’s position and to protect the Company’s capital.  If a borrower is not current with its payments, any additional loans to such borrowers are evaluated on an individual borrower basis.

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

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to non-accrual status, a charge-off or the establishment of a specific reserve. In the event a collateral shortfall is identified during the credit review process, the Company will work with the borrower for a principal reduction and/or a pledge of additional collateral and/or additional guarantees. In the event that these options are not available, the loan may be subject to a downgrade of the credit risk rating. If the Company determines a loan amount or portion thereof, is uncollectible, the loan’s credit risk rating may be downgraded and the uncollectible amount charged-off or recorded as a specific allowance for losses.  The Company’s credit and legal departments undertake a thorough and ongoing analysis to determine if additional specific reserves and/or charge-offs are appropriate and to begin a workout plan for the loan to minimize actual losses.

The following table presents the allowance for credit losses as of March 31, 2023 and December 31, 2022 by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans:

	March 31, 2023			December 31, 2022
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,156	5.25%	3.29%	$2,542	6.13%	3.63%
Commercial and financial	5,563	13.55	8.50	6,259	15.10	8.67
Real estate:
Construction, 1 to 4 family residential	1,114	2.71	2.86	1,111	2.68	2.97
Construction, land development and commercial	3,616	8.80	7.39	3,078	7.43	6.31
Mortgage, farmland	2,851	6.94	8.40	2,989	7.21	8.25
Mortgage, 1 to 4 family first liens	11,600	28.25	36.36	11,147	26.91	36.40
Mortgage, 1 to 4 family junior liens	3,135	7.63	4.07	3,061	7.39	4.02
Mortgage, multi-family	4,931	12.01	13.79	4,435	10.70	14.06
Mortgage, commercial	4,766	11.60	12.66	4,981	12.02	12.96
Loans to individuals	930	2.26	1.19	1,397	3.37	1.18
Obligations of state and political subdivisions	408	1.00	1.49	440	1.06	1.55
	$41,070	100.00%	100.00%	$41,440	100.00%	100.00%

The allowance for credit losses (ACL) totaled $41.07 million at March 31, 2023 compared to the allowance of $41.44 million at December 31, 2022. The percentage of the allowance to outstanding loans was 1.28% and 1.33% at March 31, 2023 and December 31, 2022, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding. The changes in the ACL in 2023 compared to December 31, 2022 is the result of the following factors: slight increase in the forecasted Iowa unemployment used in the ACL calculation which resulted in an increase of $0.39 million; increase in loan volume which resulted in an increase of $0.54 million; changes in prepayment and curtailment rates resulting in a decrease of $0.40 million;

Index

HILLS BANCORPORATION
increase in the individually analyzed loans reserve of $0.38 million; changes in qualitative factors determined necessary by management which resulted in a decrease of $1.60 million and other changes of $0.32 million.

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

Management has determined that the allowance for credit losses was adequate at March 31, 2023, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry data. This review encompasses levels of total collateral-dependent loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Investment securities available for sale held by the Company decreased by $11.66 million from December 31, 2022 to March 31, 2023.  The fair value of securities available for sale was $45.71 million less than the amortized cost of such securities as of March 31, 2023.  At December 31, 2022, the fair value of the securities available for sale was $54.20 million less than the amortized cost of such securities.

Deposits increased $86.71 million in the first three months of 2023 primarily due to approximately $100 million in temporary public funds. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $23.87 million as of March 31, 2023 with an average rate of 4.70%.  Brokered deposits were $31.74 million as of December 31, 2022 with an average interest rate of 2.60%. As of March 31, 2023 and December 31, 2022, brokered deposits were 0.69% and 0.95% of total deposits, respectively.

There were $220 million and $40 million of Federal Home Loan Bank (FHLB) borrowings as of March 31, 2023 and December 31, 2022, respectively. There were no Federal Funds purchased as of March 31, 2023 and $81.06 million as of December 31, 2022. It is expected that the FHLB and Federal Funds funding sources will be considered in the future if loan growth continues to exceed core deposit increases and the interest rates on funds borrowed from the FHLB and Federal Funds are favorable compared to other funding alternatives.

Dividends and Equity

In January 2023, Hills Bancorporation paid a dividend of $9.69 million or $1.05 per share.  The dividend paid in January 2022 was $1.00 per share. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of March 31, 2023 totaled $436.66 million.

The Company elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Company is required to maintain a CBLR of greater than 9%, as measured by dividing the Bank's Tier 1 capital by its average total consolidated assets. As of March 31, 2023 and December 31, 2022, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of March 31, 2023 and December 31, 2022 are presented below (amounts in thousands):

Index

HILLS BANCORPORATION

	Actual
	Amount of Tier 1 Capital	Ratio
As of March 31, 2023:
Company:
Community Bank Leverage ratio	$518,617	12.87%

Bank:
Community Bank Leverage ratio	519,497	12.90

	Actual
	Amount of Tier 1 Capital	Ratio
As of December 31, 2022:
Company:
Community Bank Leverage ratio	$517,831	13.27%

Bank:
Community Bank Leverage ratio	520,149	13.33

Index

HILLS BANCORPORATION
Discussion of operations for the three months ended March 31, 2023 and 2022

Net Income Overview
Total net income was $12.46 million in 2023 and $10.65 million in the comparable period in 2022, an increase of $1.81 million or 16.99%.  The change in net income in 2023 from the first three months of 2022 was primarily the result of the following:

•Net interest income increased by $4.02 million, before credit loss expense.
•For the three months ended March 31, 2023, credit loss expense was $0.37 million. This represents a decrease in expense of $0.73 million from the credit loss expense of $1.10 million for the three months ended March 31, 2022.
•Noninterest income decreased by $1.10 million.
•Noninterest expenses increased by $1.34 million.
•Income tax expense increased by $0.52 million.
For the three month period ended March 31, 2023 and March 31, 2022 basic earnings per share was $1.35 and $1.15, respectively. Diluted earnings per share was $1.35 for the three months ended March 31, 2023 compared to $1.15 for the same period in 2022.

The Company’s net income for the period was driven primarily by four factors.  The first factor is credit loss expense. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $3.161 billion at March 31, 2023. Credit loss expense was $0.37 million in 2023 compared to $1.10 million in 2022. The decrease in expense when compared to the same period in 2022 is primarily attributable to qualitative factor decreases determined necessary by management given historical charge-offs for agriculture and commercial loan classes compared to allowances recorded for these loan classes. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions and asset quality.

The second factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Company's earnings assets.  Net interest income of $29.20 million for the first three months of 2023 was derived from the Company’s $3.961 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.05%.  Average earning assets in the three months ended March 31, 2022 were $3.942 billion and the tax-equivalent net interest margin was 2.64%. Net interest income for the Company increased primarily as a result of interest income on increased loan volume and rates partially offset by increased interest expense from increased interest rates, including on FHLB borrowings. The Company expects net interest compression to impact earnings for the foreseeable future due to competition for loans and deposits. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets, increasing yield on loans and the ongoing interest rate stance of the Federal Reserve Board.

The third factor affecting the Company’s net income is noninterest income, primarily the decrease in net gain on the sale of loans. The net gain on the sale of loans was $0.15 million and $0.81 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of 82.12% for the three months ended March 31, 2023 compared to the same period in 2022. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates as well as the current origination and refinancing activity. The volume was significantly impacted by the Federal Reserve Board's increases to the federal funds rate in 2022 and 2023, resulting in a significant decline in the amount of mortgage loan origination and refinance activity.

The fourth factor affecting the Company’s net income is noninterest expenses, primarily the increase in salaries and related employee benefits due to increased employee levels and annual compensation increases.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2023 and 2022

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. Net interest income on a tax equivalent basis increased $4.12 million for the three months ended March 31, 2023 compared to the comparable period in 2022.  The increase was primarily attributable to higher interest income on increased loan volume and rates partially offset by increased interest expense from increased interest rates, including on FHLB borrowings. The net interest margin for the first three months of 2023 was 3.05% compared to 2.64% in 2022 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2023 compared to the comparable period in 2022 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$477,829	0.55%	$4,440	$4,505	$8,945
Taxable securities	220,642	0.52	808	757	1,565
Nontaxable securities	6,651	0.53	35	244	279
Interest-bearing bank balances	(686,360)	4.60	(327)	188	(139)
	$18,762		$4,956	$5,694	$10,650

Interest expense:
Interest-bearing demand deposits	$(118,414)	0.70%	$52	$(1,809)	$(1,757)
Savings deposits	(115,209)	0.50	40	(1,328)	(1,288)
Time deposits	25,261	0.72	(93)	(1,080)	(1,173)
FHLB borrowings	193,462	4.85	(206)	(2,106)	(2,312)
Interest-bearing other liabilities	(11)	—	—	—	—
	$(14,911)		$(207)	$(6,323)	$(6,530)
Change in net interest income			$4,749	$(629)	$4,120

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2023	2022
Yield on average interest-earning assets	4.03%	2.94%
Rate on average interest-bearing liabilities	1.34	0.42
Net interest spread	2.69%	2.52%
Effect of noninterest-bearing funds	0.36	0.12
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	3.05%	2.64%

Index

HILLS BANCORPORATION
Discussion of operations for the three months ended March 31, 2023 and 2022

In pricing loans and deposits, the Company considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met two times during the first three months of 2023.  The federal funds target rate increased to 5.00% as of March 31, 2023 from 0.50% as of the same period in 2022.  Interest rates on loans are generally affected by the federal funds target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of March 31, 2023, the rate indexes for the one, three and five year indexes were 4.64%, 3.81% and 3.60%, respectively.  The one year index increased 184.66% from 1.63% at March 31, 2022, the three year index increased 55.51% and the five year index increased 48.76%.  The three year index was 2.45% and the five year index was 2.42% at March 31, 2022.

Credit Loss Expense

Credit loss expense was $0.37 million for the three months ended March 31, 2023 compared to $1.10 million in 2022, a decrease of expense of $0.73 million.  Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Company's loan portfolio.

A significant component of the Company's approach to estimating expected credit losses are economic forecasts such as Iowa unemployment, all-transactions house price index for Iowa and Iowa real gross domestic product. The decrease in expense when compared to the same period in 2022 is attributable to qualitative factor decreases determined necessary by management given historical charge-offs for agriculture and commercial loan classes compared to allowances recorded for these loan classes.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented.  For the three months ended March 31, 2023 and 2022, recoveries were $0.29 million and $0.46 million, respectively; and charge-offs were $0.89 million in 2023 and $0.34 million in 2022.  The allowance for credit losses totaled $41.07 million at March 31, 2023 compared to $41.44 million as of December 31, 2022. The allowance represented 1.28% and 1.33% of loans held for investment at March 31, 2023 and December 31, 2022.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$145	$811	$(666)	(82.12)%
Trust fees	3,270	3,268	2	0.06
Service charges and fees	3,033	2,880	153	5.31
Other noninterest income (expense)	(67)	518	(585)	(112.93)
	$6,381	$7,477	$(1,096)	(14.66)

In the three months ended March 31, 2023 and 2022, the net gain on sale of loans was $0.15 million and $0.81 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each period can vary significantly.  The volume of activity, margin and demand in these types of loans is directly related to the changes in interest rates and new originations and refinancing activity. The primary reason for the decrease in 2023 compared to 2022 is the increased mortgage interest rates in 2022 and 2023 leading to the significant decrease in loans originated for sale. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Other noninterest income (expense) decreased $0.59 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to the decrease in tax credit real estate investments based on the investments year-end audited financial statements.

Index

HILLS BANCORPORATION
Other noninterest income categories experienced marginal period-to-period fluctuations for the three months ended March 31, 2023.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$11,503	$10,396	$1,107	10.65%
Occupancy	1,177	1,132	45	3.98
Furniture and equipment	1,692	1,697	(5)	(0.29)
Office supplies and postage	448	484	(36)	(7.44)
Advertising and business development	874	730	144	19.73
Outside services	2,910	2,950	(40)	(1.36)
FDIC insurance assessment	270	281	(11)	(3.91)
Other noninterest expense	536	405	131	32.35
	$19,410	$18,075	$1,335	7.39

In the three months ended March 31, 2023, salaries and benefits increased $1.11 million compared to the same period in 2022. The increase is primarily the result of increased employee levels and annual compensation increases.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended March 31, 2023.

Income Taxes

Federal and state income tax expenses were $3.34 million and $2.83 million for the three months ended March 31, 2023 and 2022, respectively. Income taxes as a percentage of income before taxes were 21.15% in 2023 and 20.97% in 2022.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 18.30% of the Company’s total assets at March 31, 2023 compared to 19.50% at December 31, 2022. As of March 31, 2023, investment securities with a carrying value of $9.58 million were pledged to collateralize public and trust deposits and other borrowings.  As of December 31, 2022, investment securities with a carrying value of $9.13 million were pledged.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  Deposit inflows and outflows can vary widely based on prevailing market interest rates, competition, economic conditions, our business customers' liquidity needs and by recent developments in the financial services industry. Uninsured deposits as of March 31, 2023 and December 31, 2022 were approximately $879.89 million and $800.81 million, respectively, which comprised 25.55% and 23.85% of total deposits.

As of March 31, 2023, the Company had $220.00 million of outstanding borrowings from the Federal Home Loan Bank (“FHLB”) of Des Moines compared to $40.00 million as of December 31, 2022.  The Company had no other short-term borrowings as of March 31, 2023 compared to $82.06 million of other Fed Funds purchased as of December 31, 2022. Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing

Index

HILLS BANCORPORATION
interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $848.76 million at March 31, 2023.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $160.00 million.  The borrowings under these credit lines would be secured by the Company’s investment securities.  In addition, the Company has the option of issuing short-, medium-, and long-term debt, should the Company decide to do so. The Bank Term Funding Program was established by the Federal Reserve in March 2023 to provide an additional source of liquidity against high-quality securities. As of March 31, 2023, the Company had no borrowings from the Bank Term Funding Program. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities, positive cash flows from operations, and both additional borrowing and brokered deposits capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2023.

Contractual Obligations

There have been no material changes with regard to contractual obligations disclosed in the Company’s Form 10-K for the year ended December 31, 2022.

Index

HILLS BANCORPORATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company's primary market risk exposure is to changes in interest rates.  Interest rate risk is the risk to current or anticipated earnings or capital arising from movements in interest rates.  Interest rate risk arises from repricing risk, basis risk, yield curve risk and options risk.  Repricing risk is the difference between the timing of rate changes and the timing of cash flows.  Basis risk is the difference from changing rate relationships among different yield curves affecting Bank activities.  Yield curve risk is the difference from changing rate relationships across the spectrum of maturities.  Option risk is the difference resulting from interest-related options imbedded in Company products.  The Company’s primary source of interest rate risk exposure arises from repricing risk.  To measure this risk the Company uses a static gap measurement system that identifies the repricing gaps across the full maturity spectrum of the Company’s assets and liabilities and an earnings simulation approach.  The gap schedule is known as the interest rate sensitivity report.  The report reflects the repricing characteristics of the Company’s assets and liabilities.  The report details the calculation of the gap ratio.  This ratio indicates the amount of interest-earning assets repricing within a given period in comparison to the amount of interest-bearing liabilities repricing within the same period of time.  A gap ratio of 1.0 indicates a matched position, in which case the effect on net interest income due to interest rate movements will be minimal.  A gap ratio of less than 1.0 indicates that more liabilities than assets reprice within the time period, and a ratio greater than 1.0 indicates that more assets reprice than liabilities.

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

The Company maintains an Asset/Liability Committee, which meets at least quarterly to review the interest rate sensitivity position and to review and develop various strategies for managing interest rate risk within the context of the following factors: 1) capital adequacy, 2) asset/liability mix, 3) economic outlook, 4) market characteristics and 5) the interest rate forecast.  In addition, the Company uses a simulation model to review various assumptions relating to interest rate movement. The Company engages a third party that utilizes a modeling program to measure the Company’s exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, this analysis measures the estimated change in net interest income. The simulations allow for ongoing assessment of interest rate sensitivity and can include the impact of potential new business strategies. The modeled scenarios begin with a base case in which rates are unchanged and include parallel and nonparallel rate shocks. The results of these shocks are measured in two forms: first, the impact on the net interest margin and earnings over one and two year time frames; and second, the impact on the market value of equity. The results of the simulation are compared against approved policy limits. The model attempts to limit rate risk even if it appears the Company’s asset and liability maturities are perfectly matched and a favorable interest margin is present.  The Company’s policy is to generally maintain a balance between profitability and interest rate risk.

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

The Company's interest rate risk, as monitored by management, has increased throughout 2022 and 2023. Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including domestic and local economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. The FOMC, with particular attention being given to ongoing supply chain disruptions, rising energy and commodity prices and the global economic impact of the Russia-Ukraine conflict, has signaled that additional increases may be appropriate if inflation pressures remain elevated or intensify. Further increases to prevailing interest rates could influence the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings. Moreover, additional increases to the target range for the federal funds rate, combined with recent bank failures and ongoing geopolitical instability, raise the risk of economic recession. Any such downturn, especially in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.

Index

HILLS BANCORPORATION

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Except as otherwise indicated below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Economic and Market Risks

Recent Events Impacting the Financial Services Industry May Negatively Affect our Financial Condition and Results of Operation

Recent events impacting the financial services industry, including the failure of Silicon Valley Bank, Signature Bank, and First Republic Bank have resulted in decreased confidence in banks among consumer and commercial depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These recent events could adversely impact the market price and volatility of the Company’s common stock.

These recent events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business. Inability to access short-term funding or the loss of client deposits could increase our cost of funding, limit access to capital markets or negatively impact our overall liquidity or capitalization. Moreover, we may be impacted by concerns regarding the soundness or creditworthiness of other financial institutions, which can cause substantial and cascading disruption within the financial markets and increased expenses. In addition, the cost of resolving the recent bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 to January 31	4,195	$72.00	4,195	729,340
February 1 to February 28	6,969	72.00	6,969	722,371
March 1 to March 31	21,518	72.00	21,518	700,853
Total	32,682	$72.00	32,682	700,853

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

HILLS BANCORPORATION

Date:	May 9, 2023	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	May 9, 2023	By: /s/ Anthony V. Roetlin
Anthony V. Roetlin, Treasurer, Chief Financial Officer and Chief Accounting Officer