Form 10-Q
period 2023-06-30
HILLS BANCORPORATION
filed 2023-08-04
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		July 31, 2023

Common Stock	No par value	9,172,005

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Cash and cash equivalents	$41,162	$36,641
Investment securities available for sale at fair value (amortized cost June 30, 2023 $771,964; December 31, 2022 $830,302)	720,973	776,104
Stock of Federal Home Loan Bank	17,985	6,461
Loans held for sale	8,815	1,663
Loans, net of allowance for credit losses June 30, 2023 $44,270; December 31, 2022 $41,440	3,253,172	3,066,981
Property and equipment, net	33,570	33,518
Tax credit real estate investments	8,345	9,152
Accrued interest receivable	16,875	15,782
Deferred income taxes, net	24,129	24,061
Goodwill	2,500	2,500
Other assets	7,440	7,618
Total Assets	$4,134,966	$3,980,481

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$632,463	$647,450
Interest-bearing deposits	2,649,314	2,709,917
Total deposits	$3,281,777	$3,357,367
Other short-term borrowings, federal funds purchased	6,053	82,061
Federal Home Loan Bank borrowings	330,000	40,000
Accrued interest payable	2,850	1,394
Allowance for credit losses on off-balance sheet credit exposures	3,830	4,430
Other liabilities	18,094	15,958
Total Liabilities	$3,642,604	$3,501,210

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$44,380	$51,011

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued June 30, 2023 10,346,126 shares; December 31, 2022 10,348,123 shares	$—	$—
Paid in capital	63,586	63,220
Retained earnings	527,181	512,841
Accumulated other comprehensive loss	(38,661)	(41,060)
Treasury stock at cost (June 30, 2023 1,172,989 shares; December 31, 2022 1,122,639 shares)	(59,744)	(55,730)
Total Stockholders' Equity	$492,362	$479,271
Less maximum cash obligation related to ESOP shares	44,380	51,011
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$447,982	$428,260
Total Liabilities & Stockholders' Equity	$4,134,966	$3,980,481

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$37,700	$27,542	$72,407	$53,307
Investment securities:
Taxable	2,579	2,445	5,276	3,577
Nontaxable	1,168	996	2,355	2,000
Federal funds sold	236	801	432	1,136
Total interest income	$41,683	$31,784	$80,470	$60,020
Interest expense:
Deposits	$9,455	$3,094	$16,729	$6,150
Short-term borrowings	3,416	—	5,728	—
Total interest expense	$12,871	$3,094	$22,457	$6,150
Net interest income	$28,812	$28,690	$58,013	$53,870
Credit loss expense	2,679	2,502	3,047	3,606
Net interest income after credit loss expense	$26,133	$26,188	$54,966	$50,264
Noninterest income:
Net gain on sale of loans	$443	$326	$588	$1,137
Trust fees	3,407	3,211	6,677	6,479
Service charges and fees	3,348	3,282	6,381	6,162
Other noninterest income	146	132	79	650
	$7,344	$6,951	$13,725	$14,428

Noninterest expenses:
Salaries and employee benefits	$10,828	$10,776	$22,331	$21,172
Occupancy	1,064	1,109	2,241	2,241
Furniture and equipment	1,683	1,683	3,375	3,380
Office supplies and postage	464	468	912	952
Advertising and business development	620	558	1,494	1,288
Outside services	3,209	2,966	6,119	5,916
FDIC insurance assessment	609	267	879	548
Other noninterest expense	221	747	757	1,152
	$18,698	$18,574	$38,108	$36,649
Income before income taxes	$14,779	$14,565	$30,583	$28,043
Income taxes	3,214	3,239	6,556	6,065
Net income	$11,565	$11,326	$24,027	$21,978

Earnings per share:
Basic	$1.26	$1.22	$2.61	$2.37
Diluted	$1.26	$1.22	$2.61	$2.37

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$11,565	$11,326	$24,027	$21,978

Other comprehensive income (loss)
Securities:
Net change in unrealized gain (loss) on securities available for sale	$(5,280)	$(13,485)	$3,207	$(43,249)
Income taxes	1,277	3,365	(808)	10,791
Other comprehensive income (loss) on securities available for sale	$(4,003)	$(10,120)	$2,399	$(32,458)

Other comprehensive income (loss), net of tax	$(4,003)	$(10,120)	$2,399	$(32,458)

Comprehensive income (loss)	$7,562	$1,206	$26,426	$(10,480)

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended June 30, 2023 and 2022
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, March 31, 2022	$61,334	$475,740	$(20,861)	$(50,112)	$(51,939)	$414,162
Issuance of 24,595 shares of common stock	1,513	—	—	96	—	1,609
Issuance of 1,637 shares of common stock under the employee stock purchase plan	102	—	—	—	—	102
Unearned restricted stock compensation	89	—	—	—	—	89
Forfeiture of 1,193 shares of common stock	(75)	—	—	—	—	(75)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	2,007	2,007
Net income	—	11,326	—	—	—	11,326
Purchase of 34,774 shares of common stock	—	—	—	(2,456)	—	(2,456)
Other comprehensive loss	—	—	(10,120)	—	—	(10,120)
Balance, June 30, 2022	$62,969	$487,066	$(30,981)	$(52,472)	$(49,932)	$416,650

Balance, March 31, 2023	$63,458	$515,616	$(34,658)	$(57,956)	$(49,804)	$436,656
Issuance of 4,859 shares of common stock	194	—	—	134	—	328
Issuance of 1,604 shares of common stock under the employee stock purchase plan	95	—	—	—	—	95
Unearned restricted stock compensation	53	—	—	—	—	53
Forfeiture of 3,446 shares of common stock	(220)	—	—	—	—	(220)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	5,424	5,424
Net income	—	11,565	—	—	—	11,565
Purchase of 27,116 shares of common stock	—	—	—	(1,922)	—	(1,922)
Other comprehensive income	—	—	(4,003)	—	—	(4,003)
Balance, June 30, 2023	$63,586	$527,181	$(38,661)	$(59,744)	$(44,380)	$447,982

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

Six Months Ended June 30, 2023 and 2022
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2021	$60,938	$474,392	$1,477	$(48,344)	$(50,013)	$438,450
Issuance of 29,934 shares of common stock	1,702	—	—	144	—	1,846
Issuance of 3,434 shares of common stock under the employee stock purchase plan	212	—	—	—	—	212
Unearned restricted stock compensation	355	—	—	—	—	355
Forfeiture of 4,412 shares of common stock	(250)	—	—	—	—	(250)
Share-based compensation	12	—	—	—	—	12
Change related to ESOP shares	—	—	—	—	81	81
Net income	—	21,978	—	—	—	21,978
Cash dividends ($1.00 per share)	—	(9,304)	—	—	—	(9,304)
Purchase of 61,186 shares of common stock	—	—	—	(4,272)	—	(4,272)
Other comprehensive loss	—	—	(32,458)	—	—	(32,458)
Balance, June 30, 2022	$62,969	$487,066	$(30,981)	$(52,472)	$(49,932)	$416,650

Balance, December 31, 2022	$63,220	$512,841	$(41,060)	$(55,730)	$(51,011)	$428,260
Issuance of 9,448 shares of common stock	398	—	—	260	—	658
Issuance of 3,320 shares of common stock under the employee stock purchase plan	206	—	—	—	—	206
Unearned restricted stock compensation	95	—	—	—	—	95
Forfeiture of 5,317 shares of common stock	(345)	—	—	—	—	(345)
Share-based compensation	12	—	—	—	—	12
Change related to ESOP shares	—	—	—	—	6,631	6,631
Net income	—	24,027	—	—	—	24,027
Cash dividends ($1.05 per share)	—	(9,687)	—	—	—	(9,687)
Purchase of 59,798 shares of common stock	—	—	—	(4,274)	—	(4,274)
Other comprehensive loss	—	—	2,399	—	—	2,399
Balance, June 30, 2023	$63,586	$527,181	$(38,661)	$(59,744)	$(44,380)	$447,982

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$24,027	$21,978
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,232	1,393
Credit loss expense	3,047	3,606
Forfeiture of common stock	(345)	(250)
Share-based compensation	12	12
Compensation expensed through issuance of common stock	658	365
Provision for deferred income taxes	(876)	(1,167)
Net gain on sale of other real estate owned and other repossessed assets	(93)	(62)
Increase in accrued interest receivable	(1,093)	(1,302)
(Accretion of discount) amortization of premium on investment securities, net	(235)	828
Net change in other assets	247	(300)
Amortization of operating lease right-of-use assets	161	106
Increase in accrued interest payable and other liabilities	3,687	2,956
Loans originated for sale	(74,100)	(75,480)
Proceeds on sales of loans	67,536	80,733
Net gain on sales of loans	(588)	(1,137)
Net cash and cash equivalents provided by operating activities	$23,277	$32,279

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$59,885	$81,746
Proceeds from sales of investment securities available for sale	509	—
Purchases of investment securities available for sale	(1,820)	(341,891)
Net purchases of stock of Federal Home Loan Bank	(11,524)	(316)
Loans made to customers, net of collections	(190,256)	(145,487)
Proceeds on sale of other real estate owned and other repossessed assets	280	124
Purchases of property and equipment	(1,284)	(813)
Net changes from tax credit real estate investment	807	228
Net cash and cash equivalents used in investing activities	$(143,403)	$(406,409)

Cash Flows from Financing Activities
Net decrease in deposits	$(75,590)	$(88,163)
Net decrease in short-term borrowings	(76,008)	(249)
Net change in short-term FHLB borrowings	290,000	—
Issuance of common stock, net of costs	—	1,243
Stock options exercised	—	238
Purchase of common stock	(4,274)	(4,272)
Proceeds from the issuance of common stock through the employee stock purchase plan	206	212
Dividends paid	(9,687)	(9,304)
Net cash and cash equivalents provided by (used in) financing activities	$124,647	$(100,295)

(Continued)

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Six Months Ended June 30,
	2023	2022
Increase (decrease) in cash and cash equivalents	$4,521	$(474,425)
Cash and cash equivalents:
Beginning of period	36,641	781,918
End of period	$41,162	$307,493

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$15,273	$6,278
Interest paid on other obligations	5,728	—
Income taxes paid	5,698	5,171

Noncash activities:
(Decrease) in maximum cash obligation related to ESOP shares	$(6,631)	$(81)
Transfers to other real estate owned	418	—

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

Operating results for the six month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2022 filed with the Securities Exchange Commission on March 3, 2023.  The consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated financial statements for that period.

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

Certain Significant Estimates:

The allowance for credit losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at June 30, 2023 may change in the near-term and the effect could be material to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of June 30, 2023, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of June 30, 2023.

Tax credit real estate: Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of June 30, 2023. The Company has a 99% or greater limited partnership interest in each limited partnership. The investment in each was completed after the projects had been developed by the general partner. On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if an allowance for credit losses is necessary. The allowance for credit losses is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, the allowance for credit losses would be established with a charge to credit loss expense. There were no indications of impairment based on management's evaluation and therefore no allowance for credit losses was determined necessary as of June 30, 2023. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Available-for-sale debt securities and the allowance for credit losses on available-for-sale debt securities: Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of June 30, 2023 or 2022. Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income ("OCI"). Premiums on debt securities are amortized to the earliest call date and discounts on debt securities are accreted over the period to maturity of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Accrued interest receivable on AFS debt securities totaled $3.15 million at June 30, 2023 and is excluded from the estimate of credit losses.

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

Loans held for investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses ("ACL"). Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $13.72 million at June 30, 2023 and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common shares outstanding at the beginning of the period	9,197,236	9,277,145	9,225,484	9,299,640
Weighted average number of net shares redeemed	(14,023)	(5,420)	(24,378)	(18,484)
Weighted average shares outstanding (basic)	9,183,213	9,271,725	9,201,106	9,281,156
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	735	1,581	731	2,348
Weighted average number of shares (diluted)	9,183,948	9,273,306	9,201,837	9,283,504
Net income (In thousands)	$11,565	$11,326	$24,027	$21,978
Earnings per share:
Basic	$1.26	$1.22	$2.61	$2.37
Diluted	$1.26	$1.22	$2.61	$2.37

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3.Accumulated Other Comprehensive Income (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive (loss) income (AOCI), included in stockholders’ equity, at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(amounts in thousands)
Net unrealized loss on available-for-sale securities	$(50,991)	$(54,198)
Tax effect	12,330	13,138
Net-of-tax amount	$(38,661)	$(41,060)

Note 4.Securities

The carrying values of investment securities at June 30, 2023 and December 31, 2022 are summarized in the following table (dollars in thousands):

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$425,992	59.08%	$445,392	57.39%
Other securities (FHLB, FHLMC and FNMA)	32,205	4.47	31,934	4.11
State and political subdivisions	214,484	29.75	248,582	32.03
Mortgage-backed securities and collateralized mortgage obligations	48,292	6.70	50,196	6.47
Total securities available for sale	$720,973	100.00%	$776,104	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of June 30, 2023 and December 31, 2022, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. There were no trading or held to maturity securities as of June 30, 2023 or December 31, 2022.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The carrying amount of available-for-sale securities, fair values and allowance for credit losses were as follows as of June 30, 2023 and December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
June 30, 2023
U.S. Treasury	$448,798	$—	$(22,806)	$—	$425,992
Other securities (FHLB, FHLMC and FNMA)	35,205	—	(3,000)	—	32,205
State and political subdivisions	233,185	269	(18,970)	—	214,484
Mortgage-backed securities and collateralized mortgage obligations	54,776	—	(6,484)	—	$48,292
Total	$771,964	$269	$(51,260)	$—	$720,973
December 31, 2022:
U.S. Treasury	$470,581	$—	$(25,189)	$—	$445,392
Other securities (FHLB, FHLMC and FNMA)	35,255	—	(3,321)	—	31,934
State and political subdivisions	267,351	239	(19,008)	—	248,582
Mortgage-backed securities and collateralized mortgage obligations	57,115	—	(6,919)	—	50,196
Total	$830,302	$239	$(54,437)	$—	$776,104

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at June 30, 2023, were as follows (in thousands) below. Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due in one year or less	$161,021	$157,923
Due after one year through five years	414,674	389,583
Due after five years through ten years	115,340	102,950
Due over ten years	26,153	22,225
	$717,188	$672,681
Mortgage-backed securities and collateralized mortgage obligations	54,776	48,292
	$771,964	$720,973

As of June 30, 2023, investment securities with a carrying value of $9.19 million were pledged to collateralize other borrowings. As of March 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	June 30, 2023	June 30, 2022
Sale proceeds	$509	$—
Gross realized gains	—	—
Gross realized losses	—	—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022 (in thousands):

	Less than 12 months				12 months or more				Total
June 30, 2023 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	4	$9,401	$(192)	2.04%	138	$416,592	$(22,614)	5.43%	142	$425,993	$(22,806)	5.35%

Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	14	32,205	(3,000)	9.32	14	32,205	(3,000)	9.32

State and political subdivisions	284	77,657	(1,350)	1.74	489	123,293	(17,620)	14.29	773	200,950	(18,970)	9.44

Mortgage-backed securities and collateralized mortgage obligations	1	4,229	(322)	7.61	17	44,063	(6,162)	13.98	18	48,292	(6,484)	13.43

Total temporarily impaired securities	289	$91,287	$(1,864)	2.04%	658	$616,153	$(49,396)	8.02%	947	$707,440	$(51,260)	7.25%

	Less than 12 months				12 months or more				Total
December 31, 2022 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	89	$306,407	$(10,695)	3.49%	60	$136,486	$(14,494)	10.62%	149	$442,893	$(25,189)	5.69%

Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	14	31,934	(3,321)	10.40	14	31,934	(3,321)	10.40

State and political subdivisions	479	124,647	(3,351)	2.69	337	87,221	(15,657)	17.95	816	211,868	(19,008)	8.97

Mortgage-backed securities and collateralized mortgage obligations	14	43,035	(5,314)	12.35	4	7,160	(1,605)	22.42	18	50,195	(6,919)	13.78

Total temporarily impaired securities	582	$474,089	$(19,360)	4.08%	415	$262,801	$(35,077)	13.35%	997	$736,890	$(54,437)	7.39%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are not attributable to credit losses.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates. The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of June 30, 2023. The fair value is expected to recover as the securities approach maturity. The U.S. Treasury and other securities are issued and guaranteed by U.S. government-sponsored entities and agencies. The mortgage-

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
backed securities and collateralized mortgage obligations have implied U.S. government guarantees of the agency securities. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of June 30, 2023.

Note 5.Loans

Classes of loans are as follows:

	June 30, 2023	December 31, 2022
	(Amounts In Thousands)
Agricultural	$103,588	$112,705
Commercial and financial	289,903	269,568
Real estate:
Construction, 1 to 4 family residential	81,092	92,408
Construction, land development and commercial	265,630	196,240
Mortgage, farmland	269,103	256,570
Mortgage, 1 to 4 family first liens	1,193,995	1,130,989
Mortgage, 1 to 4 family junior liens	133,718	124,951
Mortgage, multi-family	455,718	436,952
Mortgage, commercial	417,483	402,842
Loans to individuals	39,444	36,675
Obligations of state and political subdivisions	47,431	48,213
	$3,297,105	$3,108,113
Net unamortized fees and costs	337	308
	$3,297,442	$3,108,421
Less allowance for credit losses	44,270	41,440
	$3,253,172	$3,066,981

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for credit losses for the three and six months ended June 30, 2023 were as follows:

	Three Months Ended June 30, 2023
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance	$2,156	$5,563	$4,730	$2,851	$14,735	$9,697	$1,338	$41,070
Charge-offs	—	(159)	(4)	—	(141)	—	(247)	(551)
Recoveries	11	101	2	7	98	40	73	332
Credit loss expense (benefit)	109	1,734	499	(1)	1,054	(233)	257	3,419

Ending balance	$2,276	$7,239	$5,227	$2,857	$15,746	$9,504	$1,421	$44,270

	Six Months Ended June 30, 2023
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440
Charge-offs	(440)	(249)	(4)	—	(227)	—	(518)	(1,438)
Recoveries	18	184	3	34	179	66	137	621
Credit loss expense (benefit)	156	1,045	1,039	(166)	1,586	22	(35)	3,647

Ending balance	$2,276	$7,239	$5,227	$2,857	$15,746	$9,504	$1,421	$44,270

Loans:
Ending balance	$103,588	$289,903	$346,722	$269,103	$1,327,713	$873,201	$86,875	$3,297,105

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses for the three and six months ended June 30, 2022 were as follows:

	Three Months Ended June 30, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance	$2,414	$4,895	$2,347	$3,310	$11,438	$10,234	$1,212	$35,850
Charge-offs	(1)	(243)	—	(20)	(109)	—	(76)	(449)
Recoveries	54	89	2	247	336	28	21	777
Credit loss expense (benefit)	(202)	453	423	(207)	568	971	76	2,082

Ending balance	$2,265	$5,194	$2,772	$3,330	$12,233	$11,233	$1,233	$38,260

	Six Months Ended June 30, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470
Charge-offs	(1)	(291)	—	(20)	(249)	(1)	(226)	(788)
Recoveries	68	212	5	290	543	50	64	1,232
Credit loss expense (benefit)	(63)	1,004	467	(373)	441	686	184	2,346
Ending balance	$2,265	$5,194	$2,772	$3,330	$12,233	$11,233	$1,233	$38,260

Loans:
Ending balance	$96,917	$228,675	$236,117	$240,811	$1,112,666	$806,703	$84,174	$2,806,063

The allowance for credit losses and the related loan balances as of December 31, 2022:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2022
Allowance for credit losses:
Ending balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440
Loan balances:
Ending balance	$112,705	$269,568	$288,648	$256,570	$1,255,940	$839,794	$84,888	$3,108,113

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses for off-balance sheet credit exposures for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30, 2023
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance	$272	$1,070	$2,603	$54	$457	$88	$26	$4,570
Credit loss expense (benefit)	119	(117)	(867)	5	44	52	24	(740)
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$391	$953	$1,736	$59	$501	$140	$50	$3,830

	Six Months Ended June 30, 2023
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance	$525	$1,099	$2,126	$55	$471	$122	$32	$4,430
Credit loss expense (benefit)	(134)	(146)	(390)	4	30	18	18	(600)
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$391	$953	$1,736	$59	$501	$140	$50	$3,830

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Credit loss expense for off-balance sheet credit exposures is included in credit loss expense on the consolidated statement of income for the six months ended June 30, 2023 and 2022.

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

The following tables present the credit quality indicators and origination years by type of loan in each category as of June 30, 2023 (amounts in thousands):

	Agricultural
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$410	$1,061	$—	$175	$10	$—	$4,433	$6,089
Good	2,443	2,428	605	943	401	17	7,593	14,430
Satisfactory	5,419	11,475	3,277	2,037	644	953	28,580	52,385
Monitor	2,180	3,069	1,171	559	324	413	12,024	19,740
Special Mention	175	604	158	65	—	—	2,562	3,564
Substandard	1,765	314	118	581	438	—	4,164	7,380
Total	$12,392	$18,951	$5,329	$4,360	$1,817	$1,383	$59,356	$103,588

Current-period gross write offs	$—	$416	$—	$—	$—	$—	$24	$440

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Commercial and Financial
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$780	$1,248	$551	$594	$—	$138	$3,653	$6,964
Good	6,389	11,517	6,225	1,998	371	140	12,254	38,894
Satisfactory	31,461	48,174	19,970	8,094	2,939	1,789	63,217	175,644
Monitor	9,361	15,326	6,582	4,507	709	71	21,928	58,484
Special Mention	194	804	72	245	4	393	234	1,946
Substandard	1,483	1,033	604	504	451	6	3,890	7,971
Total	$49,668	$78,102	$34,004	$15,942	$4,474	$2,537	$105,176	$289,903

Current-period gross write offs	$12	$91	$134	$—	$12	$—	$—	$249

	Real Estate: Construction, 1 to 4 Family Residential
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	—	924	—	—	—	—	17,200	18,124
Satisfactory	1,325	3,413	—	—	—	—	41,379	46,117
Monitor	648	2,043	—	—	—	—	8,454	11,145
Special Mention	—	347	—	—	—	—	—	347
Substandard	680	2,123	—	—	—	—	2,556	5,359
Total	$2,653	$8,850	$—	$—	$—	$—	$69,589	$81,092

Current-period gross write offs	$—	$2	$—	$—	$—	$—	$—	$2

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Construction, Land Development and Commercial
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$375	$—	$—	$—	$115	$1,293	$1,783
Good	2,985	1,697	830	947	—	210	9,393	16,062
Satisfactory	9,174	17,541	7,609	1,016	303	1,037	168,403	205,083
Monitor	2,923	2,355	788	117	—	112	18,526	24,821
Special Mention	1,208	—	—	—	—	—	2,085	3,293
Substandard	10,003	3,938	—	53	—	—	594	14,588
Total	$26,293	$25,906	$9,227	$2,133	$303	$1,474	$200,294	$265,630

Current-period gross write offs	$—	$2	$—	$—	$—	$—	$—	$2

	Real Estate: Mortgage, Farmland
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,735	$4,757	$2,055	$212	$63	$—	$108	$8,930
Good	4,434	21,651	12,404	7,684	1,028	1,295	6,783	55,279
Satisfactory	19,115	59,213	39,064	17,782	3,647	10,517	15,107	164,445
Monitor	3,853	13,505	3,034	4,935	515	1,606	810	28,258
Special Mention	518	825	2,023	110	—	15	2,888	6,379
Substandard	1,229	1,691	—	—	2,697	195	—	5,812
Total	$30,884	$101,642	$58,580	$30,723	$7,950	$13,628	$25,696	$269,103

Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, 1 to 4 Family First Liens
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$450	$1,456	$1,185	$345	$—	$709	$—	$4,145
Good	9,086	18,736	5,106	8,002	1,283	11,574	2,048	55,835
Satisfactory	119,572	342,473	189,554	132,564	48,304	152,599	17,465	1,002,531
Monitor	8,001	38,464	19,041	17,300	3,423	13,535	7,274	107,038
Special Mention	672	962	2,682	2,830	767	2,512	38	10,463
Substandard	—	1,924	2,088	2,761	1,079	5,939	192	13,983
Total	$137,781	$404,015	$219,656	$163,802	$54,856	$186,868	$27,017	$1,193,995

Current-period gross write offs	$—	$80	$4	$46	$3	$25	$1	$160

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$5	$—	$—	$6	$11
Good	—	476	187	448	89	494	2,905	4,599
Satisfactory	6,524	14,257	9,935	7,303	3,911	10,359	70,327	122,616
Monitor	82	556	232	512	378	408	2,077	4,245
Special Mention	138	78	224	194	19	129	264	1,046
Substandard	—	108	78	221	41	181	572	1,201
Total	$6,744	$15,475	$10,656	$8,683	$4,438	$11,571	$76,151	$133,718

Current-period gross write offs	$—	$34	$—	$11	$—	$22	$—	$67

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Multi-Family
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$5,936	$3,058	$2,921	$—	$265	$—	$12,180
Good	516	14,549	22,980	25,694	—	8,326	935	73,000
Satisfactory	59,094	118,454	51,446	25,401	2,199	14,271	10,817	281,682
Monitor	9,156	17,475	23,898	19,736	166	1,171	3,339	74,941
Special Mention	—	10,076	1,033	—	—	—	2,806	13,915
Substandard	—	—	—	—	—	—	—	—
Total	$68,766	$166,490	$102,415	$73,752	$2,365	$24,033	$17,897	$455,718

Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Real Estate: Mortgage, Commercial
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,508	$1,734	$566	$17,662	$—	$1,062	$—	$22,532
Good	6,764	18,634	18,168	14,884	1,612	4,398	14,691	79,151
Satisfactory	21,199	49,845	51,285	45,560	10,195	17,691	32,470	228,245
Monitor	7,299	25,462	17,871	11,172	303	8,361	6,879	77,347
Special Mention	942	762	1,349	1,319	—	—	—	4,372
Substandard	259	—	3,079	1,106	619	92	681	5,836
Total	$37,971	$96,437	$92,318	$91,703	$12,729	$31,604	$54,721	$417,483

Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Loans to Individuals
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	93	33	—	—	12	—	2	140
Satisfactory	8,316	9,734	4,228	1,761	486	13,815	188	38,528
Monitor	127	210	108	14	1	16	1	477
Special Mention	14	62	61	—	5	—	—	142
Substandard	86	59	6	3	—	2	1	157
Total	$8,636	$10,098	$4,403	$1,778	$504	$13,833	$192	$39,444

Current-period gross write offs	$391	$51	$64	$2	$7	$—	$3	$518

	Obligations of State and Political Subdivisions
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$4,378	$—	$4,378
Good	—	—	—	1,811	—	7,984	—	9,795
Satisfactory	680	2,331	818	2,399	1,179	13,694	5,509	26,610
Monitor	—	460	—	—	461	2,337	3,088	6,346
Special Mention	—	—	—	302	—	—	—	302
Substandard	—	—	—	—	—	—	—	—
Total	$680	$2,791	$818	$4,512	$1,640	$28,393	$8,597	$47,431

Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of June 30, 2023 and December 31, 2022 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
June 30, 2023
Agricultural	$347	$—	$—	$347	$103,241	$103,588	$—
Commercial and financial	1,434	377	250	2,061	287,842	289,903	246
Real estate:
Construction, 1 to 4 family residential	6,007	3,166	277	9,450	71,642	81,092	—
Construction, land development and commercial	615	915	—	1,530	264,100	265,630	—
Mortgage, farmland	348	21	60	429	268,674	269,103	—
Mortgage, 1 to 4 family first liens	951	2,141	2,779	5,871	1,188,124	1,193,995	304
Mortgage, 1 to 4 family junior liens	210	61	6	277	133,441	133,718	—
Mortgage, multi-family	5,862	—	—	5,862	449,856	455,718	—
Mortgage, commercial	2,359	493	—	2,852	414,631	417,483	—
Loans to individuals	202	191	35	428	39,016	39,444	—
Obligations of state and political subdivisions	—	—	—	—	47,431	47,431	—
	$18,335	$7,365	$3,407	$29,107	$3,267,998	$3,297,105	$550

December 31, 2022
Agricultural	$314	$—	$—	$314	$112,391	$112,705	$—
Commercial and financial	421	132	6	559	269,009	269,568	—
Real estate:
Construction, 1 to 4 family residential	—	—	105	105	92,303	92,408	—
Construction, land development and commercial	—	1,183	191	1,374	194,866	196,240	—
Mortgage, farmland	24	162	60	246	256,324	256,570	—
Mortgage, 1 to 4 family first liens	3,421	45	3,029	6,495	1,124,494	1,130,989	553
Mortgage, 1 to 4 family junior liens	473	19	8	500	124,451	124,951	—
Mortgage, multi-family	—	—	—	—	436,952	436,952	—
Mortgage, commercial	247	—	75	322	402,520	402,842	—
Loans to individuals	314	53	—	367	36,308	36,675	—
Obligations of state and political subdivisions	—	—	—	—	48,213	48,213	—
	$5,214	$1,594	$3,474	$10,282	$3,097,831	$3,108,113	$553
 The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Certain nonaccrual and TDR loan information by loan type at June 30, 2023 and December 31, 2022, was as follows:

	June 30, 2023			December 31, 2022
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$356	$—	$13	$—	$—	$20
Commercial and financial	327	246	963	265	—	1,124
Real estate:
Construction, 1 to 4 family residential	115	—	—	105	—	—
Construction, land development and commercial	162	—	—	191	—	—
Mortgage, farmland	81	—	1,532	623	—	1,039
Mortgage, 1 to 4 family first liens	5,449	304	1,128	4,550	553	1,156
Mortgage, 1 to 4 family junior liens	143	—	18	175	—	19
Mortgage, multi-family	—	—	613	—	—	620
Mortgage, commercial	620	—	2,059	906	—	1,927
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	$7,253	$550	$6,326	$6,815	$553	$5,905

(1)There were $0.66 million and $1.75 million of TDR loans included within nonaccrual loans as of June 30, 2023 and December 31, 2022, respectively.

Loans 90 days or more past due that are still accruing interest decreased $0.003 million from December 31, 2022 to June 30, 2023. As of June 30, 2023, there were 5 accruing loans past due 90 days or more with an average loan balance of $0.11 million. There were 4 accruing loans past due 90 days or more as of December 31, 2022 with an average loan balance of $0.14 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans. There was no interest income recognized on nonaccrual loans for the six months ended June 30, 2023 and year ended December 31, 2022.
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

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. As of June 30, 2023, the total amount of the eligible loans in deferral (deferral of principal and/or interest) that met the requirements set forth under the CARES Act and therefore were not considered TDRs was 14 loans, totaling $6.6 million. As of December 31, 2022, there were 16 loans, totaling $7.3 million that met the requirements and were not considered TDRs.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of information for TDR loans as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	1	$13	$170	1	$20	$100
Commercial and financial	10	1,161	7	11	1,379	49
Real estate:
Construction, 1 to 4 family residential	—	—	—	1	105	—
Construction, land development and commercial	—	—	—	1	191	—
Mortgage, farmland	4	1,532	—	4	1,578	—
Mortgage, 1 to 4 family first liens	8	1,128	—	8	1,156	—
Mortgage, 1 to 4 family junior liens	1	18	—	1	19	—
Mortgage, multi-family	1	613	—	1	620	—
Mortgage, commercial	10	2,518	—	9	2,584	—
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	35	$6,983	$177	37	$7,652	$149

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

The Company has allocated $0.46 million of allowance for TDR loans and the Company had commitments to lend $0.18 million in additional borrowings to restructured loan customers as of June 30, 2023.  The Company had commitments to lend $0.15 million in additional borrowings to restructured loan customers as of December 31, 2022.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans. The modifications of the terms of loans performed during the six months ended June 30, 2022 included extensions of the maturity date.

There were no TDR loans that were in payment default (defined as past due 90 days or more) during the period ended June 30, 2023 and the year ended December 31, 2022.

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (numbers in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

	Term Extension
	Amortized Cost Basis at June 30, 2023	% of Total Class of Financing Receivable
Loan Type
Mortgage, Farmland	$1,229	0.46%
Agricultural	474	0.46%
Commercial and financial	261	0.09%
Total	$1,964

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Mortgage, Farmland	Added a weighted-average 5.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Agricultural	Added a weighted-average 1.19 year to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and financial	Added a weighted-average 2.98 year to the life of loans, which reduced monthly payment amounts for the borrowers.

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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (numbers in thousands):

Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Mortgage, Farmland	$1,229	$—	$—
Agricultural	474	—	—
Commercial and financial	261	—	—
	$1,964	$—	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
June 30, 2023
Agricultural	$487	$—	$—	$—	$487	$—
Commercial and financial	2,440	—	180	—	2,620	1,260
Real estate:
Construction, 1 to 4 family residential	115	—	—	—	115	7
Construction, land development and commercial	162	—	—	—	162	10
Mortgage, farmland	2,673	—	169	—	2,842	—
Mortgage, 1 to 4 family first liens	6,881	—	—	—	6,881	42
Mortgage, 1 to 4 family junior liens	161	—	—	—	161	—
Mortgage, multi-family	613	—	—	—	613	—
Mortgage, commercial	2,679	—	—	—	2,679	—
Loans to individuals	—	—	1	—	1	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	$16,211	$—	$350	$—	$16,561	$1,319

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The changes in the ACL in 2023 compared to December 31, 2022 is the result of the following factors: slight increase in forecasted Iowa unemployment used in the ACL calculation which resulted in an increase of $0.37 million; increase in loan volume which resulted in an increase of $1.30 million; changes in prepayment and curtailment rates resulting in a decrease of $0.004 million; increase in the individually analyzed loans reserve of $1.14 million; decreases in qualitative factors determined necessary by management which resulted in a decrease of $1.24 million and an increase in other changes of $1.26 million, primarily increased historical loss rates. The decrease in the allowance for credit losses on off-balance sheet credit exposures is primarily a result of the decreased outstanding unfunded commitments as of June 30, 2023.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans increased $2.98 million from December 31, 2022 to June 30, 2023.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more, TDR loans and loans made to borrowers with financial difficulties. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 0.50% of loans held for investment as of June 30, 2023 and 0.44% as of December 31, 2022.  The increase in collateral-dependent loans is due to an increase in loans facing financial difficulties of $1.96 million, an increase in loans with a specific reserve of $0.66 million, a decrease in nonaccrual loans of $0.03 million, a decrease in 90 days or more accruing loans of $0.003 million and an increase in TDR loans of $0.42 million from December 31, 2022 to June 30, 2023. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

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

Note 6.Leases

The Bank leases certain of its branch offices, parking facilities and certain equipment under operating leases. The leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. As the options are reasonably certain to be exercised, they are recognized as part of the right-of-use assets and lease liabilities.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For the six months ended June 30, 2023 and 2022, total operating lease expense was $0.26 million and $0.30 million respectively, and is included in occupancy expenses in the consolidated statements of income. Included in this for the six months ended June 30, 2023 and 2022 were $0.22 million and $0.26 million, respectively, of operating lease costs, $0.02 million and $0.02 million, respectively, of short term lease costs, and $0.02 million and $0.02 million, respectively, of variable lease costs.
For the six months ended June 30, 2023 and 2022, cash paid for amounts included in the measurement of operating lease liabilities was $0.22 million and $0.26 million, respectively.
As of June 30, 2023 and December 31, 2022, operating lease right-of-use assets included in other assets was $1.95 million and $2.11 million respectively. Operating lease liabilities included in other liabilities were $2.04 million and $2.19 million as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the weighted average remaining lease term for operating leases was 9.56 years and 9.72 years, respectively, and the weighted average discount rate for operating leases was 3.56% and 3.54%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of June 30, 2023, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2023 (excluding the six months ended June 30, 2023)	$141
2024	260
2025	263
2026	266
2027	264
Thereafter	1,239
Total lease payments	2,433
Less imputed interest	(395)
Total operating lease liabilities	$2,038

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of June 30, 2023 are as follows:

	June 30, 2023
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$41,162	$41,162	$41,162	$—	$—
Investment securities	738,958	738,958	425,992	312,966	—
Loans held for sale	8,815	8,815	—	8,815	—
Loans, net of allowance for credit losses
Agricultural	101,312	100,062	—	—	100,062
Commercial and financial	282,664	277,578	—	—	277,578
Real estate:
Construction, 1 to 4 family residential	80,065	80,403	—	—	80,403
Construction, land development and commercial	261,430	253,335	—	—	253,335
Mortgage, farmland	266,246	248,153	—	—	248,153
Mortgage, 1 to 4 family first liens	1,181,877	1,107,271	—	—	1,107,271
Mortgage, 1 to 4 family junior liens	130,427	125,114	—	—	125,114
Mortgage, multi-family	450,736	426,816	—	—	426,816
Mortgage, commercial	412,961	388,732	—	—	388,732
Loans to individuals	38,307	36,820	—	—	36,820
Obligations of state and political subdivisions	47,147	45,854	—	—	45,854
Accrued interest receivable	16,875	16,875	—	16,875	—
Total financial instrument assets	$4,058,982	$3,895,948	$467,154	$338,656	$3,090,138
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$632,463	$632,463	$—	$632,463	$—
Interest-bearing deposits	2,649,314	2,649,985	—	2,649,985	—
Other borrowings	6,053	6,053	—	6,053	—
Federal Home Loan Bank borrowings	330,000	330,009	—	330,009	—
Accrued interest payable	2,850	2,850	—	2,850	—
Total financial instrument liabilities	$3,620,680	$3,621,360	$—	$3,621,360	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$652,675	$—	$—	$—	$—
Letters of credit	6,899	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$659,574	$—	$—	$—	$—
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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable. Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the six months ended June 30, 2023. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$425,992	$—	$—	$425,992
State and political subdivisions	—	214,484	—	214,484
Mortgage-backed securities and collateralized mortgage obligations	—	48,292	—	48,292
Other securities (FHLB, FHLMC and FNMA)	—	32,205	—	32,205
Total	$425,992	$294,981	$—	$720,973

	December 31, 2022
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$445,392	$—	$—	$445,392
State and political subdivisions	—	248,582	—	248,582
Mortgage-backed securities and collateralized mortgage obligations	—	50,196	—	50,196
Other securities (FHLB, FHLMC and FNMA)	—	31,934	—	31,934
Total	$445,392	$330,712	$—	$776,104

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2023 and the year ended December 31, 2022.

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

	June 30, 2023				Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$474	$474	$419	$419
Commercial and financial	—	—	1,068	1,068	11	26
Real Estate:						—
Construction, 1 to 4 family residential	—	—	108	108	—	—
Construction, land development and commercial	—	—	152	152	—	—
Mortgage, farmland	—	—	2,842	2,842	—	—
Mortgage, 1 to 4 family first liens	—	—	6,511	6,511	90	111
Mortgage, 1 to 4 family junior liens	—	—	161	161	—	—
Mortgage, multi-family	—	—	613	613	—	—
Mortgage, commercial	—	—	2,627	2,627	—	—
Loans to individuals	—	—	1	1	—	—
Foreclosed assets (5)	—	—	—	—	—	—
Total	$—	$—	$14,557	$14,557	$520	$556

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

Index

Note 8.Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  On August 9, 2022, the Company’s Board of Directors authorized the expansion of the 2005 Stock Repurchase Program to allow an additional 750,000 shares for repurchase and the continuation through December 31, 2027. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,576,263 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2023.  Of these 1,576,263 shares, 27,116 shares were purchased during the quarter ended June 30, 2023, at an average price per share of $70.84.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk:  The Company’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Company's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $77.64 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Company’s commitments at June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$86,617	$84,869
Credit cards	69,245	66,535
Commercial, real estate and home construction	201,055	241,983
Commercial lines and real estate purchase loans	295,758	308,342
Outstanding letters of credit	6,899	6,618

Note 10.Income Taxes

Federal income tax expense for the six months ended June 30, 2023 and 2022 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2022, 2021, and 2020 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2022, 2021, and 2020 remain open for examination.  There were no material unrecognized tax benefits at June 30, 2023  and December 31, 2022 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of June 30, 2023, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending June 30, 2024. Income taxes as a percentage of income before taxes were 21.44% for the six months ended June 30, 2023 and 21.63% for the same period in 2022.

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

Economic Environment

Economic conditions have created significant uncertainty about the future economic environment which will continue to evolve and potentially impact our business in future periods. Concerns over interest rate levels, energy prices, domestic and global policy issues, trade policy in the U.S. and geopolitical events, as well as the implications of those events on the markets in general, further add to the global uncertainty. Currently, however, the U.S. economy remains surprisingly strong, given the collective impact of the recent global pandemic, significant inflationary pressures, severe supply chain issues, and a war in Eastern Europe affecting a key global energy supplier. In addition, current labor market conditions suggest there is some potential support for the idea that the economy can achieve the desired “soft landing.” Inflation, however, continues to remain a concern, but much less of one than it was a year ago. While the risk that interest rate increases to fight inflation could lead to a recession remains a pressing concern assuming that U.S. policymakers can avoid any materially damaging policy moves, signs are hopeful that the U.S. economy can begin to stabilize in the near-term. Nonetheless, interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will likely continue to impact our results throughout the remainder of 2023 and possibly into 2024.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At June 30, 2023, the Bank has eighteen full-service locations.

Net income for the six month period ended June 30, 2023 was $24.03 million compared to $21.98 million for the same six months of 2022, an increase of $2.05 million or 9.32%.  The principal factors in the increase in net income for the first six months of 2023 were an increase in net interest income of $4.14 million, a decrease in credit loss expense of $0.56 million, offset by a decrease in noninterest income of $0.70 million and an increase in noninterest expense of $1.46 million.

The Company achieved a return on average assets of 1.24% and a return on average equity of 11.64% for the twelve months ended June 30, 2023, compared to the twelve months ended June 30, 2022, which were 1.03% and 9.66%, respectively. The return on average assets and return on average equity for the six months ended June 30, 2023 were 1.20% and 11.19%, respectively, compared to the six months ended June 30, 2022, which were 1.10% and 10.49%, respectively.  Dividends of $1.05 per share were paid in January 2023 to 2,718 shareholders.  The dividend paid in January 2022 was $1.00 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 2.98% for the six months ended June 30, 2023 compared to 2.80% for the same six months of 2022.  Average earning assets were $3.994 billion year to date in 2023 and $3.945 billion in 2022.

Highlights noted on the balance sheet as of June 30, 2023 for the Company included the following:

•Total assets were $4.135 billion, an increase of $154.49 million since December 31, 2022.
•Cash and cash equivalents were $41.16 million, an increase of $4.52 million since December 31, 2022.
•Net loans were $3.262 billion, an increase of $193.34 million since December 31, 2022. The increase is primarily attributable to approximately $69.39 million growth in land development and commercial construction loans, $12.53 million growth in farmland mortgages, $71.77 million growth in 1-4 family mortgages, $20.34 million in commercial and financial loans and $18.77 million growth in multi-family mortgages since December 31, 2022. Loans held for sale increased $7.15 million since December 31, 2022.
•Deposits decreased $75.59 million since December 31, 2022.

Refer to Note 7 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION
Financial Condition

There has been continued loan demand in 2023, primarily in land development and commercial construction, farmland mortgages, 1 to 4 family mortgages, commercial and financial, multi-family, and commercial real estate. The lingering inflationary pressures have created significant uncertainty regarding projecting loan demand throughout the remainder of 2023.

The following table sets forth the composition of the loan portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$103,588	3.14%	$112,705	3.63%
Commercial and financial	289,903	8.79	269,568	8.67
Real estate:
Construction, 1 to 4 family residential	81,092	2.46	92,408	2.97
Construction, land development and commercial	265,630	8.06	196,240	6.31
Mortgage, farmland	269,103	8.16	256,570	8.25
Mortgage, 1 to 4 family first liens	1,193,995	36.21	1,130,989	36.40
Mortgage, 1 to 4 family junior liens	133,718	4.06	124,951	4.02
Mortgage, multi-family	455,718	13.82	436,952	14.06
Mortgage, commercial	417,483	12.66	402,842	12.96
Loans to individuals	39,444	1.20	36,675	1.18
Obligations of state and political subdivisions	47,431	1.44	48,213	1.55
	$3,297,105	100.00%	$3,108,113	100.00%
Net unamortized fees and costs	337		308
	$3,297,442		$3,108,421
Less allowance for credit losses	44,270		41,440
	$3,253,172		$3,066,981

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

Index

HILLS BANCORPORATION
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

The following table presents the allowance for credit losses as of June 30, 2023 and December 31, 2022 by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans:

	June 30, 2023			December 31, 2022
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,276	5.14%	3.14%	$2,542	6.13%	3.63%
Commercial and financial	7,239	16.35	8.79	6,259	15.10	8.67
Real estate:
Construction, 1 to 4 family residential	1,027	2.32	2.46	1,111	2.68	2.97
Construction, land development and commercial	4,200	9.49	8.06	3,078	7.43	6.31
Mortgage, farmland	2,857	6.45	8.16	2,989	7.21	8.25
Mortgage, 1 to 4 family first liens	12,455	28.13	36.21	11,147	26.91	36.40
Mortgage, 1 to 4 family junior liens	3,291	7.43	4.06	3,061	7.39	4.02
Mortgage, multi-family	4,982	11.25	13.82	4,435	10.70	14.06
Mortgage, commercial	4,522	10.21	12.66	4,981	12.02	12.96
Loans to individuals	1,137	2.58	1.20	1,397	3.37	1.18
Obligations of state and political subdivisions	284	0.65	1.44	440	1.06	1.55
	$44,270	100.00%	100.00%	$41,440	100.00%	100.00%

The allowance for credit losses (ACL) totaled $44.27 million at June 30, 2023 compared to the allowance of $41.44 million at December 31, 2022. The percentage of the allowance to outstanding loans was 1.34% and 1.33% at June 30, 2023 and December 31, 2022, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding. The changes in the ACL in 2023 compared to December 31, 2022 is the result of the following factors: slight increase in the forecasted Iowa unemployment used in the ACL calculation which resulted in an increase of $0.37 million; increase in loan volume which resulted in an increase of $1.30 million; changes in prepayment and curtailment rates resulting in a decrease of $0.004 million; increase in the individually analyzed loans reserve of $1.14 million; changes in qualitative factors determined necessary by

Index

HILLS BANCORPORATION
management which resulted in a decrease of $1.24 million and an increase in other changes of $1.26 million, primarily increased historical loss rates.

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

Management has determined that the allowance for credit losses was adequate at June 30, 2023, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry data. This review encompasses levels of total collateral-dependent loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Investment securities available for sale held by the Company decreased by $55.13 million from December 31, 2022 to June 30, 2023.  The fair value of securities available for sale was $50.99 million less than the amortized cost of such securities as of June 30, 2023.  At December 31, 2022, the fair value of the securities available for sale was $54.20 million less than the amortized cost of such securities.

Deposits decreased $75.59 million in the first six months of 2023. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $23.97 million as of June 30, 2023 with an average rate of 4.70%.  Brokered deposits were $31.74 million as of December 31, 2022 with an average interest rate of 2.60%. As of June 30, 2023 and December 31, 2022, brokered deposits were 0.73% and 0.95% of total deposits, respectively.

There were $330 million and $40 million of Federal Home Loan Bank (FHLB) borrowings as of June 30, 2023 and December 31, 2022, respectively. There were $6.05 million of Federal Funds purchased as of June 30, 2023 and $82.06 million as of December 31, 2022. It is expected that the FHLB and Federal Funds funding sources will be considered in the future if loan growth continues to exceed core deposit increases and the interest rates on funds borrowed from the FHLB and Federal Funds are favorable compared to other funding alternatives. Also, the Bank Term Funding Program was established by the Federal Reserve in March 2023 to provide an additional source of liquidity against high-quality securities. As of June 30, 2023, the Company had no borrowings from the Bank Term Funding Program though has provided investment securities as collateral for potential future funding needs.

Dividends and Equity

In January 2023, Hills Bancorporation paid a dividend of $9.69 million or $1.05 per share.  The dividend paid in January 2022 was $1.00 per share. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2023 totaled $447.98 million.

The Company elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Company is required to maintain a CBLR of greater than 9%, as measured by dividing the Bank's Tier 1 capital by its average total consolidated assets. As of June 30, 2023 and December 31, 2022, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of June 30, 2023 and December 31, 2022 are presented below (amounts in thousands):

Index

HILLS BANCORPORATION

	Actual
	Amount of Tier 1 Capital	Ratio
As of June 30, 2023:
Company:
Community Bank Leverage ratio	$528,523	12.90%

Bank:
Community Bank Leverage ratio	528,954	12.92

	Actual
	Amount of Tier 1 Capital	Ratio
As of December 31, 2022:
Company:
Community Bank Leverage ratio	$517,831	13.27%

Bank:
Community Bank Leverage ratio	520,149	13.33

Index

HILLS BANCORPORATION
Discussion of operations for the six months ended June 30, 2023 and 2022

Net Income Overview
Total net income was $24.03 million in 2023 and $21.98 million in the comparable period in 2022, an increase of $2.05 million or 9.32%.  The change in net income in 2023 from the first six months of 2022 was primarily the result of the following:

•Net interest income increased by $4.14 million, before credit loss expense.
•For the six months ended June 30, 2023, credit loss expense was $3.05 million. This represents a decrease in expense of $0.56 million from the credit loss expense of $3.61 million for the six months ended June 30, 2022.
•Noninterest income decreased by $0.70 million.
•Noninterest expenses increased by $1.46 million.
•Income tax expense increased by $0.49 million.
For the six month period ended June 30, 2023 and June 30, 2022 basic earnings per share was $2.61 and $2.37, respectively. Diluted earnings per share was $2.61 for the six months ended June 30, 2023 compared to $2.37 for the same period in 2022.

The Company’s net income for the period was driven primarily by four factors.  The first factor is credit loss expense. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $3.262 billion at June 30, 2023. Credit loss expense was $3.05 million in 2023 compared to $3.61 million in 2022. The decrease in expense when compared to the same period in 2022 is primarily attributable to qualitative factor decreases determined necessary by management given historical charge-offs for agriculture and commercial loan classes compared to allowances recorded for these loan classes. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions and asset quality.

The second factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Company's earnings assets.  Net interest income of $58.01 million for the first six months of 2023 was derived from the Company’s $3.994 billion of average earning assets during that period and its tax-equivalent net interest margin of 2.98%.  Average earning assets in the six months ended June 30, 2022 were $3.945 billion and the tax-equivalent net interest margin was 2.80%. Net interest income for the Company increased primarily as a result of interest income on increased loan volume and rates partially offset by increased interest expense from increased interest rates, including on borrowings, certificates of deposit, and interest-bearing deposits. The Company expects net interest compression to impact earnings for the foreseeable future due to competition for loans and deposits. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets, increasing yield on loans and the ongoing interest rate stance of the Federal Reserve Board.

The third factor affecting the Company’s net income is noninterest income, primarily the decrease in net gain on the sale of loans. The net gain on the sale of loans was $0.59 million and $1.14 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of 48.28% for the six months ended June 30, 2023 compared to the same period in 2022. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates as well as the current origination and refinancing activity. The volume was significantly impacted by the Federal Reserve Board's increases to the federal funds rate in 2023 and 2022, resulting in a significant decline in the amount of mortgage loan origination and refinance activity.

The fourth factor affecting the Company’s net income is noninterest expenses, primarily the increase in salaries and related employee benefits due to increased employee levels and annual compensation increases.

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2023 and 2022

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. Net interest income on a tax equivalent basis increased $4.31 million for the six months ended June 30, 2023 compared to the comparable period in 2022.  The increase was primarily attributable to higher interest income on increased loan volume and rates partially offset by increased interest expense from increased interest rates, including on borrowings, certificates of deposit, and interest-bearing deposits. The net interest margin for the first six months of 2023 was 2.98% compared to 2.80% in 2022 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2023 compared to the comparable period in 2022 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$482,959	0.60%	$9,101	$10,005	$19,106
Taxable securities	106,249	0.27	950	749	1,699
Nontaxable securities	3,757	0.46	40	473	513
Interest-bearing bank balances	(544,773)	4.54	(1,101)	397	(704)
	$48,192		$8,990	$11,624	$20,614

Interest expense:
Interest-bearing demand deposits	$(139,951)	0.74%	$136	$(3,744)	$(3,608)
Savings deposits	(146,490)	0.53	117	(2,738)	(2,621)
Time deposits	89,057	1.13	(642)	(3,708)	(4,350)
Fed funds borrowed/FHLB overnight	225,695	4.36	(897)	(4,831)	(5,728)
	$28,311		$(1,286)	$(15,021)	$(16,307)
Change in net interest income			$7,704	$(3,397)	$4,307

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2023	2022
Yield on average interest-earning assets	4.12%	3.11%
Rate on average interest-bearing liabilities	1.54	0.43
Net interest spread	2.58%	2.68%
Effect of noninterest-bearing funds	0.40	0.12
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	2.98%	2.80%

Index

HILLS BANCORPORATION
Discussion of operations for the six months ended June 30, 2023 and 2022

In pricing loans and deposits, the Company considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met four times during the first six months of 2023.  The federal funds target rate increased to 5.25% as of June 30, 2023 from 1.75% as of the same period in 2022.  Interest rates on loans are generally affected by the federal funds target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of June 30, 2023, the rate indexes for the one, three and five year indexes were 5.40%, 4.49% and 4.13%, respectively.  The one year index increased 92.86% from 2.80% at June 30, 2022, the three year index increased 50.17% and the five year index increased 37.21%.  The three year index was 2.99% and the five year index was 3.01% at June 30, 2022.

Credit Loss Expense

Credit loss expense was $3.05 million for the six months ended June 30, 2023 compared to $3.61 million in 2022, a decrease of expense of $0.56 million.  Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Company's loan portfolio.

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

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented.  For the six months ended June 30, 2023 and 2022, recoveries were $0.62 million and $1.23 million, respectively; and charge-offs were $1.44 million in 2023 and $0.79 million in 2022.  The allowance for credit losses totaled $44.27 million at June 30, 2023 compared to $41.44 million as of December 31, 2022. The allowance represented 1.34% and 1.33% of loans held for investment at June 30, 2023 and December 31, 2022.

Noninterest Income

The following table sets forth the various categories of noninterest income for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$588	$1,137	$(549)	(48.28)%
Trust fees	6,677	6,479	198	3.06
Service charges and fees	6,381	6,162	219	3.55
Other noninterest income	79	650	(571)	(87.85)
	$13,725	$14,428	$(703)	(4.87)

In the six months ended June 30, 2023 and 2022, the net gain on sale of loans was $0.59 million and $1.14 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each period can vary significantly.  The volume of activity, margin and demand in these types of loans is directly related to the changes in interest rates and new originations and refinancing activity. The primary reason for the decrease in 2023 compared to 2022 is the increased mortgage interest rates in 2023 and 2022 leading to the significant decrease in loans originated for sale. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Other noninterest income decreased $0.57 million for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to the decrease in tax credit real estate investments based on the investments year-end audited financial statements.

Index

HILLS BANCORPORATION
Other noninterest income categories experienced marginal period-to-period fluctuations for the six months ended June 30, 2023.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$22,331	$21,172	$1,159	5.47%
Occupancy	2,241	2,241	—	—
Furniture and equipment	3,375	3,380	(5)	(0.15)
Office supplies and postage	912	952	(40)	(4.20)
Advertising and business development	1,494	1,288	206	15.99
Outside services	6,119	5,916	203	3.43
FDIC insurance assessment	879	548	331	60.40
Other noninterest expense	757	1,152	(395)	(34.29)
	$38,108	$36,649	$1,459	3.98

In the six months ended June 30, 2023, salaries and benefits increased $1.16 million compared to the same period in 2022. The increase is primarily the result of increased employee levels and annual compensation increases.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the six months ended June 30, 2023.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2023 and 2022

Net Income Overview

Net income increased $0.24 million for the three months ended June 30, 2023 compared to the same period in 2022.  Total net income was $11.57 million in 2023 and $11.33 million in the comparable period in 2022, an increase of 2.11%.  For the three month periods ended June 30, 2023 and 2022 basic earnings per share was $1.26 and $1.22, respectively. Diluted earnings per share was $1.26 for the three months ended June 30, 2023 compared to $1.22 for the same period in 2022.

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. Net interest income on a tax equivalent basis increased $0.19 million for the three months ended June 30, 2023 compared to the comparable period in 2022. The slight increase was a result of higher loan volume and interest rates. This is offset by higher interest expense attributable to higher rates on interest-bearing demand and savings deposits, time deposits and borrowings. The net interest margin for the three months ended June 30, 2023 was 2.92% compared to 2.96% in 2022 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2023 compared to the comparable period in 2022 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$488,090	0.65%	$4,660	$5,501	$10,161
Taxable securities	(8,144)	0.11	(10)	144	134
Nontaxable securities	864	0.40	5	231	236
Interest-bearing bank balances	(403,185)	4.33	(766)	201	(565)
	$77,625		$3,889	$6,077	$9,966

Interest expense:
Interest-bearing demand deposits	$(160,026)	0.80%	$85	$(1,937)	$(1,852)
Savings deposits	(177,770)	0.55	77	(1,409)	(1,332)
Time deposits	152,854	1.48	(539)	(2,638)	(3,177)
Fed funds borrowed/FHLB overnight	257,939	4.50	(517)	(2,899)	(3,416)
	$72,997		$(894)	$(8,883)	$(9,777)
Change in net interest income			$2,995	$(2,806)	$189

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION
Discussion of operations for the three months ended June 30, 2023 and 2022

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2023	2022
Yield on average interest-earning assets	4.21%	3.24%
Rate on average interest-bearing liabilities	1.74	0.43
Net interest spread	2.47%	2.81%
Effect of noninterest-bearing funds	0.45	0.15
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	2.92%	2.96%

Credit Loss Expense

Credit loss expense was $2.68 million for the three months ended June 30, 2023 compared to expense of $2.50 million in 2022, an increase of expense of $0.18 million. The increase in credit loss expense when compared to the same period in 2022 is primarily attributable to increases in specific reserves on individually analyzed loans for the quarter ended June 30, 2023. Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio. A significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment, all-transactions house price index for Iowa and Iowa real gross domestic product.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented.  For the three months ended June 30, 2023 and 2022, recoveries were $0.33 million and $0.78 million, respectively; and charge-offs were $0.55 million in 2023 and $0.45 million in 2022.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$443	$326	$117	35.89%
Trust fees	3,407	3,211	196	6.10
Service charges and fees	3,348	3,282	66	2.01
Other noninterest income	146	132	14	10.61
	$7,344	$6,951	$393	5.65

Noninterest income categories experienced marginal period-to-period fluctuations for the three months ended June 30, 2023.

Index

HILLS BANCORPORATION
Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$10,828	$10,776	$52	0.48%
Occupancy	1,064	1,109	(45)	(4.06)
Furniture and equipment	1,683	1,683	—	—
Office supplies and postage	464	468	(4)	(0.85)
Advertising and business development	620	558	62	11.11
Outside services	3,209	2,966	243	8.19
FDIC insurance assessment	609	267	342	128.09
Other noninterest expense	221	747	(526)	(70.41)
	$18,698	$18,574	$124	0.67

All noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended June 30, 2023.

Index

HILLS BANCORPORATION

Income Taxes

Federal and state income tax expenses were $6.56 million and $6.07 million for the six months ended June 30, 2023 and 2022, respectively. Income taxes as a percentage of income before taxes were 21.44% in 2023 and 21.63% in 2022.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 17.44% of the Company’s total assets at June 30, 2023 compared to 19.50% at December 31, 2022. As of June 30, 2023, investment securities with a carrying value of $9.19 million were pledged to collateralize public and trust deposits and other borrowings.  As of December 31, 2022, investment securities with a carrying value of $9.13 million were pledged.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  Deposit inflows and outflows can vary widely based on prevailing market interest rates, competition, economic conditions, our business customers' liquidity needs and by recent developments in the financial services industry. Uninsured deposits as of June 30, 2023 and December 31, 2022 were approximately $699.15 million and $800.81 million, respectively, which comprised 21.30% and 23.85% of total deposits.

As of June 30, 2023, the Company had $330.00 million of outstanding borrowings from the Federal Home Loan Bank (“FHLB”) of Des Moines compared to $40.00 million as of December 31, 2022.  The Company also had $6.05 million of Fed Funds purchased as of June 30, 2023 compared to $82.06 million of Fed Funds purchased as of December 31, 2022. These borrowings are used as a means of providing both long and short-term funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $868.64 million at June 30, 2023.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $160.00 million.  The borrowings under these credit lines would be secured by the Company’s investment securities.  In addition, the Company has the option of issuing short-, medium-, and long-term debt, should the Company decide to do so. The Bank Term Funding Program was established by the Federal Reserve in March 2023 to provide an additional source of liquidity against high-quality securities. As of June 30, 2023, the Company had no borrowings from the Bank Term Funding Program though has provided investment securities as collateral for potential future funding needs. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities, positive cash flows from operations, and both additional borrowing and brokered deposits capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2023.

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

The Company's interest rate risk, as monitored by management, has continued to increase somewhat since year-end. Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including domestic and local economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. The FOMC, with particular attention being given to ongoing supply chain disruptions, rising energy and commodity prices and the global economic impact of the Russia-Ukraine conflict, has signaled that additional increases may be appropriate if inflation pressures remain elevated or intensify. Further increases to prevailing interest rates could influence the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings. For instance, if our liabilities are positioned to reprice faster than our assets in a rising-rate environment, our net interest income could be detrimentally impacted as a result. Moreover, additional increases to the target range for the federal funds rate, combined with recent bank failures and ongoing geopolitical instability, raise the risk of economic recession. Any such downturn, especially in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.

Index

HILLS BANCORPORATION

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended June 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 to April 30	10,816	$72.00	10,816	690,037
May 1 to May 31	11,055	72.00	11,055	678,982
June 1 to June 30	5,245	66.00	5,245	673,737
Total	27,116	$70.84	27,116	673,737

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

Index

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Director or Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None.

Index

Item 6.	Exhibits

3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q Filed with the Commission on May 6, 2015.
3.2	Amended and Restated Bylaws of Hills Bancorporation, incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q Filed with the Commission on May 6, 2019.
4.1	Description of Registered Securities, incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed with the Commission on March 6, 2020.
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1), (2)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

HILLS BANCORPORATION

Date:	August 4, 2023	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	August 4, 2023	By: /s/ Anthony V. Roetlin
Anthony V. Roetlin, Treasurer, Chief Financial Officer and Chief Accounting Officer