Form 10-Q
period 2023-09-30
HILLS BANCORPORATION
filed 2023-11-03
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		October 31, 2023

Common Stock	No par value	9,144,899

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Cash and cash equivalents	$109,609	$36,641
Investment securities available for sale at fair value (amortized cost September 30, 2023 $757,168; December 31, 2022 $830,302)	695,734	776,104
Stock of Federal Home Loan Bank	19,345	6,461
Loans held for sale	4,236	1,663
Loans, net of allowance for credit losses September 30, 2023 $48,400; December 31, 2022 $41,440	3,316,111	3,066,981
Property and equipment, net	34,009	33,518
Tax credit real estate investments	8,057	9,152
Accrued interest receivable	19,667	15,782
Deferred income taxes, net	27,801	24,061
Goodwill	2,500	2,500
Other assets	8,665	7,618
Total Assets	$4,245,734	$3,980,481

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$605,697	$647,450
Interest-bearing deposits	2,757,601	2,709,917
Total deposits	$3,363,298	$3,357,367
Other short-term borrowings, federal funds purchased	—	82,061
Federal Home Loan Bank borrowings	364,000	40,000
Accrued interest payable	4,641	1,394
Allowance for credit losses on off-balance sheet credit exposures	4,430	4,430
Other liabilities	19,214	15,958
Total Liabilities	$3,755,583	$3,501,210

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$44,817	$51,011

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued September 30, 2023 10,344,832 shares; December 31, 2022 10,348,123 shares	$—	$—
Paid in capital	63,850	63,220
Retained earnings	534,424	512,841
Accumulated other comprehensive loss	(46,579)	(41,060)
Treasury stock at cost (September 30, 2023 1,199,462 shares; December 31, 2022 1,122,639 shares)	(61,544)	(55,730)
Total Stockholders' Equity	$490,151	$479,271
Less maximum cash obligation related to ESOP shares	44,817	51,011
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$445,334	$428,260
Total Liabilities & Stockholders' Equity	$4,245,734	$3,980,481

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$40,333	$29,474	$112,740	$82,781
Investment securities:
Taxable	2,598	2,543	7,874	6,120
Nontaxable	1,140	1,036	3,495	3,036
Federal funds sold	130	1,366	562	2,502
Total interest income	$44,201	$34,419	$124,671	$94,439
Interest expense:
Deposits	$10,886	$4,104	$27,615	$10,254
Short-term borrowings	5,013	—	10,741	—
Total interest expense	$15,899	$4,104	$38,356	$10,254
Net interest income	$28,302	$30,315	$86,315	$84,185
Credit loss expense (benefit)	6,927	(336)	9,974	3,270
Net interest income after credit loss expense	$21,375	$30,651	$76,341	$80,915
Noninterest income:
Net gain on sale of loans	$547	$240	$1,135	$1,377
Trust fees	3,310	2,859	9,987	9,338
Service charges and fees	3,354	3,282	9,735	9,444
Other noninterest income	159	164	238	814
	$7,370	$6,545	$21,095	$20,973

Noninterest expenses:
Salaries and employee benefits	$11,039	$10,818	$33,370	$31,990
Occupancy	1,177	1,024	3,418	3,265
Furniture and equipment	1,815	1,770	5,190	5,150
Office supplies and postage	443	425	1,355	1,377
Advertising and business development	601	586	2,095	1,874
Outside services	3,468	3,491	9,587	9,407
FDIC insurance assessment	461	267	1,340	815
Other noninterest expense	662	650	1,419	1,802
	$19,666	$19,031	$57,774	$55,680
Income before income taxes	$9,079	$18,165	$39,662	$46,208
Income taxes	1,835	4,425	8,391	10,490
Net income	$7,244	$13,740	$31,271	$35,718

Earnings per share:
Basic	$0.79	$1.48	$3.40	$3.85
Diluted	$0.79	$1.48	$3.40	$3.85

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$7,244	$13,740	$31,271	$35,718

Other comprehensive (loss)
Securities:
Net change in unrealized loss on securities available for sale	$(10,443)	$(25,983)	$(7,236)	$(69,232)
Income taxes	2,525	6,005	1,717	16,796
Other comprehensive loss on securities available for sale	$(7,918)	$(19,978)	$(5,519)	$(52,436)

Other comprehensive loss, net of tax	$(7,918)	$(19,978)	$(5,519)	$(52,436)

Comprehensive income (loss)	$(674)	$(6,238)	$25,752	$(16,718)

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended September 30, 2023 and 2022
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, June 30, 2022	$62,969	$487,066	$(30,981)	$(52,472)	$(49,932)	$416,650
Issuance of 4,475 shares of common stock	195	—	—	123	—	318
Issuance of 1,529 shares of common stock under the employee stock purchase plan	98	—	—	—	—	98
Unearned restricted stock compensation	239	—	—	—	—	239
Forfeiture of 6,089 shares of common stock	(392)	—	—	—	—	(392)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	(1,079)	(1,079)
Net income	—	13,740	—	—	—	13,740
Purchase of 7,541 shares of common stock	—	—	—	(539)	—	(539)
Other comprehensive loss	—	—	(19,978)	—	—	(19,978)
Balance, September 30, 2022	$63,115	$500,806	$(50,959)	$(52,888)	$(51,011)	$409,063

Balance, June 30, 2023	$63,586	$527,180	$(38,661)	$(59,744)	$(44,380)	$447,981
Issuance of 1,226 shares of common stock	39	—	—	28	—	67
Issuance of 1,666 shares of common stock under the employee stock purchase plan	99	—	—	—	—	99
Unearned restricted stock compensation	301	—	—	—	—	301
Forfeiture of 2,960 shares of common stock	(182)	—	—	—	—	(182)
Share-based compensation	7	—	—	—	—	7
Change related to ESOP shares	—	—	—	—	(437)	(437)
Net income	—	7,244	—	—	—	7,244
Purchase of 27,699 shares of common stock	—	—	—	(1,828)	—	(1,828)
Other comprehensive loss	—	—	(7,918)	—	—	(7,918)
Balance, September 30, 2023	$63,850	$534,424	$(46,579)	$(61,544)	$(44,817)	$445,334

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

Nine Months Ended September 30, 2023 and 2022
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2021	$60,938	$474,392	$1,477	$(48,344)	$(50,013)	$438,450
Issuance of 34,409 shares of common stock	1,897	—	—	267	—	2,164
Issuance of 4,963 shares of common stock under the employee stock purchase plan	310	—	—	—	—	310
Unearned restricted stock compensation	594	—	—	—	—	594
Forfeiture of 10,501 shares of common stock	(642)	—	—	—	—	(642)
Share-based compensation	18	—	—	—	—	18
Change related to ESOP shares	—	—	—	—	(998)	(998)
Net income	—	35,718	—	—	—	35,718
Cash dividends ($1.00 per share)	—	(9,304)	—	—	—	(9,304)
Purchase of 68,727 shares of common stock	—	—	—	(4,811)	—	(4,811)
Other comprehensive loss	—	—	(52,436)	—	—	(52,436)
Balance, September 30, 2022	$63,115	$500,806	$(50,959)	$(52,888)	$(51,011)	$409,063

Balance, December 31, 2022	$63,220	$512,841	$(41,060)	$(55,730)	$(51,011)	$428,260
Issuance of 10,674 shares of common stock	437	—	—	288	—	725
Issuance of 4,986 shares of common stock under the employee stock purchase plan	305	—	—	—	—	305
Unearned restricted stock compensation	396	—	—	—	—	396
Forfeiture of 8,277 shares of common stock	(527)	—	—	—	—	(527)
Share-based compensation	19	—	—	—	—	19
Change related to ESOP shares	—	—	—	—	6,194	6,194
Net income	—	31,271	—	—	—	31,271
Cash dividends ($1.05 per share)	—	(9,688)	—	—	—	(9,688)
Purchase of 87,497 shares of common stock	—	—	—	(6,102)	—	(6,102)
Other comprehensive loss	—	—	(5,519)	—	—	(5,519)
Balance, September 30, 2023	$63,850	$534,424	$(46,579)	$(61,544)	$(44,817)	$445,334

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$31,271	$35,718
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,848	2,089
Credit loss expense	9,974	3,270
Forfeiture of common stock	(527)	(642)
Share-based compensation	19	18
Compensation expensed through issuance of common stock	725	683
Provision for deferred income taxes	(2,023)	(944)
Net gain on sale of other real estate owned and other repossessed assets	(120)	(57)
Increase in accrued interest receivable	(3,885)	(3,083)
(Accretion of discount) amortization of premium on investment securities, net	(354)	724
Net change in other assets	(645)	(86)
Amortization of operating lease right-of-use assets	224	105
Increase in accrued interest payable and other liabilities	6,589	3,011
Loans originated for sale	(121,326)	(100,362)
Proceeds on sales of loans	119,888	104,791
Net gain on sales of loans	(1,135)	(1,377)
Net cash and cash equivalents provided by operating activities	$40,523	$43,858

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$81,817	$97,891
Proceeds from sales of investment securities available for sale	509	—
Purchases of investment securities available for sale	(8,838)	(364,047)
Net purchases of stock of Federal Home Loan Bank	(12,884)	(316)
Loans made to customers, net of collections	(259,855)	(285,559)
Proceeds on sale of other real estate owned and other repossessed assets	555	161
Purchases of property and equipment	(2,339)	(1,502)
Net changes from tax credit real estate investment	1,095	523
Net cash and cash equivalents used in investing activities	$(199,940)	$(552,849)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$5,931	$(18,233)
Net decrease in short-term borrowings	(82,061)	(249)
Net change in short-term FHLB borrowings	324,000	—
Issuance of common stock, net of costs	—	1,243
Stock options exercised	—	238
Purchase of common stock	(6,102)	(4,811)
Proceeds from the issuance of common stock through the employee stock purchase plan	305	310
Dividends paid	(9,688)	(9,304)
Net cash and cash equivalents provided by (used in) financing activities	$232,385	$(30,806)

(Continued)

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Nine Months Ended September 30,
	2023	2022
Increase (decrease) in cash and cash equivalents	$72,968	$(539,797)
Cash and cash equivalents:
Beginning of period	36,641	781,918
End of period	$109,609	$242,121

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$24,368	$10,363
Interest paid on other obligations	10,741	—
Income taxes paid	9,957	9,178

Noncash activities:
(Decrease) increase in maximum cash obligation related to ESOP shares	$(6,194)	$998
Transfers to other real estate owned	751	—
Right-of-use assets obtained in exchange for operating lease obligations	310	—

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

Operating results for the nine month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2022 filed with the Securities Exchange Commission on March 3, 2023.  The consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated financial statements for that period.

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

Certain Significant Estimates:

The allowance for credit losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at September 30, 2023 may change in the near-term and the effect could be material to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of September 30, 2023, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of September 30, 2023.

Tax credit real estate: Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of September 30, 2023. The Company has a 99% or greater limited partnership interest in each limited partnership. The investment in each was completed after the projects had been developed by the general partner. On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if an allowance for credit losses is necessary. The allowance for credit losses is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, the allowance for credit losses would be established with a charge to credit loss expense. There were no indications of impairment based on management's evaluation and therefore no allowance for credit losses was determined necessary as of September 30, 2023. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Available-for-sale debt securities and the allowance for credit losses on available-for-sale debt securities: Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of September 30, 2023 or 2022. Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income ("OCI"). Premiums on debt securities are amortized to the earliest call date and discounts on debt securities are accreted over the period to maturity of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Accrued interest receivable on AFS debt securities totaled $3.86 million at September 30, 2023 and is excluded from the estimate of credit losses.

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

Loans held for investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses ("ACL"). Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $15.80 million at September 30, 2023 and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common shares outstanding at the beginning of the period	9,173,137	9,267,410	9,225,484	9,299,640
Weighted average number of net shares redeemed	(10,230)	(3,569)	(37,111)	(24,256)
Weighted average shares outstanding (basic)	9,162,907	9,263,841	9,188,373	9,275,384
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	614	676	689	1,935
Weighted average number of shares (diluted)	9,163,521	9,264,517	9,189,062	9,277,319
Net income (In thousands)	$7,244	$13,740	$31,271	$35,718
Earnings per share:
Basic	$0.79	$1.48	$3.40	$3.85
Diluted	$0.79	$1.48	$3.40	$3.85

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3.Accumulated Other Comprehensive (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive (loss) income (AOCI), included in stockholders’ equity, at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(amounts in thousands)
Net unrealized loss on available-for-sale securities	$(61,434)	$(54,198)
Tax effect	14,855	13,138
Net-of-tax amount	$(46,579)	$(41,060)

Note 4.Securities

The carrying values of investment securities at September 30, 2023 and December 31, 2022 are summarized in the following table (dollars in thousands):

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$412,238	59.24%	$445,392	57.39%
Other securities (FHLB, FHLMC and FNMA)	32,324	4.65	31,934	4.11
State and political subdivisions	206,396	29.67	248,582	32.03
Mortgage-backed securities and collateralized mortgage obligations	44,776	6.44	50,196	6.47
Total securities available for sale	$695,734	100.00%	$776,104	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of September 30, 2023 and December 31, 2022, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. There were no trading or held to maturity securities as of September 30, 2023 or December 31, 2022.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The carrying amount of available-for-sale securities, fair values and allowance for credit losses were as follows as of September 30, 2023 and December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
September 30, 2023
U.S. Treasury	$434,142	$—	$(21,904)	$—	$412,238
Other securities (FHLB, FHLMC and FNMA)	35,181	—	(2,857)	—	32,324
State and political subdivisions	234,398	6	(28,008)	—	206,396
Mortgage-backed securities and collateralized mortgage obligations	53,447	—	(8,671)	—	$44,776
Total	$757,168	$6	$(61,440)	$—	$695,734
December 31, 2022:
U.S. Treasury	$470,581	$—	$(25,189)	$—	$445,392
Other securities (FHLB, FHLMC and FNMA)	35,255	—	(3,321)	—	31,934
State and political subdivisions	267,351	239	(19,008)	—	248,582
Mortgage-backed securities and collateralized mortgage obligations	57,115	—	(6,919)	—	50,196
Total	$830,302	$239	$(54,437)	$—	$776,104

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at September 30, 2023, were as follows (in thousands) below. Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due in one year or less	$197,763	$193,863
Due after one year through five years	363,648	339,019
Due after five years through ten years	115,162	96,371
Due over ten years	27,148	21,705
	$703,721	$650,958
Mortgage-backed securities and collateralized mortgage obligations	53,447	44,776
	$757,168	$695,734

As of September 30, 2023, investment securities with a carrying value of $417.77 million were pledged to collateralize other borrowings. As of September 30, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	September 30, 2023	September 30, 2022
Sale proceeds	$509	$—
Gross realized gains	—	—
Gross realized losses	—	—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022 (in thousands):

	Less than 12 months				12 months or more				Total
September 30, 2023 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	1	$2,319	$(64)	2.76%	134	$404,919	$(21,840)	5.39%	135	$407,238	$(21,904)	5.38%

Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	14	32,324	(2,857)	8.84	14	32,324	(2,857)	8.84

State and political subdivisions	190	53,497	(2,388)	4.46	635	151,896	(25,620)	16.87	825	205,393	(28,008)	13.64

Mortgage-backed securities and collateralized mortgage obligations	—	—	—	—	18	44,776	(8,671)	19.37	18	44,776	(8,671)	19.37

Total temporarily impaired securities	191	$55,816	$(2,452)	4.39%	801	$633,915	$(58,988)	9.31%	992	$689,731	$(61,440)	8.91%

	Less than 12 months				12 months or more				Total
December 31, 2022 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	89	$306,407	$(10,695)	3.49%	60	$136,486	$(14,494)	10.62%	149	$442,893	$(25,189)	5.69%

Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	14	31,934	(3,321)	10.40	14	31,934	(3,321)	10.40

State and political subdivisions	479	124,647	(3,351)	2.69	337	87,221	(15,657)	17.95	816	211,868	(19,008)	8.97

Mortgage-backed securities and collateralized mortgage obligations	14	43,035	(5,314)	12.35	4	7,160	(1,605)	22.42	18	50,195	(6,919)	13.78

Total temporarily impaired securities	582	$474,089	$(19,360)	4.08%	415	$262,801	$(35,077)	13.35%	997	$736,890	$(54,437)	7.39%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are not attributable to credit losses.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates. The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of September 30, 2023. The fair value is expected to recover as the securities approach maturity. The U.S. Treasury and other securities are issued and guaranteed by U.S. government-sponsored entities and agencies. The

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
mortgage-backed securities and collateralized mortgage obligations have implied U.S. government guarantees of the agency securities. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of September 30, 2023.

Note 5.Loans

Classes of loans are as follows:

	September 30, 2023	December 31, 2022
	(Amounts In Thousands)
Agricultural	$108,275	$112,705
Commercial and financial	293,261	269,568
Real estate:
Construction, 1 to 4 family residential	82,495	92,408
Construction, land development and commercial	296,177	196,240
Mortgage, farmland	273,084	256,570
Mortgage, 1 to 4 family first liens	1,205,185	1,130,989
Mortgage, 1 to 4 family junior liens	140,625	124,951
Mortgage, multi-family	459,721	436,952
Mortgage, commercial	418,433	402,842
Loans to individuals	40,275	36,675
Obligations of state and political subdivisions	46,631	48,213
	$3,364,162	$3,108,113
Net unamortized fees and costs	349	308
	$3,364,511	$3,108,421
Less allowance for credit losses	48,400	41,440
	$3,316,111	$3,066,981

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for credit losses for the three and nine months ended September 30, 2023 were as follows:

	Three Months Ended September 30, 2023
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance	$2,276	$7,239	$5,227	$2,857	$15,746	$9,504	$1,421	$44,270
Charge-offs	(341)	(1,306)	(460)	(21)	(116)	(121)	(431)	(2,796)
Recoveries	5	162	2	19	183	160	68	599
Credit loss expense (benefit)	470	1,597	2,428	364	1,192	(135)	411	6,327

Ending balance	$2,410	$7,692	$7,197	$3,219	$17,005	$9,408	$1,469	$48,400

	Nine Months Ended September 30, 2023
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440
Charge-offs	(781)	(1,555)	(464)	(21)	(343)	(121)	(949)	(4,234)
Recoveries	23	346	5	55	362	226	203	1,220
Credit loss expense (benefit)	626	2,642	3,467	196	2,778	(113)	378	9,974

Ending balance	$2,410	$7,692	$7,197	$3,219	$17,005	$9,408	$1,469	$48,400

Loans:
Ending balance	$108,275	$293,261	$378,672	$273,084	$1,345,810	$878,154	$86,906	$3,364,162

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses for the three and nine months ended September 30, 2022 were as follows:

	Three Months Ended September 30, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance	$2,265	$5,194	$2,772	$3,330	$12,233	$11,233	$1,233	$38,260
Charge-offs	—	(18)	—	(1)	(222)	—	(163)	(404)
Recoveries	10	233	2	6	143	26	50	470
Credit loss expense (benefit)	195	(213)	690	(473)	631	(345)	169	654

Ending balance	$2,470	$5,196	$3,464	$2,862	$12,785	$10,914	$1,289	$38,980

	Nine Months Ended September 30, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses:
Beginning balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470
Charge-offs	(1)	(309)	—	(21)	(471)	(1)	(389)	(1,192)
Recoveries	78	445	7	296	686	76	114	1,702
Credit loss expense (benefit)	132	791	1,157	(846)	1,072	341	353	3,000
Ending balance	$2,470	$5,196	$3,464	$2,862	$12,785	$10,914	$1,289	$38,980

Loans:
Ending balance	$98,555	$248,179	$254,810	$248,103	$1,179,214	$832,714	$84,546	$2,946,121

The allowance for credit losses and the related loan balances as of December 31, 2022:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2022
Allowance for credit losses:
Ending balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440
Loan balances:
Ending balance	$112,705	$269,568	$288,648	$256,570	$1,255,940	$839,794	$84,888	$3,108,113

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses for off-balance sheet credit exposures for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30, 2023
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance	$391	$953	$1,736	$59	$501	$140	$50	$3,830
Credit loss expense (benefit)	(10)	89	520	28	46	(96)	23	600
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$381	$1,042	$2,256	$87	$547	$44	$73	$4,430

	Nine Months Ended September 30, 2023
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for credit losses for off-balance sheet credit exposures:
Beginning balance	$525	$1,099	$2,126	$55	$471	$122	$32	$4,430
Credit loss expense (benefit)	(144)	(57)	130	32	76	(78)	41	—
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$381	$1,042	$2,256	$87	$547	$44	$73	$4,430

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Credit loss expense for off-balance sheet credit exposures is included in credit loss expense on the consolidated statement of income for the nine months ended September 30, 2023 and 2022.

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

The following tables present the credit quality indicators and origination years by type of loan in each category as of September 30, 2023 (amounts in thousands):

	Agricultural
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$410	$1,042	$—	$119	$10	$—	$5,057	$6,638
Good	2,268	2,513	408	704	381	15	8,378	14,667
Satisfactory	6,711	8,999	3,048	1,909	561	291	30,007	51,526
Monitor	2,759	3,142	787	476	264	763	15,334	23,525
Special Mention	1,164	912	242	63	14	—	2,786	5,181
Substandard	961	13	110	—	407	—	5,247	6,738
Total	$14,273	$16,621	$4,595	$3,271	$1,637	$1,069	$66,809	$108,275

Current-period gross write offs	$56	$416	$—	$—	$—	$—	$309	$781

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Commercial and Financial
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$3,148	$517	$481	$545	$—	$132	$2,728	$7,551
Good	6,476	10,164	5,523	1,797	299	125	12,008	36,392
Satisfactory	37,896	43,511	18,009	7,365	2,718	1,411	66,847	177,757
Monitor	9,897	14,924	6,091	4,224	610	60	20,773	56,579
Special Mention	3,089	1,641	302	252	60	12	2,850	8,206
Substandard	723	1,476	567	380	363	383	2,884	6,776
Total	$61,229	$72,233	$30,973	$14,563	$4,050	$2,123	$108,090	$293,261

Current-period gross write offs	$1,091	$169	$181	$—	$104	$10	$—	$1,555

	Real Estate: Construction, 1 to 4 Family Residential
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$4	$4
Good	101	1,061	—	—	—	—	16,590	17,752
Satisfactory	1,691	1,952	—	—	—	—	35,262	38,905
Monitor	694	957	—	—	—	—	13,212	14,863
Special Mention	610	364	—	—	—	—	2,784	3,758
Substandard	680	6,136	—	—	—	—	397	7,213
Total	$3,776	$10,470	$—	$—	$—	$—	$68,249	$82,495

Current-period gross write offs	$29	$225	$—	$—	$—	$—	$—	$254

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Construction, Land Development and Commercial
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$250	$—	$—	$—	$111	$1,292	$1,653
Good	3,440	795	826	947	—	205	9,276	15,489
Satisfactory	18,549	12,184	7,525	572	299	1,022	197,762	237,913
Monitor	2,180	2,264	654	115	—	110	16,690	22,013
Special Mention	1,234	223	118	582	—	—	2,379	4,536
Substandard	10,078	3,775	—	427	—	—	293	14,573
Total	$35,481	$19,491	$9,123	$2,643	$299	$1,448	$227,692	$296,177

Current-period gross write offs	$77	$119	$—	$2	$—	$—	$12	$210

	Real Estate: Mortgage, Farmland
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,580	$4,695	$1,985	$185	$44	$—	$104	$8,593
Good	5,569	22,379	11,970	7,467	995	1,046	6,795	56,221
Satisfactory	23,712	55,586	38,370	17,215	3,388	9,436	16,054	163,761
Monitor	6,295	14,605	2,978	4,635	273	1,558	555	30,899
Special Mention	2,098	914	1,771	109	231	15	2,854	7,992
Substandard	3,801	1,653	—	—	—	164	—	5,618
Total	$43,055	$99,832	$57,074	$29,611	$4,931	$12,219	$26,362	$273,084

Current-period gross write offs	$21	$—	$—	$—	$—	$—	$—	$21

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, 1 to 4 Family First Liens
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$448	$1,432	$1,175	$342	$—	$685	$—	$4,082
Good	9,642	18,756	5,203	8,330	1,672	11,415	3,051	58,069
Satisfactory	163,621	326,641	182,622	126,161	46,400	140,530	15,176	1,001,151
Monitor	11,890	41,679	17,369	17,411	3,206	12,786	9,258	113,599
Special Mention	1,429	2,535	4,136	1,621	977	3,144	636	14,478
Substandard	262	1,555	2,387	3,181	986	5,246	189	13,806
Total	$187,292	$392,598	$212,892	$157,046	$53,241	$173,806	$28,310	$1,205,185

Current-period gross write offs	$—	$110	$6	$46	$12	$25	$1	$200

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$3	$—	$—	$31	$34
Good	86	468	186	439	87	478	3,644	5,388
Satisfactory	8,662	13,812	9,415	6,871	3,709	9,160	76,074	127,703
Monitor	514	573	193	448	403	255	2,356	4,742
Special Mention	136	109	335	198	3	104	499	1,384
Substandard	—	35	159	232	41	164	743	1,374
Total	$9,398	$14,997	$10,288	$8,191	$4,243	$10,161	$83,347	$140,625

Current-period gross write offs	$—	$34	$7	$11	$15	$66	$10	$143

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Multi-Family
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$5,871	$3,025	$3,550	$—	$252	$1	$12,699
Good	29,329	49,951	22,729	24,361	—	8,219	710	135,299
Satisfactory	37,921	79,702	54,534	24,437	2,168	14,045	10,446	223,253
Monitor	10,038	19,322	19,354	19,567	164	1,156	707	70,308
Special Mention	—	1,940	1,018	—	—	—	5,734	8,692
Substandard	169	8,123	—	—	—	—	1,178	9,470
Total	$77,457	$164,909	$100,660	$71,915	$2,332	$23,672	$18,776	$459,721

Current-period gross write offs	$—	$83	$—	$—	$—	$—	$—	$83

	Real Estate: Mortgage, Commercial
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,489	$1,627	$560	$17,201	$—	$593	$—	$21,470
Good	6,200	18,515	18,140	14,600	1,578	4,018	12,275	75,326
Satisfactory	25,738	46,846	54,008	43,128	10,015	15,807	36,140	231,682
Monitor	9,784	25,522	11,675	11,626	300	8,105	8,441	75,453
Special Mention	183	—	537	547	—	10	1,297	2,574
Substandard	3,445	758	3,825	2,520	613	90	677	11,928
Total	$46,839	$93,268	$88,745	$89,622	$12,506	$28,623	$58,830	$418,433

Current-period gross write offs	$2	$—	$36	$—	$—	$—	$—	$38

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Loans to Individuals
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	95	8	—	—	6	—	2	111
Satisfactory	25,314	7,952	3,629	1,418	366	127	224	39,030
Monitor	476	194	78	16	—	14	1	779
Special Mention	101	97	53	—	3	—	—	254
Substandard	40	53	7	1	—	—	—	101
Total	$26,026	$8,304	$3,767	$1,435	$375	$141	$227	$40,275

Current-period gross write offs	$841	$57	$30	$11	$7	$—	$3	$949

	Obligations of State and Political Subdivisions
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$4,179	$—	$4,179
Good	—	—	—	1,782	—	7,806	—	9,588
Satisfactory	675	2,328	818	2,373	1,171	13,148	5,409	25,922
Monitor	—	334	—	—	290	613	—	1,237
Special Mention	—	115	—	302	165	2,060	3,063	5,705
Substandard	—	—	—	—	—	—	—	—
Total	$675	$2,777	$818	$4,457	$1,626	$27,806	$8,472	$46,631

Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of September 30, 2023 and December 31, 2022 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
September 30, 2023
Agricultural	$209	$—	$—	$209	$108,066	$108,275	$—
Commercial and financial	1,141	1,117	—	2,258	291,003	293,261	—
Real estate:
Construction, 1 to 4 family residential	1,629	4,452	2,803	8,884	73,611	82,495	—
Construction, land development and commercial	464	1,399	7,935	9,798	286,379	296,177	—
Mortgage, farmland	151	—	—	151	272,933	273,084	—
Mortgage, 1 to 4 family first liens	3,404	464	2,264	6,132	1,199,053	1,205,185	642
Mortgage, 1 to 4 family junior liens	221	120	214	555	140,070	140,625	186
Mortgage, multi-family	1,275	7,639	—	8,914	450,807	459,721	—
Mortgage, commercial	934	—	—	934	417,499	418,433	—
Loans to individuals	222	35	—	257	40,018	40,275	—
Obligations of state and political subdivisions	—	—	—	—	46,631	46,631	—
	$9,650	$15,226	$13,216	$38,092	$3,326,070	$3,364,162	$828

December 31, 2022
Agricultural	$314	$—	$—	$314	$112,391	$112,705	$—
Commercial and financial	421	132	6	559	269,009	269,568	—
Real estate:
Construction, 1 to 4 family residential	—	—	105	105	92,303	92,408	—
Construction, land development and commercial	—	1,183	191	1,374	194,866	196,240	—
Mortgage, farmland	24	162	60	246	256,324	256,570	—
Mortgage, 1 to 4 family first liens	3,421	45	3,029	6,495	1,124,494	1,130,989	553
Mortgage, 1 to 4 family junior liens	473	19	8	500	124,451	124,951	—
Mortgage, multi-family	—	—	—	—	436,952	436,952	—
Mortgage, commercial	247	—	75	322	402,520	402,842	—
Loans to individuals	314	53	—	367	36,308	36,675	—
Obligations of state and political subdivisions	—	—	—	—	48,213	48,213	—
	$5,214	$1,594	$3,474	$10,282	$3,097,831	$3,108,113	$553
The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Certain nonaccrual and TDR loan information by loan type at September 30, 2023 and December 31, 2022, was as follows:

	September 30, 2023			December 31, 2022
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$—	$—	$9	$—	$—	$20
Commercial and financial	1,434	—	858	265	—	1,124
Real estate:
Construction, 1 to 4 family residential	7,144	—	—	105	—	—
Construction, land development and commercial	8,081	—	—	191	—	—
Mortgage, farmland	—	—	1,495	623	—	1,039
Mortgage, 1 to 4 family first liens	4,956	642	920	4,550	553	1,156
Mortgage, 1 to 4 family junior liens	140	186	18	175	—	19
Mortgage, multi-family	7,809	—	508	—	—	620
Mortgage, commercial	6,313	—	2,032	906	—	1,927
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	$35,877	$828	$5,840	$6,815	$553	$5,905

(1)There were $0.60 million and $1.75 million of TDR loans included within nonaccrual loans as of September 30, 2023 and December 31, 2022, respectively.

The increase in nonaccrual loans as of September 30, 2023 compared to December 31, 2022 is primarily due to two significant relationships accounting for approximately 85% of the increase. Loans 90 days or more past due that are still accruing interest increased $0.275 million from December 31, 2022 to September 30, 2023. As of September 30, 2023, there were 10 accruing loans past due 90 days or more with an average loan balance of $0.08 million. There were 4 accruing loans past due 90 days or more as of December 31, 2022 with an average loan balance of $0.14 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans. There was no interest income recognized on nonaccrual loans for the nine months ended September 30, 2023 and year ended December 31, 2022.
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

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. As of September 30, 2023, the total amount of the eligible loans in deferral (deferral of principal and/or interest) that met the requirements set forth under the CARES Act and therefore were not considered TDRs was 14 loans,

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
totaling $6.5 million. As of December 31, 2022, there were 16 loans, totaling $7.3 million that met the requirements and were not considered TDRs.

Below is a summary of information for TDR loans as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	1	$9	$170	1	$20	$100
Commercial and financial	9	1,022	6	11	1,379	49
Real estate:
Construction, 1 to 4 family residential	—	—	—	1	105	—
Construction, land development and commercial	—	—	—	1	191	—
Mortgage, farmland	4	1,495	—	4	1,578	—
Mortgage, 1 to 4 family first liens	7	1,084	—	8	1,156	—
Mortgage, 1 to 4 family junior liens	1	18	—	1	19	—
Mortgage, multi-family	1	508	—	1	620	—
Mortgage, commercial	9	2,472	—	9	2,584	—
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	32	$6,608	$176	37	$7,652	$149

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

The Company has allocated $0.43 million of allowance for TDR loans and the Company had commitments to lend $0.18 million in additional borrowings to restructured loan customers as of September 30, 2023.  The Company had commitments to lend $0.15 million in additional borrowings to restructured loan customers as of December 31, 2022.  These commitments were in the normal course of business. The additional borrowings were not used to facilitate payments on these loans. The modifications of the terms of loans performed during the nine months ended September 30, 2022 included extensions of the maturity date.

There was one TDR loan that was in payment default (defined as past due 90 days or more) during the period ended September 30, 2023 and no TDR loans that were in payment default during the year ended December 31, 2022.

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (numbers in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

	Term Extension
	Amortized Cost Basis at September 30, 2023	% of Total Class of Financing Receivable
Loan Type
Mortgage, Farmland	$1,227	0.45%
Agricultural	117	0.11%
Commercial and financial	139	0.05%
Total	$1,483

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Mortgage, Farmland	Added a weighted-average 5.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Agricultural	Added a weighted-average 0.30 year to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and financial	Added a weighted-average 5.09 year to the life of loans, which reduced monthly payment amounts for the borrowers.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Mortgage, Farmland	$1,227	$—	$—
Agricultural	117	—	—
Commercial and financial	139	—	—
	$1,483	$—	$—

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
September 30, 2023
Agricultural	$126	$—	$—	$—	$126	$—
Commercial and financial	2,285	—	146	—	2,431	1,349
Real estate:
Construction, 1 to 4 family residential	7,144	—	—	—	7,144	873
Construction, land development and commercial	8,081	—	—	—	8,081	312
Mortgage, farmland	2,553	—	169	—	2,722	—
Mortgage, 1 to 4 family first liens	6,517	—	—	—	6,517	14
Mortgage, 1 to 4 family junior liens	344	—	—	—	344	—
Mortgage, multi-family	8,317	—	—	—	8,317	—
Mortgage, commercial	8,345	—	—	—	8,345	1,070
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	$43,712	$—	$315	$—	$44,027	$3,618

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The changes in the ACL in 2023 compared to December 31, 2022 is the result of the following factors: slight increase in forecasted Iowa unemployment used in the ACL calculation which resulted in an increase of $0.32 million; increase in loan volume which resulted in an increase of $1.45 million; changes in prepayment and curtailment rates resulting in an increase of $0.73 million; increase in the individually analyzed loans reserve of $3.44 million; decreases in qualitative factors determined necessary by management which resulted in a decrease of $1.01 million and an increase in other changes of $2.03 million, primarily increased charge-offs leading to higher loss rates.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans increased $30.45 million from December 31, 2022 to September 30, 2023.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more, TDR loans and loans made to borrowers with financial difficulties. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 1.31% of loans held for investment as of September 30, 2023 and 0.44% as of December 31, 2022.  The increase in collateral-dependent loans is due to an increase in loans facing financial difficulties of $1.48 million, a decrease in loans with a specific reserve of $0.28 million, an increase in nonaccrual loans of $29.06 million, an increase in 90 days or more accruing loans of $0.28 million and a decrease in TDR loans of $0.07 million from December 31, 2022 to September 30, 2023. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
For the nine months ended September 30, 2023 and 2022, total operating lease expense was $0.38 million and $0.44 million respectively, and is included in occupancy expenses in the consolidated statements of income. Included in this for the nine months ended September 30, 2023 and 2022 were $0.33 million and $0.38 million, respectively, of operating lease costs, $0.02 million and $0.03 million, respectively, of short term lease costs, and $0.03 million and $0.03 million, respectively, of variable lease costs.
For the nine months ended September 30, 2023 and 2022, cash paid for amounts included in the measurement of operating lease liabilities was $0.33 million and $0.38 million, respectively.
As of September 30, 2023 and December 31, 2022, operating lease right-of-use assets included in other assets was $1.89 million and $2.11 million respectively. Operating lease liabilities included in other liabilities were $1.98 million and $2.19 million as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, the weighted average remaining lease term for operating leases was 9.35 years and 9.72 years, respectively, and the weighted average discount rate for operating leases was 3.49% and 3.54%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of September 30, 2023, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2023 (excluding the nine months ended September 30, 2023)	$69
2024	260
2025	263
2026	266
2027	264
Thereafter	1,239
Total lease payments	2,361
Less imputed interest	(383)
Total operating lease liabilities	$1,978

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of September 30, 2023 are as follows:

	September 30, 2023
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$109,609	$109,609	$109,609	$—	$—
Investment securities	715,079	715,079	412,238	302,841	—
Loans held for sale	4,236	4,236	—	4,236	—
Loans, net of allowance for credit losses
Agricultural	105,865	104,528	—	—	104,528
Commercial and financial	285,569	280,278	—	—	280,278
Real estate:
Construction, 1 to 4 family residential	80,556	80,357	—	—	80,357
Construction, land development and commercial	290,919	280,908	—	—	280,908
Mortgage, farmland	269,865	250,169	—	—	250,169
Mortgage, 1 to 4 family first liens	1,192,031	1,104,320	—	—	1,104,320
Mortgage, 1 to 4 family junior liens	137,123	131,432	—	—	131,432
Mortgage, multi-family	455,578	427,281	—	—	427,281
Mortgage, commercial	413,168	390,365	—	—	390,365
Loans to individuals	39,085	37,771	—	—	37,771
Obligations of state and political subdivisions	46,352	44,198	—	—	44,198
Accrued interest receivable	19,667	19,667	—	19,667	—
Total financial instrument assets	$4,164,702	$3,980,198	$521,847	$326,744	$3,131,607
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$605,697	$605,697	$—	$605,697	$—
Interest-bearing deposits	2,757,601	2,758,739	—	2,758,739	—
Federal Home Loan Bank borrowings	364,000	364,532	—	364,532	—
Accrued interest payable	4,641	4,641	—	4,641	—
Total financial instrument liabilities	$3,731,939	$3,733,609	$—	$3,733,609	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$670,780	$—	$—	$—	$—
Letters of credit	7,265	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$678,045	$—	$—	$—	$—
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
The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2022 are as follows:

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$36,641	$36,641	$36,641	$—	$—
Investment securities	782,565	782,565	445,392	337,173	—
Loans held for sale	1,663	1,663	—	1,663	—
Loans, net of allowance for credit losses
Agricultural	110,163	108,992	—	—	108,992
Commercial and financial	263,309	259,500	—	—	259,500
Real estate:
Construction, 1 to 4 family residential	91,297	91,279	—	—	91,279
Construction, land development and commercial	193,162	188,726	—	—	188,726
Mortgage, farmland	253,581	237,849	—	—	237,849
Mortgage, 1 to 4 family first liens	1,120,150	1,055,091	—	—	1,055,091
Mortgage, 1 to 4 family junior liens	121,890	118,279	—	—	118,279
Mortgage, multi-family	432,517	411,092	—	—	411,092
Mortgage, commercial	397,861	377,753	—	—	377,753
Loans to individuals	35,278	36,934	—	—	36,934
Obligations of state and political subdivisions	47,773	45,653	—	—	45,653
Accrued interest receivable	15,782	15,782	—	15,782	—
Total financial instrument assets	$3,903,632	$3,767,799	$482,033	$354,618	$2,931,148
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$647,450	$647,450	$—	$647,450	$—
Interest-bearing deposits	2,709,917	2,711,088	—	2,711,088	—
Other short-term borrowings, federal funds purchased	82,061	82,061	—	82,061	—
Federal Home Loan Bank borrowings	40,000	40,000	—	40,000	—
Accrued interest payable	1,394	1,394	—	1,394	—
Total financial instrument liabilities	$3,480,822	$3,481,993	$—	$3,481,993	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$701,729	$—	$—	$—	$—
Letters of credit	6,618	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$708,347	$—	$—	$—	$—
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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable. Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the nine months ended September 30, 2023. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2023
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$412,238	$—	$—	$412,238
State and political subdivisions	—	206,396	—	206,396
Mortgage-backed securities and collateralized mortgage obligations	—	44,776	—	44,776
Other securities (FHLB, FHLMC and FNMA)	—	32,324	—	32,324
Total	$412,238	$283,496	$—	$695,734

	December 31, 2022
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$445,392	$—	$—	$445,392
State and political subdivisions	—	248,582	—	248,582
Mortgage-backed securities and collateralized mortgage obligations	—	50,196	—	50,196
Other securities (FHLB, FHLMC and FNMA)	—	31,934	—	31,934
Total	$445,392	$330,712	$—	$776,104

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2023 and the year ended December 31, 2022.

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

	September 30, 2023				Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$117	$117	$—	$419
Commercial and financial	—	—	1,047	1,047	3	29
Real Estate:						—
Construction, 1 to 4 family residential	—	—	6,271	6,271	—	—
Construction, land development and commercial	—	—	7,768	7,768	—	—
Mortgage, farmland	—	—	2,722	2,722	—	—
Mortgage, 1 to 4 family first liens	—	—	6,004	6,004	9	120
Mortgage, 1 to 4 family junior liens	—	—	158	158	—	—
Mortgage, multi-family	—	—	8,317	8,317	—	—
Mortgage, commercial	—	—	7,224	7,224	—	—
Loans to individuals	—	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—	—
Total	$—	$—	$39,628	$39,628	$12	$568

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

Index

Note 8.Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  On August 9, 2022, the Company’s Board of Directors authorized the expansion of the 2005 Stock Repurchase Program to allow an additional 750,000 shares for repurchase and the continuation through December 31, 2027. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,603,962 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2023.  Of these 1,603,962 shares, 27,699 shares were purchased during the quarter ended September 30, 2023, at an average price per share of $66.00.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk:  The Company’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Company's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $75.92 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Company’s commitments at September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$85,973	$84,869
Credit cards	71,008	66,535
Commercial, real estate and home construction	214,969	241,983
Commercial lines and real estate purchase loans	298,830	308,342
Outstanding letters of credit	7,265	6,618

Note 10.Income Taxes

Federal income tax expense for the nine months ended September 30, 2023 and 2022 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2022, 2021, and 2020 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2022, 2021, and 2020 remain open for examination.  There were no material unrecognized tax benefits at September 30, 2023  and December 31, 2022 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of September 30, 2023, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending September 30, 2024. Income taxes as a percentage of income before taxes were 21.16% for the nine months ended September 30, 2023 and 22.70% for the same period in 2022.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, the following:

•The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets. This includes current concerns related to higher inflation, rising energy prices, the Russia-Ukraine war, Israeli-Palestinian conflict, and supply chain imbalances.

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

Economic Environment

The global economy continues to shrug off elevated inflation and rising interest rates, though economic growth is likely to moderate into year-end. Global inflation may also continue to moderate slowly, with some supply constraints a key risk. After a strong first half, higher interest rates are likely to begin dampening U.S. consumer spending as year-end approaches and temper inflation somewhat in the process. Many economists continue to expect U.S. economic conditions consistent with a soft-landing as the economy decelerates into early next year. However, persistent inflation may force additional Fed rate hikes, raising the odds of a mild recession in 2024. The tight labor market, with 1.5 job openings per unemployed worker in July, is likely to ease in coming months, and the restart of student loan payments and tougher lending standards should further decelerate economic activity. Higher borrowing costs continue to present a risk to the economy, with consumer and business budgets accounting for higher interest costs. In addition, federal debt service costs totaled 14% of federal spending as of July 2023. Nonetheless, interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will likely continue to impact our results throughout the remainder of 2023 and possibly into 2024.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At September 30, 2023, the Bank has eighteen full-service locations.

Net income for the nine month period ended September 30, 2023 was $31.27 million compared to $35.72 million for the same nine months of 2022, a decrease of $4.45 million or 12.45%.  The principal factors in the decrease in net income for the first nine months of 2023 were an increase in credit loss expense of $6.70 million and an increase in noninterest expense of $2.09 million, offset by an increase in net interest income of $2.13 million.

The Company achieved a return on average assets of 1.07% and a return on average equity of 10.01% for the twelve months ended September 30, 2023, compared to the twelve months ended September 30, 2022, which were 1.05% and 9.85%, respectively. The return on average assets and return on average equity for the nine months ended September 30, 2023 were 1.03% and 9.58%, respectively, compared to the nine months ended September 30, 2022, which were 1.19% and 11.28%, respectively.  Dividends of $1.05 per share were paid in January 2023 to 2,718 shareholders.  The dividend paid in January 2022 was $1.00 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 2.92% for the nine months ended September 30, 2023 compared to 2.92% for the same nine months of 2022.  Average earning assets were $4.022 billion year to date in 2023 and $3.924 billion in 2022.

Highlights noted on the balance sheet as of September 30, 2023 for the Company included the following:

•Total assets were $4.246 billion, an increase of $265.25 million since December 31, 2022.
•Cash and cash equivalents were $109.61 million, an increase of $72.97 million since December 31, 2022. The majority of the increase can be attributed to approximately $100 million of temporary public funds.
•Net loans were $3.320 billion, an increase of $251.70 million since December 31, 2022. The increase is primarily attributable to approximately $99.94 million growth in land development and commercial construction loans, $16.51 million growth in farmland mortgages, $89.87 million growth in 1-4 family mortgages, $23.69 million in commercial and financial loans and $22.77 million growth in multi-family mortgages since December 31, 2022. Loans held for sale increased $2.57 million since December 31, 2022.
•Deposits increased $5.93 million since December 31, 2022.
•Borrowings have increased $241.94 million since December 31, 2022, primarily to fund loan growth during 2023.

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

The following table sets forth the composition of the loan portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$108,275	3.22%	$112,705	3.63%
Commercial and financial	293,261	8.72	269,568	8.67
Real estate:
Construction, 1 to 4 family residential	82,495	2.45	92,408	2.97
Construction, land development and commercial	296,177	8.80	196,240	6.31
Mortgage, farmland	273,084	8.11	256,570	8.25
Mortgage, 1 to 4 family first liens	1,205,185	35.82	1,130,989	36.40
Mortgage, 1 to 4 family junior liens	140,625	4.18	124,951	4.02
Mortgage, multi-family	459,721	13.67	436,952	14.06
Mortgage, commercial	418,433	12.44	402,842	12.96
Loans to individuals	40,275	1.20	36,675	1.18
Obligations of state and political subdivisions	46,631	1.39	48,213	1.55
	$3,364,162	100.00%	$3,108,113	100.00%
Net unamortized fees and costs	349		308
	$3,364,511		$3,108,421
Less allowance for credit losses	48,400		41,440
	$3,316,111		$3,066,981

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

The following table presents the allowance for credit losses as of September 30, 2023 and December 31, 2022 by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans:

	September 30, 2023			December 31, 2022
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,410	4.98%	3.22%	$2,542	6.13%	3.63%
Commercial and financial	7,692	15.89	8.72	6,259	15.10	8.67
Real estate:
Construction, 1 to 4 family residential	1,939	4.01	2.45	1,111	2.68	2.97
Construction, land development and commercial	5,258	10.86	8.80	3,078	7.43	6.31
Mortgage, farmland	3,219	6.65	8.11	2,989	7.21	8.25
Mortgage, 1 to 4 family first liens	13,503	27.90	35.82	11,147	26.91	36.40
Mortgage, 1 to 4 family junior liens	3,502	7.23	4.18	3,061	7.39	4.02
Mortgage, multi-family	4,143	8.56	13.67	4,435	10.70	14.06
Mortgage, commercial	5,265	10.88	12.44	4,981	12.02	12.96
Loans to individuals	1,190	2.46	1.20	1,397	3.37	1.18
Obligations of state and political subdivisions	279	0.58	1.39	440	1.06	1.55
	$48,400	100.00%	100.00%	$41,440	100.00%	100.00%

The allowance for credit losses (ACL) totaled $48.40 million at September 30, 2023 compared to the allowance of $41.44 million at December 31, 2022. The percentage of the allowance to outstanding loans was 1.44% and 1.33% at September 30, 2023 and December 31, 2022, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding. The changes in the ACL in 2023 compared to December 31, 2022 is the result of the following factors: slight increase in the forecasted Iowa unemployment used in the ACL calculation which resulted in an increase of $0.32 million; increase in loan

Index

HILLS BANCORPORATION
volume which resulted in an increase of $1.45 million; changes in prepayment and curtailment rates resulting in an increase of $0.73 million; increase in the individually analyzed loans reserve of $3.44 million; changes in qualitative factors determined necessary by management which resulted in a decrease of $1.01 million and an increase in other changes of $2.03 million, primarily increased charge-offs leading to higher loss rates.

The adequacy of the allowance is reviewed quarterly and adjusted as appropriate after consideration has been given to the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition. The growth of the loan portfolio and the trends in nonperforming loans are significant elements in the determination of the provision for credit losses.  Quantitative factors include the Company’s historical loss experience, which is then adjusted for levels and trends in past due, levels and trends in charged-off and recovered loans, trends in volume growth, trends in nonperforming loans, trends in modified loans, local economic trends and conditions, industry and other conditions, and effects of changing interest rates.

Management has determined that the allowance for credit losses was adequate at September 30, 2023, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry data. This review encompasses levels of total collateral-dependent loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Investment securities available for sale held by the Company decreased by $80.37 million from December 31, 2022 to September 30, 2023.  The fair value of securities available for sale was $61.43 million less than the amortized cost of such securities as of September 30, 2023.  The decrease in investment securities is due to unrealized losses from the increases in interest rates over the last two years as well as the Company utilizing investment maturities to fund loan growth the last two years. At December 31, 2022, the fair value of the securities available for sale was $54.20 million less than the amortized cost of such securities.

Deposits increased $5.93 million in the first nine months of 2023. The increase can be attributed to approximately $100 million of temporary public funds received in September 2023. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $24.10 million as of September 30, 2023 with an average rate of 5.35%.  Brokered deposits were $31.74 million as of December 31, 2022 with an average interest rate of 2.60%. As of September 30, 2023 and December 31, 2022, brokered deposits were 0.72% and 0.95% of total deposits, respectively.

There were $364 million and $40 million of Federal Home Loan Bank (FHLB) borrowings as of September 30, 2023 and December 31, 2022, respectively. There were no Federal Funds purchased as of September 30, 2023 and $82.06 million as of December 31, 2022. It is expected that the FHLB and Federal Funds funding sources will be considered in the future if loan growth continues to exceed core deposit increases and the interest rates on funds borrowed from the FHLB and Federal Funds are favorable compared to other funding alternatives. Also, the Bank Term Funding Program was established by the Federal Reserve in March 2023 to provide an additional source of liquidity against high-quality securities. As of September 30, 2023, the Company had no borrowings from the Bank Term Funding Program though has provided investment securities as collateral for potential future funding needs.

Dividends and Equity

In January 2023, Hills Bancorporation paid a dividend of $9.69 million or $1.05 per share.  The dividend paid in January 2022 was $1.00 per share. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of September 30, 2023 totaled $445.33 million.

The Company elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Company is required to maintain a CBLR of greater than 9%, as measured by dividing the Bank's Tier 1 capital by its average total consolidated assets. As of September 30, 2023 and December 31, 2022, the Company had regulatory capital in excess of the Federal Reserve’s minimum

Index

HILLS BANCORPORATION
and well-capitalized definition requirements. The actual amounts and capital ratios as of September 30, 2023 and December 31, 2022 are presented below (amounts in thousands):

	Actual
	Amount of Tier 1 Capital	Ratio
As of September 30, 2023:
Company:
Community Bank Leverage ratio	$534,230	12.88%

Bank:
Community Bank Leverage ratio	536,634	12.94

	Actual
	Amount of Tier 1 Capital	Ratio
As of December 31, 2022:
Company:
Community Bank Leverage ratio	$517,831	13.27%

Bank:
Community Bank Leverage ratio	520,149	13.33

Index

HILLS BANCORPORATION
Discussion of operations for the nine months ended September 30, 2023 and 2022

Net Income Overview
Total net income was $31.27 million in 2023 and $35.72 million in the comparable period in 2022, a decrease of $4.45 million or 12.45%.  The change in net income in 2023 from the first nine months of 2022 was primarily the result of the following:

•Net interest income increased by $2.13 million, before credit loss expense.
•For the nine months ended September 30, 2023, credit loss expense was $9.97 million. This represents an increase in expense of $6.70 million from the credit loss expense of $3.27 million for the nine months ended September 30, 2022.
•Noninterest income increased by $0.12 million.
•Noninterest expenses increased by $2.09 million.
•Income tax expense decreased by $2.10 million.
For the nine month period ended September 30, 2023 and September 30, 2022 basic earnings per share was $3.40 and $3.85, respectively. Diluted earnings per share was $3.40 for the nine months ended September 30, 2023 compared to $3.85 for the same period in 2022.

The Company’s net income for the period was driven primarily by four factors.  The first factor is credit loss expense. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $3.320 billion at September 30, 2023. Credit loss expense was $9.97 million in 2023 compared to $3.27 million in 2022. The increase in expense when compared to the same period in 2022 is primarily attributable to the decreased credit quality in specific relationships leading to an increased allowance for credit losses for individually analyzed loans, increases in loan volume during 2023, and an increase in loss rates resulting from increased charge-off activity. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions and asset quality.

The second factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Company's earnings assets.  Net interest income of $86.32 million for the first nine months of 2023 was derived from the Company’s $4.022 billion of average earning assets during that period and its tax-equivalent net interest margin of 2.92%.  Average earning assets in the nine months ended September 30, 2022 were $3.924 billion and the tax-equivalent net interest margin was 2.92%. Net interest income for the Company increased primarily as a result of interest income on increased loan volume and rates partially offset by increased interest expense from increased interest rates, including on borrowings, certificates of deposit, and interest-bearing deposits. The Company expects net interest compression to impact earnings for the foreseeable future due to competition for loans and deposits. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets, increasing yield on loans and the ongoing interest rate stance of the Federal Reserve Board.

The third factor affecting the Company’s net income is noninterest income, primarily the increase in trust fees and service charges and fees income. Trust fees were $9.99 million and $9.34 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of 6.95%. This is primarily driven by the increase in assets under management of $0.322 billion from $2.102 billion as of September 30, 2022 to $2.424 billion as of September 30, 2023. Service charges and fees were $9.74 million and $9.44 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of 3.08%. This is primarily driven by increased overdraft and non-sufficient funds fees.

The fourth factor affecting the Company’s net income is noninterest expenses, primarily the increase in salaries and related employee benefits due to increased employee levels and annual compensation increases and increased FDIC insurance assessment expense from rate increases.

Index

HILLS BANCORPORATION

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. Net interest income on a tax equivalent basis increased $2.33 million for the nine months ended September 30, 2023 compared to the comparable period in 2022.  The increase was primarily attributable to higher interest income on increased loan volume and rates partially offset by increased interest expense from increased interest rates, including on borrowings, certificates of deposit, and interest-bearing deposits. The Company has continued to experience the migration of funds into time deposits with higher yields as well as increased borrowings leading to the increased interest expense. The net interest margin for the first nine months of 2023 was 2.92% compared to 2.92% in 2022 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2023 compared to the comparable period in 2022 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$476,931	0.65%	$13,803	$16,164	$29,967
Taxable securities	60,647	0.21	903	851	1,754
Nontaxable securities	968	0.41	16	637	653
Interest-bearing bank balances	(440,483)	4.29	(2,421)	481	(1,940)
	$98,063		$12,301	$18,133	$30,434

Interest expense:
Interest-bearing demand deposits	$(139,732)	0.72%	$278	$(5,275)	$(4,997)
Savings deposits	(169,258)	0.52	280	(4,007)	(3,727)
Time deposits	135,309	1.36	(1,481)	(7,156)	(8,637)
Fed funds borrowed/FHLB overnight	228,563	3.85	(2,407)	(6,593)	(9,000)
FHLB Borrowings	$42,154	5.44	(1,741)	—	(1,741)
	$97,036		$(5,071)	$(23,031)	$(28,102)
Change in net interest income			$7,230	$(4,898)	$2,332

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2023	2022
Yield on average interest-earning assets	4.20%	3.27%
Rate on average interest-bearing liabilities	1.73	0.48
Net interest spread	2.47%	2.79%
Effect of noninterest-bearing funds	0.45	0.13
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	2.92%	2.92%

Index

HILLS BANCORPORATION

In pricing loans and deposits, the Company considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met six times during the first nine months of 2023.  The federal funds target rate increased to 5.50% as of September 30, 2023 from 3.25% as of the same period in 2022.  Interest rates on loans are generally affected by the federal funds target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of September 30, 2023, the rate indexes for the one, three and five year indexes were 5.46%, 4.80% and 4.60%, respectively.  The one year index increased 34.81% from 4.05% at September 30, 2022, the three year index increased 12.94% and the five year index increased 13.30%.  The three year index was 4.25% and the five year index was 4.06% at September 30, 2022.

Credit Loss Expense

Credit loss expense was $9.97 million for the nine months ended September 30, 2023 compared to $3.27 million in 2022, an increase of expense of $6.70 million.  Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Company's loan portfolio.

A significant component of the Company's approach to estimating expected credit losses are economic forecasts such as Iowa unemployment, all-transactions house price index for Iowa and Iowa real gross domestic product. The increase in expense when compared to the same period in 2022 is primarily attributable to the decreased credit quality in specific relationships leading to an increased allowance for credit losses for individually analyzed loans, increases in loan volume during 2023, and an increase in loss rates resulting from increased charge-off activity.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented.  For the nine months ended September 30, 2023 and 2022, recoveries were $1.22 million and $1.70 million, respectively; and charge-offs were $4.23 million in 2023 and $1.19 million in 2022.  The allowance for credit losses totaled $48.40 million at September 30, 2023 compared to $41.44 million as of December 31, 2022. The allowance represented 1.44% and 1.32% of loans held for investment at September 30, 2023 and December 31, 2022.

Noninterest Income

The following table sets forth the various categories of noninterest income for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$1,135	$1,377	$(242)	(17.57)%
Trust fees	9,987	9,338	649	6.95
Service charges and fees	9,735	9,444	291	3.08
Other noninterest income	238	814	(576)	(70.76)
	$21,095	$20,973	$122	0.58

Trust fees were $9.99 million and $9.34 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of 6.95%. This is primarily driven by the increase in assets under management of $0.322 billion from $2.102 billion as of September 30, 2022 to $2.424 billion as of September 30, 2023.

Other noninterest income decreased $0.58 million for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to the decrease in tax credit real estate investments based on the investments year-end audited financial statements.

Other noninterest income categories experienced marginal period-to-period fluctuations for the nine months ended September 30, 2023.

Index

HILLS BANCORPORATION
Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$33,370	$31,990	$1,380	4.31%
Occupancy	3,418	3,265	153	4.69
Furniture and equipment	5,190	5,150	40	0.78
Office supplies and postage	1,355	1,377	(22)	(1.60)
Advertising and business development	2,095	1,874	221	11.79
Outside services	9,587	9,407	180	1.91
FDIC insurance assessment	1,340	815	525	64.42
Other noninterest expense	1,419	1,802	(383)	(21.25)
	$57,774	$55,680	$2,094	3.76

In the nine months ended September 30, 2023, salaries and benefits increased $1.38 million compared to the same period in 2022. The increase is primarily the result of increased employee levels and annual compensation increases.

In the nine months ended September 30, 2023, FDIC insurance assessment expense increased $0.53 million due to rate increases beginning in the first quarter of 2023.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the nine months ended September 30, 2023.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2023 and 2022

Net Income Overview

Net income decreased $6.50 million for the three months ended September 30, 2023 compared to the same period in 2022.  Total net income was $7.24 million in 2023 and $13.74 million in the comparable period in 2022, a decrease of (47.28)%.  For the three month periods ended September 30, 2023 and 2022 basic earnings per share was $0.79 and $1.48, respectively. Diluted earnings per share was $0.79 for the three months ended September 30, 2023 compared to $1.48 for the same period in 2022.

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. Net interest income on a tax equivalent basis decreased $1.98 million for the three months ended September 30, 2023 compared to the comparable period in 2022. The decrease was a result of higher interest expense attributable to higher rates on interest-bearing demand and savings deposits, time deposits and borrowings partially offset by higher loan volume and interest rates. The Company has continued to experience the migration of funds into time deposits with higher yields as well as increased borrowings leading to the increased interest expense. The net interest margin for the three months ended September 30, 2023 was 2.81% compared to 3.15% in 2022 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2023 compared to the comparable period in 2022 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$464,874	0.73%	$4,703	$6,157	$10,860
Taxable securities	(30,558)	0.14	(96)	151	55
Nontaxable securities	(4,612)	0.29	(27)	166	139
Interest-bearing bank balances	(231,903)	3.01	(1,311)	75	(1,236)
	$197,801		$3,269	$6,549	$9,818

Interest expense:
Interest-bearing demand deposits	$(141,780)	0.67%	$148	$(1,536)	$(1,388)
Savings deposits	(214,794)	0.53	167	(1,275)	(1,108)
Time deposits	227,812	1.74	(852)	(3,434)	(4,286)
Fed funds borrowed/FHLB overnight	250,020	2.90	(1,574)	(1,811)	(3,385)
FHLB Borrowings	110,738	5.75	(1,628)	—	(1,628)
	$231,996		$(3,739)	$(8,056)	$(11,795)
Change in net interest income			$(470)	$(1,507)	$(1,977)

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2023	2022
Yield on average interest-earning assets	4.35%	3.53%
Rate on average interest-bearing liabilities	2.08	0.58
Net interest spread	2.27%	2.95%
Effect of noninterest-bearing funds	0.54	0.20
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	2.81%	3.15%

Credit Loss Expense

Credit loss expense was $6.93 million for the three months ended September 30, 2023 compared to a credit loss benefit of $(0.34) million in 2022, an increase of expense of $7.26 million. The increase in credit loss expense when compared to the same period in 2022 is primarily attributable to increases in specific reserves on certain individual loans for the quarter ended September 30, 2023. Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio. A significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment, all-transactions house price index for Iowa and Iowa real gross domestic product.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented.  For the three months ended September 30, 2023 and 2022, recoveries were $0.60 million and $0.47 million, respectively; and charge-offs were $2.80 million in 2023 and $0.40 million in 2022.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$547	$240	$307	127.92%
Trust fees	3,310	2,859	451	15.77
Service charges and fees	3,354	3,282	72	2.19
Other noninterest income	159	164	(5)	(3.05)
	$7,370	$6,545	$825	12.61

Noninterest income categories experienced marginal period-to-period fluctuations for the three months ended September 30, 2023.

Index

HILLS BANCORPORATION

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$11,039	$10,818	$221	2.04%
Occupancy	1,177	1,024	153	14.94
Furniture and equipment	1,815	1,770	45	2.54
Office supplies and postage	443	425	18	4.24
Advertising and business development	601	586	15	2.56
Outside services	3,468	3,491	(23)	(0.66)
FDIC insurance assessment	461	267	194	72.66
Other noninterest expense	662	650	12	1.85
	$19,666	$19,031	$635	3.34

All noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended September 30, 2023.

Index

HILLS BANCORPORATION

Income Taxes

Federal and state income tax expenses were $8.39 million and $10.49 million for the nine months ended September 30, 2023 and 2022, respectively. Income taxes as a percentage of income before taxes were 21.16% in 2023 and 22.70% in 2022.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 16.39% of the Company’s total assets at September 30, 2023 compared to 19.50% at December 31, 2022. The decrease in investment securities is due to unrealized losses from the increases in interest rates over the last two years as well as the Company utilizing investment maturities to fund loan growth the last two years. As of September 30, 2023, investment securities with a carrying value of $417.77 million were pledged to collateralize public and trust deposits and other borrowings.  As of December 31, 2022, investment securities with a carrying value of $9.13 million were pledged.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  Deposit inflows and outflows can vary widely based on prevailing market interest rates, competition, economic conditions, our business customers' liquidity needs and by recent developments in the financial services industry. Uninsured deposits as of September 30, 2023 and December 31, 2022 were approximately $801.01 million and $800.81 million, respectively, which comprised 23.82% and 23.85% of total deposits.

As of September 30, 2023, the Company had $364.00 million of outstanding borrowings from the Federal Home Loan Bank (“FHLB”) of Des Moines compared to $40.00 million as of December 31, 2022.  The Company had no Fed Funds purchased as of September 30, 2023 compared to $82.06 million of Fed Funds purchased as of December 31, 2022. These borrowings are used as a means of providing both long and short-term funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $801.32 million at September 30, 2023.

As additional sources of liquidity, the Company has the ability to borrow up to $100.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $175.00 million.  The borrowings under these credit lines would be secured by the Company’s investment securities.  In addition, the Company has the option of issuing short-, medium-, and long-term debt, should the Company decide to do so. The Bank Term Funding Program was established by the Federal Reserve in March 2023 to provide an additional source of liquidity against high-quality securities. As of September 30, 2023, the Company had no borrowings from the Bank Term Funding Program though has provided investment securities as collateral to borrow up to $300 million if necessary. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities, positive cash flows from operations, and both additional borrowing and brokered deposits capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2023.

Contractual Obligations

There have been no material changes with regard to contractual obligations disclosed in the Company’s Form 10-K for the year ended December 31, 2022.

Index

HILLS BANCORPORATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company's primary market risk exposure is to changes in interest rates.  Interest rate risk is the risk to current or anticipated earnings or capital arising from movements in interest rates.  Interest rate risk arises from repricing risk, basis risk, yield curve risk and options risk.  Repricing risk is the difference between the timing of rate changes and the timing of cash flows.  Basis risk is the difference from changing rate relationships among different yield curves affecting Bank activities.  Yield curve risk is the difference from changing rate relationships across the spectrum of maturities.  Option risk is the difference resulting from interest-related options embedded in Company products.  The Company’s primary source of interest rate risk exposure arises from repricing risk.  To measure this risk the Company uses a static gap measurement system that identifies the repricing gaps across the full maturity spectrum of the Company’s assets and liabilities and an earnings simulation approach.  The gap schedule is known as the interest rate sensitivity report.  The report reflects the repricing characteristics of the Company’s assets and liabilities.  The report details the calculation of the gap ratio.  This ratio indicates the amount of interest-earning assets repricing within a given period in comparison to the amount of interest-bearing liabilities repricing within the same period of time.  A gap ratio of 1.0 indicates a matched position, in which case the effect on net interest income due to interest rate movements will be minimal.  A gap ratio of less than 1.0 indicates that more liabilities than assets reprice within the time period, and a ratio greater than 1.0 indicates that more assets reprice than liabilities.

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

The Company's interest rate risk, as monitored by management, has not significantly increased since year-end. Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including domestic and local economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. The FOMC, with particular attention being given to ongoing supply chain disruptions, rising energy and commodity prices and the global economic impact of the Russia-Ukraine and Israeli-Palestinian conflicts, has signaled that additional increases may be appropriate if inflation pressures remain elevated or intensify. Further increases to prevailing interest rates could influence the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings. For instance, if our liabilities are positioned to reprice faster than our assets in a rising-rate environment, our net interest income could be detrimentally impacted as a result. Moreover, additional increases to the target range for the federal funds rate, combined with recent bank failures and ongoing geopolitical instability, raise the risk of economic recession. Any such downturn, especially in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.

Index

HILLS BANCORPORATION

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Inflationary Pressures in the global economy continue to persist

With the reopening of economies from strict COVID-19 lockdowns and the Ukraine war-induced increases in food, energy and other commodity prices, core inflation has risen sharply over the prior two year period and has become increasingly persistent. While inflationary pressures related to the cost of goods and services, including labor, generally have minimal direct impact on the Bank's financial condition or results of operation, such pressures do directly impact the ability of both our commercial and consumer borrowers to meet their own financial obligations as they come due, including their loan payments to the Company. In addition, while the Federal Reserve’s moves over the 2022 and 2023 fiscal years to raise interest rates in order to quell inflation appear to be working, such rapid increases in interest rates can have the impact of reducing demand for both the Company’s consumer and commercial products, as well as impact the ability of both our commercial and consumer borrowers to meet their own financial obligations as they come due, including their loan payments to the Company.

Index

We could experience an unexpected inability to obtain needed liquidity which could adversely affect our business, profitability, and viability as a going concern.

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The bank failures in 2023 exemplify the potentially catastrophic results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. We continually strive to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. If we become unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition, and results of operations.

Rising interest rates have decreased the value of the Company’s securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the prior two fiscal years, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the held-to-maturity portion of U.S. banks’ securities portfolios. While the Company does not currently intend to sell its securities, and none of the Company's securities are classified as held-to-maturity, if the Company were required to sell securities to meet liquidity needs, it may incur losses, which could negatively impact its profitability. Such a sale of securities, even if losses were incurred, would not further impair the Company's capital position. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

The proportion of our deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk in times of financial distress.

As of September 30, 2023, approximately 23.82% of our total deposits were not insured by the FDIC. Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present, and our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for non-deposit borrowings generally exceed the interest rates paid on deposits, and this spread may be exacerbated by higher prevailing interest rates.

We are constantly at risk of increased losses from fraud

Criminals are committing fraud at an increasing rate and are using more sophisticated techniques. In some cases, these individuals are part of larger criminal rings, which allow them to be more effective. Such fraudulent activity has taken many forms, ranging from debit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of clients through the use of falsified or stolen credentials. Additionally, an individual or business entity may properly identify itself, yet seek to establish a business relationship for the purpose of perpetrating fraud. An emerging type of fraud even involves the creation of synthetic identification in which fraudsters “create” individuals for the purpose of perpetrating fraud. Further, in addition to fraud committed directly against us, the Company may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology and multi-factor authentication, defray and reduce certain aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer and thereby commit fraud.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 to July 31	2,716	$66.00	2,716	671,021
August 1 to August 31	14,178	66.00	14,178	656,843
September 1 to September 30	10,805	66.00	10,805	646,038
Total	27,699	$66.00	27,699	646,038

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

HILLS BANCORPORATION

Date:	November 3, 2023	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	November 3, 2023	By: /s/ Anthony V. Roetlin
Anthony V. Roetlin, Treasurer, Chief Financial Officer and Chief Accounting Officer