Form 10-K
period 2023-12-31
HILLS BANCORPORATION
filed 2024-03-05
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   October 1, 2023  to December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023, based on the most recent sale price of $68.00 per share, and 7,670,102 shares held was $521,566,969.  Common stock held by non-affiliates excludes 1,503,035 shares held by directors, executive officers, and under the Registrant’s Employee Stock Ownership Plan.

The number of shares outstanding of the Registrant's common stock as of February 29, 2024 is 9,104,659 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement dated March 15, 2024 for the Annual Meeting of the Shareholders of the Registrant to be held April 15, 2024 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

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

Lending Activities

Real Estate Loans

Real estate loans totaled $2.929 billion and comprised 85.18% of the Bank’s loan portfolio as of December 31, 2023.  The Bank’s real estate loans include construction loans and mortgage loans.

Mortgage Loans.  The Bank offers residential, commercial and agricultural real estate loans.  As of December 31, 2023, mortgage loans totaled $2.535 billion and comprised 73.72% of the Bank’s loan portfolio.

Residential real estate loans totaled $1.366 billion and were 39.72% of the Bank’s loan portfolio as of December 31, 2023.  These loans include first and junior liens on 1 to 4 family residences.  The Bank originates 1 to 4 family mortgage loans to individuals and businesses within its trade area.  The Bank sells certain mortgage loans to third parties on the secondary market.  For the loans sold on the secondary market, the Bank does not retain any percentage of ownership or servicing rights.  Interest rates for residential real estate mortgages are determined by competitive pricing factors on the secondary market and within the Bank’s trade area.  Collateral for residential real estate mortgages is generally the underlying property.  Generally, repayment of these loans is from monthly principal and interest payments from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets that the Bank serves.

Commercial real estate loans totaled $416.67 million and were 12.12% of the Bank’s loan portfolio at December 31, 2023.  The Bank originates loans for commercial properties to individuals and businesses within its trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  The Bank offers both fixed and variable rate loans for commercial real estate.

Multi-family real estate loans totaled $471.01 million and were 13.70% of the Bank’s loan portfolio at December 31, 2023.  Multi-family real estate loans are made to individuals and businesses in the Bank’s trade area.  These loans are primarily secured by properties such as apartment complexes.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  Generally, interest rates for multi-family loans are fixed for the loan term.

Mortgage loans secured by farmland totaled $281.16 million and were 8.18% of the Bank’s loan portfolio at December 31, 2023.  Loans for farmland are made to individuals and businesses within the Bank’s trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less.  Generally, interest rates are fixed for mortgage loans secured by farmland.

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

As of December 31, 2023, construction loans for personal residences totaled $80.25 million and were 2.33% of the Bank’s loan portfolio.  Construction loans for land development and commercial projects totaled $313.88 million and were 9.13% of the Bank’s loan portfolio.  In total, construction loans totaled $394.13 million and were 11.46% of the Bank’s loan portfolio as of December 31, 2023.

Commercial and Financial Loans

The Bank’s commercial and financial loan portfolio totaled $307.19 million and comprised 8.93% of the total loan portfolio at December 31, 2023.  The Bank’s commercial and financial loans include loans to contractors, retailers and other businesses.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment.  Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower.  Terms of commercial and financial loans generally range from one to five years.  Interest rates for commercial loans can be fixed or variable.

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

Agricultural Loans

Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations.  These loans totaled $115.79 million and constituted 3.37% of the total loan portfolio at December 31, 2023.  Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery.  The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations.  The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.  Agricultural loans generally have a term of one year and may have a fixed or variable rate.

Consumer Lending

The Bank offers consumer loans including personal loans and automobile loans.  These consumer loans typically have shorter terms and lower balances.  At December 31, 2023, consumer loans totaled $40.21 million and were 1.17% of the Bank’s total loan portfolio.

Loans to State and Political Subdivisions

Loans to State and Political Subdivisions include only tax-exempt loans. These loans totaled $46.45 million and comprised 1.35% of the Bank’s total loan portfolio at December 31, 2023.

Deposit Activities

The Bank’s primary funding source for its loan portfolio and other investments consist of the acceptance of demand, savings and time deposits.

Average Daily Balances

The following table shows average balances of assets, liabilities and stockholders’ equity:

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31,
	2023	2022	2021
	(Amounts In Thousands)
ASSETS
Noninterest-bearing cash and cash equivalents	$31,036	$31,193	$30,957
Interest-bearing cash and cash equivalents	15,559	352,723	751,169
Taxable securities	556,100	517,445	246,550
Nontaxable securities	247,234	246,577	223,770
Federal funds sold	126	247	172
Loans, net	3,237,296	2,787,415	2,644,701
Property and equipment, net	33,564	33,892	35,115
Other assets	6,462	15,614	48,329
	$4,127,377	$3,985,106	$3,980,763
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$607,510	$647,286	$578,931
Interest-bearing demand deposits	962,148	1,105,811	1,062,059
Savings deposits	990,168	1,163,316	1,093,560
Time deposits	742,855	566,888	643,934
Other short-term borrowings, including Bank Term Funding Program and federal funds purchased	214,256	3,648	6
FHLB borrowings	94,373	2,043	101,895
Noninterest-bearing other liabilities	25,724	23,838	25,621
Redeemable common stock held by Employee Stock Ownership Plan	47,932	50,512	48,671
Stockholders' equity	442,411	421,764	426,086
	$4,127,377	$3,985,106	$3,980,763

Other Information
The Bank’s business is not seasonal.  As of December 31, 2023, the Company had two employees per the table below and the Bank had 474 full-time and 43 part-time employees.

For additional discussion of the impact of the economy on the financial condition and results of operations of the Company, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Officers of the Registrant

The executive officers of the Company and the Bank, along with their respective ages and positions held, are identified in the table below.

Name	Age	Position
Company
Dwight O. Seegmiller	71	Mr. Seegmiller, who joined the Company in 1975, has served as its President since 1986. Prior to 1986, Mr. Seegmiller was the Senior Vice President of Lending.

Anthony V. Roetlin	56	Mr. Roetlin has held the position of Treasurer, Senior Vice President, Chief Financial Officer and Principal Financial Officer since December 2022.

Bank
Shelley R. Asher	45	Ms. Asher has held the position of Senior Vice President, Director of Operations since June 2021.

Becky L. DeWaard	63	Ms. DeWaard has held the position of Senior Vice President, Director of Human Resources since March 2021.

Lindsey A. Dozier	41	Ms. Dozier has held the position of Senior Vice President, Director of Relationship Banking since October 2023.

Timothy D. Finer	62	Mr. Finer has held the position of Director of Commercial Banking since January 2023. Prior to 2023, Mr. Finer held the position of Senior Vice President, Director of Lending.

Brian R. Globokar	50	Mr. Globokar has held the position of Senior Vice President, Director of Trust and Wealth Management Services since 2020.

Kenneth W. Hinrichs	50	Mr. Hinrichs has held the position of Senior Vice President, Director of Digital and Data Strategy since September 2023. Previously, Mr. Hinrichs held the positions of Senior Vice President, Director of Digital Strategy and Systems and Director of Operations and Digital Banking.

Neal T. Marple	54	Mr. Marple has held the position of Senior Vice President, Director of Information Services since November 2019.

Kenza B. Nelson	44	Ms. Nelson has held the position of Senior Vice President, General Counsel since May 2020.

Matt D. Olson	42	Matt Olson has held the position of Senior Vice President, Director of Mortgage Lending since January 2022.

Lisa A. Shileny	47	Ms. Shileny has held the position of President of the Bank since November 2022 and the position of Chief Operating Officer since December 2021. Previously, Ms. Shileny held the position of Senior Vice President, Director of Administration since 2019 and Senior Vice President, General Counsel from 2016 to 2019.

MARKET AREA

Johnson County

The Bank’s trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa.  These communities have a combined population of approximately 122,500.  Johnson County, Iowa has a population of approximately 157,700.  The University of Iowa in Iowa City has approximately 31,500 students and 30,500 full and part-time employees, including 11,600 employees of The University of Iowa Hospitals and Clinics.

Linn County

The Bank's trade area includes the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa.  Lisbon has a population of approximately 2,200 and Mount Vernon, located two miles from Lisbon, has a population of approximately 4,600. Both communities are within easy commuting distances to Cedar Rapids and Iowa City, Iowa.  Cedar Rapids has a metropolitan population of approximately 180,100 including approximately 42,400 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and 25 miles north of Iowa City on Interstate 380.  The total population of Linn County is approximately 231,000.  The largest employer in the Cedar Rapids area is Collins Aerospace, manufacturer of communications instruments, with approximately 9,000 employees.

Washington County

The Bank's trade area includes the Washington County, Iowa communities of Kalona, Washington and Wellman, Iowa.  Kalona is located approximately 14 miles north of Washington. Wellman is located approximately 5 miles west of Kalona.  Kalona has a population of approximately 2,900, Washington has a population of approximately 7,400 and Wellman has a population of approximately 1,500.  The population of Washington County is approximately 22,600.  Kalona, Washington and Wellman are primarily agricultural communities, but are located within easy driving distance for employment in Iowa City, Coralville and North Liberty.

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

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson, Linn and Washington County.  A comparison of the number of office locations and deposits in the three counties as of June, 2023 (most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County		Washington County
	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)
Hills Bank and Trust Company	8	$2,213	7	$747	3	$324
Branches of largest competing national bank	4	374	5	880	—	—
Largest competing independent bank	6	1,371	5	1,622	2	374
Largest competing credit union (1)	6	8,791	4	1,324	1	1
All other bank and credit union offices	24	1,113	81	3,949	7	246
Total Market in County	48	$13,862	102	$8,522	13	$945

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

The Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9%. As of December 31, 2023, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirement, with a CBLR of 12.77%.

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

Deposit Insurance. The deposits of the Bank are insured up to regulatory limits set by the FDIC, and, accordingly in 2023, were subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and effective on April 21, 2006.  The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment).  The amount assessed to each institution is based on the average total assets of the Company less average tangible equity as well as the degree of risk the institution poses to the DIF.  The FDIC assesses higher rates to those institutions that pose greater risks to the insurance fund.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.  The current annualized assessment rate is 5.00 basis points.

Capital Requirements.  The Bank is an insured state bank, incorporated under the laws of the state of Iowa.  As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent.  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.50% plus a fully-funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for credit losses less any intangible assets. At December 31, 2023, the Community Bank Leverage Ratio of the Bank was 12.82% and exceeded the ratio required by the Superintendent.

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

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2023 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2023:
Company:
Community Bank Leverage Ratio	$539,815	12.77%	9.00%

Bank:
Community Bank Leverage Ratio	541,566	12.82	9.00

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

Dividends.  The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2023.  Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of total risk-based capital to assets of 9.0%, $161.36 million of the Bank’s Tier 1 capital of $541.57 million as of December 31, 2023, is available for the payment of dividends to the Company. Also, the capital conservation buffer discussed previously could limit the amount of payment of dividends if the Company fails to maintain required capital levels.

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

Inflationary pressures in the global economy continue to persist.

With the increases in food, energy and other commodity prices, core inflation has risen sharply over the prior two year period and has become increasingly persistent. While inflationary pressures related to the cost of goods and services, including labor, generally have minimal direct impact on the Bank's financial condition or results of operation, such pressures do directly impact the ability of both our commercial and consumer borrowers to meet their own financial obligations as they come due, including their loan payments to the Company. In addition, while the Federal Reserve’s moves over the 2022 and 2023 fiscal years to raise interest rates in order to quell inflation appear to be working, such rapid increases in interest rates can have the impact of reducing demand for both the Company’s consumer and commercial products, as well as impact the ability of both our commercial and consumer borrowers to meet their own financial obligations as they come due, including their loan payments to the Company.

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

As of December 31, 2023, approximately 21.14% of our total deposits were not insured by the FDIC. Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present, and our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for non-deposit borrowings generally exceed the interest rates paid on deposits, and this spread may be exacerbated by higher prevailing interest rates.

We are constantly at risk of increased losses from fraud.

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

We may be adversely affected by economic conditions in the local economies in which we conduct our operations, and in the United States in general, including global economic, geopolitical instability, inflationary risks and other global pandemics.

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

We maintained a balance of $779.42 million, or 17.95% of our assets, in investment securities at December 31, 2023. Changes in market interest rates may affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that may reduce our stockholders' equity. Available-for-sale (AFS) debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For AFS debt securities, a decline in fair value due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis. In assessing whether the impairment of investment securities is due to credit losses, we consider if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, other available relevant information, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, commercial, construction and residential loans, and such loans are concentrated in the Bank’s trade area.  As of December 31, 2023, 85.18% of our loans had real estate as a primary component of collateral.  The market value of real estate may fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.  Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower could adversely impact the future cash flow and market values of the affected properties.

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

As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  These sources include brokered money markets and certificates of deposit, federal funds purchased, lines of credit, the Bank Term Funding Program through the Federal Reserve, and Federal Home Loan Bank advances.  Negative operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity.  Our financial flexibility could be constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our results of operations and financial condition would be adversely affected.

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

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity.

Description of Processes for Assessing, Identifying and Managing Cybersecurity Risks

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

We maintain a cybersecurity program for assessing, identifying and managing material risks from cybersecurity threats. This program includes processes that are modeled after the National Institute of Standards and Technology’s Cybersecurity Framework and focuses on using business drivers to guide cybersecurity activities. This program is managed by a team of full-time employees, overseen by our Information Security Officer, as part of our Information Services team. Our Information Services team is tasked with conducting our day-to-day information technology operations. Furthermore, we consider cybersecurity risks as part of, and have incorporated our cybersecurity program into, our overall risk management processes.

We seek to use a defense-in-depth approach for cybersecurity management, layers of technology, policies and training at all levels of the enterprise designed to keep our assets secure and operational. We use various processes as part of our efforts to maintain the confidentiality, integrity and availability of our systems, including security threat intelligence, incident response, identity and access management, endpoint extended detection and response protection, network segmentation, data encryption, and event monitoring. In an effort to validate the effectiveness of our cybersecurity program and assess such program’s compliance with legal and regulatory requirements, we engage third-party service providers to perform audits, assessments and penetration tests.

Cybersecurity awareness among our employees is promoted with regular training and awareness programs. All employees who have access to our systems are required to undergo annual cybersecurity training and, each year, our employees must review and acknowledge our cybersecurity policies. Further, our Information Systems team is trained to understand how to manage, use and protect personally identifiable information. User access controls have been implemented to limit unauthorized access to sensitive information and critical systems. Employees are required to use multifactor authentication and keep their passwords confidential, among other measures.

We recognize that third-party service providers may introduce cybersecurity risks. In an effort to mitigate these risks, before contracting with certain technology service providers, when possible, we conduct due diligence to evaluate their cybersecurity capabilities. Additionally, we endeavor to include cybersecurity requirements in our contracts with these providers and to require them to adhere to security standards and protocols.

Finally, we maintain cybersecurity insurance coverage.

Impact of Risks from Cybersecurity Threats

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

Board of Directors’ Oversight and Management’s Role

Our Information Systems team is responsible for our efforts to comply with applicable cybersecurity standards, establish effective cybersecurity protocols and protect the integrity, confidentiality and availability of our Information Systems infrastructure. This team is responsible for cybersecurity threat prevention, detection, mitigation and remediation for the combined organization. Our cyber incident response plan requires all detections of suspicious activity in our Information Systems environment to escalate that activity to our Information Security Team who then evaluates the threat. Management (including representatives from the legal, operations, human resources, Information Systems and risk management departments) is notified by the Information Services team whenever a discovered cybersecurity incident may potentially have a significant impact on our business operations.

Our Board of Directors has delegated the responsibility for the oversight of cybersecurity risks to the Information Security and Technology Committees, which are ultimately responsible for assessing and managing our material risks from cybersecurity threats. The Information Security team and the Information Security Committee provide periodic cybersecurity program updates to senior management and to the Board. Management also updates the Board as new risks are identified and the steps taken to mitigate such risks.

Item 2.	Properties

The Company's office and the main office of the Bank are located at 131 E. Main Street, Hills, Iowa.  This is a brick building containing approximately 45,000 square feet. A portion of the building was built in 1977, a two-story addition was completed in 1984, and a two-story brick addition was completed in February 2001. The majority of the Bank’s operations and administrative functions are located in Hills, Iowa.  The Bank operates its business from its main office and its 17 full service branches in the Iowa counties of Johnson, Linn and Washington.  The Bank owns its main office complex and 14 of its branch offices.  Three of the Bank’s branches are leased.

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

As of January 31, 2024, the Company had 2,701 stockholders.  There is no established trading market for the Company's common stock, and the Company's stock is not actively traded.  Our common stock is not listed on the NASDAQ stock market or any other stock exchange. While there is no established public trading market for our common stock, our shares are currently quoted in the inter-dealer quotation, or “over-the-counter,” marketplace under the trading symbol “HBIA.”  The principal over-the-counter market is operated by OTC Markets Group, Inc., which provides quotes for the Company on its OTC Pink tier.

The high and low bid information for the Company’s stock for each quarter of the two most recent fiscal years, as reported by OTC Market Groups, Inc., is provided below.  The prices indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2023		2022
	High	Low	High	Low
1st quarter	$72.00	$68.00	$70.00	$66.50
2nd quarter	71.40	67.00	72.00	69.05
3rd quarter	67.00	64.50	71.50	70.05
4th quarter	76.50	64.33	71.43	70.65

In addition, based on the Company’s stock transfer records and information informally provided to the Company, stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price
2023	151,420	246	$72.00	$66.00	(1)
2022	180,065	215	$72.00	$68.00	(2)
2021	138,552	197	$68.00	$62.50	(3)

(1)2023 transactions included repurchases by the Company of 111,866 shares of stock under the 2005 Stock Repurchase Program.  2023 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $66.00 to $72.00 per share.
(2)2022 transactions included repurchases by the Company of 111,721 shares of stock under the 2005 Stock Repurchase Program.  2022 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $68.00 to $72.00 per share.
(3)2021 transactions included repurchases by the Company of 55,119 shares of stock under the 2005 Stock Repurchase Program.  2021 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $62.50 to $68.00 per share.

All transactions under the 2005 Stock Repurchase Program were at a price equal to the most recent quarterly independent appraisal of the shares of the Company's common stock. The most recent independent current quarterly appraisal value of the stock is $68.00 a share. The closing bid for the Company's stock on February 14, 2024 was $65.25 a share as reported by the OTC Markets Group, Inc.

The Company currently pays an annual dividend on its common stock to stockholders, and it expects to continue to maintain its annual dividend for the foreseeable future periods.

The following performance graph provides information regarding cumulative, five-year shareholder returns on an indexed basis of the Company's Common Stock compared to the NASDAQ Market Index prepared by MORNINGSTAR of Chicago, IL and a custom peer group of Midwest community banks. The latter index reflects the performance of bank holding companies operating principally in the Midwest in the following states: Iowa, Illinois, Kansas, Minnesota, Missouri, Nebraska, North Dakota, South Dakota and Wisconsin. The indexes assume the investment of $100 on December 31, 2018 in Company Common Stock, the NASDAQ Index and the Midwest Community Banks Index, with all dividends reinvested.

Hills Bancorporation Performance Graph (2018-2023)
300
275
250
225
200
175
150
125
100
2018
2019
2020
2021
2022
2023
Period Ending
HILLS BANCORPORATION
MIDWEST COMMUNITY BANKS
NASDAQ MARKET INDEX

	2018	2019	2020	2021	2022	2023
HILLS BANCORPORATION	$100.00	$107.99	$105.26	$113.68	$124.93	$116.19
MIDWEST COMMUNITY BANKS	$100.00	$125.31	$112.04	$147.24	$131.54	$129.22
NASDAQ MARKET INDEX	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17

Note regarding the performance graph: Cumulative five-year Shareholder returns on an indexed basis. The indexes assume the investment of $100 in year with all dividends reinvested.

The following table sets forth the Company’s equity compensation plan information as of December 31, 2023, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	5,805	$62.00	178,073
Equity compensation plans not approved by security holders	—	—	—
Total	5,805	$62.00	178,073

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

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2023:

Period in 2023	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31	12,966	$66.00	12,966	633,072
November 1 to November 30	6,771	66.00	6,771	626,301
December 1 to December 31	4,632	66.00	4,632	621,669
Total	24,369	$66.00	24,369	621,669

Item 6.     [Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion by management is presented regarding the financial results for the Company for the dates and periods indicated.  The discussion should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document. For a discussion on the comparison of results of operations for the years ended December 31, 2022 and 2021, refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Form 10-K filed with the SEC on March 3, 2023.

An overview of the year 2023 is presented following the section discussing a special note regarding forward looking statements.

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
•The effects of financial market disruptions and/or an economic recession, and monetary and other governmental actions designed to address such disruptions, recession, or pandemics.
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

Economic Environment

The global economy continues to shrug off elevated inflation and rising interest rates, though economic growth is likely to moderate into 2024. Global inflation may also continue to moderate slowly, with some supply constraints a key risk. After a strong first half, higher interest rates are likely to begin dampening U.S. consumer spending going in 2024 and temper inflation somewhat in the process. Many economists continue to expect U.S. economic conditions consistent with a soft-landing as the economy decelerates into early next year. However, persistent inflation may force additional Fed rate hikes, raising the odds of a mild recession in 2024. The tight labor market is likely to ease in coming months, and the restart of student loan payments and tougher lending standards should further decelerate economic activity. Higher borrowing costs continue to present a risk to the economy, with consumer and business budgets accounting for higher interest costs. In addition, federal debt service costs totaled 17% of federal spending as of January 2024. Nonetheless, interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will likely continue to impact our results into 2024.

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

The Company’s net income for 2023 was $38.18 million compared to $47.75 million in 2022 and $48.09 million in 2021. Diluted earnings per share were $4.16, $5.15, and $5.16 for the years ended December 31, 2023, 2022 and 2021, respectively.

The Bank’s net interest income is the largest component of the Bank’s revenue, and is a function of the average earning assets and the net interest margin percentage.  Net interest margin is the ratio of net interest income to average earning assets.  For the years ended December 31, 2023 and 2022, the Bank achieved a net interest margin of 2.86% and 3.00%, respectively. For the year ended December 31, 2023, net interest income on a tax equivalent basis decreased by $0.86 million. In 2023, interest income increased $16.00 million due to growth of $151.91 million in the Bank's average earning assets and increased $24.09 million due to increased interest rates. This was offset by increased interest expense of $24.22 million due to interest rate increases and $16.73 million due to increased volume of certificates of deposit and borrowings.

Highlights with respect to items on the Company’s balance sheet as of December 31, 2023 included the following:

•Total assets were $4.342 billion, an increase of $361.19 million since December 31, 2022, primarily due to loan growth as described further below.
•Cash and cash equivalents were $59.48 million, an increase of $22.84 million since December 31, 2022.
•Loans, net of allowance for credit losses and unamortized fees and costs, totaling $3.389 billion, an increase of $322.39 million since December 31, 2022. The increase is primarily attributable to growth of approximately $105.49 million in construction loans, $90.31 million in 1 to 4 family first mortgages, $19.57 million in junior mortgages, $34.06 million in multi-family mortgages, $37.62 million in commercial and financial loans and $24.59 million in farmland mortgages. Loans held for sale increased $.36 million since December 31, 2022.
•Deferred income tax assets were $21.27 million, a decrease of $2.79 million since December 31, 2022. The decrease is primarily attributable to lower unrealized losses on available for sale investments of $35.42 million as of December 31, 2023.
•Deposits decreased $74.59 million in 2023 to $3.283 billion primarily due to decreases in investment checking and savings accounts of approximately $324.82 million, decreases in brokered deposits and insured cash sweep (ICS) deposits of approximately $15.73 million, decrease of $47.05 million in non-interest bearing deposits, offset by an increase of $313.01 million in time deposits.
•Short-term borrowings increased $136.94 million as of December 31, 2023, consisting of $219.00 million of borrowings from the Bank Term Funding Program, compared to short-term borrowings of $82.06 million as of December 31, 2022, consisting of Federal Funds Purchased. FHLB borrowings increased $256.65 million as of December 31, 2023, compared to $40.00 million as of December 31, 2022. Borrowings were primarily used to fund strong loan growth and increased customer deposit usage.
•Stockholders’ equity increased $42.03 million to $470.29 million in 2023, with dividends having been paid in 2023 of $9.69 million.
Reference is made to Note 14 of the Company’s consolidated financial statements for a discussion of fair value measurements which relate to methods used by the Company in recording certain assets and liabilities on its consolidated financial statements.

The return on average equity was 8.63% in 2023 compared to 11.32% in 2022. The Company remains well-capitalized as of December 31, 2023 with a CBLR of 12.77%. The minimum regulatory guideline is 9%.  The Company paid a dividend per share of $1.05 in 2023, $1.00 per share in 2022 and $0.94 in 2021.

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

Financial Position

Year End Amounts	2023	2022	2021	2020	2019
	(Amounts In Thousands)
Total assets	$4,341,667	$3,980,481	$4,044,562	$3,782,362	$3,302,550
Investment securities	795,167	782,565	555,900	416,544	366,368
Loans held for sale	2,023	1,663	5,716	43,947	8,400
Loans, net	3,389,372	3,066,981	2,625,062	2,674,012	2,606,277
Deposits	3,282,780	3,357,367	3,533,994	3,192,568	2,661,364
Other short-term borrowings	219,000	82,061	249	—	—
Federal Home Loan Bank borrowings	296,648	40,000	—	105,000	185,000
Redeemable common stock	44,853	51,011	50,013	47,329	51,826
Stockholders' equity	470,286	428,260	438,450	416,076	375,211

Total assets at December 31, 2023 increased $361.19 million, or 9.07%, from the prior year-end. The largest growth in assets in 2023 occurred in net loans which increased $322.39 million for the year ended December 31, 2023.  Loans held for sale to the secondary market increased $0.36 million for the year ended December 31, 2023.  Loans held for investment represent the largest component of the Bank’s earning assets. Loans held for investment were $3.439 billion and $3.108 billion at December 31, 2023 and 2022, respectively.

The local economy that generated consistent demand for loans was a significant factor in the increase in net loans. Significant loan growth was noted in the following areas: approximately $105.49 million in construction loans, $90.31 million in 1 to 4 family first mortgages, $34.06 million in multi-family mortgages, $37.62 million in commercial financial loans, $24.59 million in farmland mortgages, and $19.57 million in junior mortgages. Given the current economic environment and the potential for a recession in 2024, the increase in net loans in 2023 may not continue into 2024, and as a result, may not be indicative of future performance.

On a net basis, the Company originated $337.69 million in loans to customers for the year ended December 31, 2023 compared to loans originated of $447.84 million for the year ended December 31, 2022. The Company has not historically engaged in significant participation activity and does not purchase participations from outside its established trade area.  The Company’s policy allows for the purchase or sale of participations related to existing customers or to participate in community development activity.  The Company held participations purchased of $17.04, $16.20 and $17.18 million as of December 31, 2023, 2022 and 2021, respectively.  The participations purchased were less than one percent of loans held for investment for each of the three years.

The Company did experience significant overall increases in its loans held for investment in 2023 compared to 2022 though the loan composition in 2023 remained comparable to 2022. Residential real estate loans, including first and junior liens, were $1,365.82 million and $1,255.94 million as of December 31, 2023 and 2022, respectively.  The dollar total of residential real estate loans increased 8.75% in 2023 and increased 22.66% in 2022.  Residential real estate loans were 39.72% of the loan portfolio at December 31, 2023 and 40.41% at December 31, 2022.  Agricultural loans, including production and mortgages, were $396.95 million and $369.28 million as of December 31, 2023 and 2022, respectively, an increase of 7.49% in 2023 compared to 2022. Agricultural loans represented 11.54% and 11.88% of the Company's loan portfolio as of December 31, 2023 and 2022, respectively. Construction loans were $394.13 million and $288.65 million as of December 31, 2023 and 2022, respectively, an increase of 36.54% in 2023 compared to 2022. Construction loans represented 11.46% and 9.29% of the Company's loan portfolio as of December 31, 2023 and 2022, respectively. Commercial and financial loans were $307.19 million and $269.57 million as of December 31, 2023 and 2022, respectively, an increase of 13.96% in 2023 compared to 2022. Commercial and financial loans represented 8.93% and 8.67% of the Company's loan portfolio as of December 31, 2023 and 2022, respectively. Multi-family real estate loans were $471.01 million and $436.95 million as of December 31, 2023 and 2022, respectively, an increase of 7.79% in 2023 compared to 2022. Multi-family real estate loans represented 13.70% and 14.06% of the Company's loan portfolio as of December 31, 2023 and 2022, respectively. Commercial real estate loans totaled $416.67 million at December 31, 2023, a 3.43% increase over the December 31, 2022 total of $402.84 million.  Commercial real estate loans increased 0.36% in 2022.  Commercial real estate loans represented 12.12% and 12.96% of the Company’s loan portfolio as of December 31, 2023 and 2022, respectively.  The Company monitors its commercial real estate level so that it does not have a concentration in that category that exceeds 300% of its capital.  Commercial real estate loan concentration was 186.24% of capital as of December 31, 2023.

The following table shows the composition of loans (before deducting the allowance for credit losses) as of December 31 for each of the last five years.  The table does not include loans held for sale to the secondary market.

	2023	2022	2021	2020	2019

Agricultural	$115,786	$112,705	$106,933	$94,842	$91,317
Commercial and financial	307,190	269,568	222,002	286,242	221,323
Real estate:
Construction, 1 to 4 family residential	80,255	92,408	80,486	71,117	80,209
Construction, land development and commercial	313,878	196,240	127,021	111,913	108,410
Mortgage, farmland	281,164	256,570	232,744	247,142	242,730
Mortgage, 1 to 4 family first liens	1,221,296	1,130,989	909,564	892,089	910,742
Mortgage, 1 to 4 family junior liens	144,524	124,951	114,342	127,833	149,227
Mortgage, multi-family	471,009	436,952	382,792	374,014	350,761
Mortgage, commercial	416,670	402,842	401,377	417,139	402,181
Loans to individuals	40,205	36,675	32,687	31,325	32,308
Obligations of state and political subdivisions	46,446	48,213	50,285	56,488	49,896
	$3,438,423	$3,108,113	$2,660,233	$2,710,144	$2,639,104
Net unamortized fees and costs	359	308	299	938	933
	$3,438,782	$3,108,421	$2,660,532	$2,711,082	$2,640,037
Less allowance for credit losses	49,410	41,440	35,470	37,070	33,760
	$3,389,372	$3,066,981	$2,625,062	$2,674,012	$2,606,277

There were no foreign loans outstanding for any of the years presented.

The following table shows the principal payments due on loans as of December 31, 2023:

	Amount Of Loans	Amounts Due in One Year Or Less (1)	Amounts Due in One To Five Years	Amounts Due in Five To Fifteen Years	Amounts Due in Over Fifteen Years
	(Amounts In Thousands)
Commercial and Agricultural	$1,985,951	$498,426	$1,211,265	$239,139	$37,121
Real Estate (2)	1,365,821	151,370	814,283	363,228	36,940
Other	86,651	6,706	34,721	22,029	23,195
Totals	$3,438,423	$656,502	$2,060,269	$624,396	$97,256

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$2,251,532	$504,457	$1,352,092	$298,841	$96,142
Variable rate	1,186,891	152,045	708,177	325,555	1,114
	$3,438,423	$656,502	$2,060,269	$624,396	$97,256

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

The overall economy in the Company’s trade area, Johnson, Linn and Washington Counties, remains in stable condition with levels of unemployment below national and state levels.  The following table shows unemployment and estimated median income information as of December 31, 2023, 2022 and 2021.

	Unemployment Rate %			Median Income
	2023	2022	2021	2023	2022	2021
United States	3.7%	3.5%	3.9%	$74,580	$70,780	$67,521
State of Iowa	3.2%	3.1%	3.5%	70,616	68,326	64,386
Johnson County	2.0%	2.3%	2.5%	71,385	73,102	68,510
Linn County	3.0%	3.5%	3.3%	68,705	68,757	69,363
Washington County	2.1%	2.7%	2.5%	68,296	71,756	68,975

Competition for quality loans and deposits may continue to be a challenge.  The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Total deposits decreased by $74.59 million in 2023.  Deposits decreased by $176.63 million in 2022.  As of June 30, 2023 (latest data available from the FDIC), Johnson County total deposits were $13.862 billion and the Company’s deposits were $2.213 billion, which represent a 15.96% market share.  The Company had eight office locations in Johnson County as of June 30, 2023.  The total banking locations in Johnson County were 48 as of June 30, 2023.  At June 30, 2022, the Company’s deposits were $2.317 billion or a 17.80% market share.  As of June 30, 2023, Linn County total deposits were $8.522 billion and there were 102 total banking locations in the county.  The seven Linn County offices of the Company had deposits of $747 million or a 8.8% share of the market.  The Company’s Linn County deposits at June 30, 2022 were $813 million and represented a 9.6% market share.  As of June 30, 2023, the Company’s three Washington County offices had deposits of $324 million which was 33.9% of the County’s total deposits of $955 million.  Washington County had a total of 13 banking locations as of June 30, 2023.  In 2022, the Company’s Washington County deposits were $317 million or a 33.5% market share.

The following tables show the amounts of the Company's average deposits and average rates paid on such deposits for the years ended December 31, 2023, 2022 and 2021 and the composition of the certificates of deposit issued in denominations in excess of $250,000 as of December 31, 2023, 2022 and 2021:

	December 31,
	2023	Rate	2022	Rate	2021	Rate
	(Amounts In Thousands)
Average noninterest-bearing deposits	$607,510	—	$647,286	—	$578,931	—
Average interest-bearing demand deposits	962,148	0.37%	1,105,811	0.22%	1,062,059	0.22%
Average savings deposits	990,168	0.78	1,163,316	0.17	1,093,560	0.17
Average time deposits	742,855	1.51	566,888	1.63	643,934	1.63
	$3,302,681		$3,483,301		$3,378,484
Uninsured deposits	$693,827		$800,806		$884,402

Time certificates issued in amounts of $250,000 or more with maturity in:
	2023	Rate
	(Amounts In Thousands)
3 months or less	$86,229	4.08%
3 through 6 months	47,472	4.13
6 through 12 months	62,065	4.89
Over 12 months	4,611	3.84
	$200,377
Portion uninsured	$82,377

Investment securities increased $12.60 million in 2023.  In 2022, investment securities increased by $226.67 million.  The investment portfolio consists of $779.42 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity.  The securities portfolio is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management.

The following tables show the carrying value of the investment securities held by the Bank, including stock of the Federal Home Loan Bank, as of December 31, 2023, 2022 and 2021 and the maturities and weighted average yields of the investment securities, computed using amortized cost on a tax-equivalent basis using a federal tax rate of 21%, as of December 31, 2023:

	December 31,
	2023	2022	2021
	(Amounts In Thousands)
Carrying value:
U.S. Treasury	$422,490	$445,392	$243,925
Other securities (FHLB, FHLMC and FNMA)	33,049	31,934	34,467
Stock of the Federal Home Loan Bank	15,746	6,461	4,546
Mortgage-backed securities and collateralized mortgage obligations	60,929	50,196	9,446
State and political subdivisions	262,953	248,582	263,516
	$795,167	$782,565	$555,900

	December 31, 2023
	Carrying Value	Weighted Average Yield
	(Amounts In Thousands)
U.S. Treasury
Within 1 year	$201,063	2.00%
From 1 to 5 years	221,427	2.30
From 5 to 10 years	$—	—
	$422,490
Other securities (FHLB, FHLMC and FNMA), maturities:
Within 1 year	$—	—%
From 1 to 5 years	33,049	0.42
From 5 to 10 years	—	—
	$33,049

Stock of the Federal Home Loan Bank	$15,746	6.75%

State and political subdivisions, maturities:
Within 1 year	$37,034	4.05%
From 1 to 5 years	71,062	3.12
From 5 to 10 years	110,264	2.42
Over 10 years	44,593	4.04
	$262,953

Mortgage Backed Securities
From 1 to 5 years	$—	—%
From 5 to 10 years	9,035	5.35
Over 10 years	51,894	2.69
	$60,929
Total	$795,167

As of December 31, 2023, the Company held no investment securities exceeding 10% of stockholders’ equity, other than securities of the U.S. Government agencies and corporations.  The Company does not hold any investments in FNMA preferred stock, any pooled trust preferred stocks or other preferred stock type investments.  See Note 2 to the Company’s Consolidated Financial Statements.

During 2023, the major funding source for the growth in loans and other assets was from short-term borrowings in addition to FHLB borrowings.  In 2022, the major source of funding for the growth in loans was cash and cash equivalents in addition to federal funds purchased and FHLB borrowings.  Brokered deposits totaled $24.22 million and $31.74 million as of December 31, 2023 and 2022, respectively. Total advances from the FHLB were $296.65 million at December 31, 2023 and $40 million in 2022.  Total federal funds purchased were none as of December 31, 2023 and $82.06 million as of December 31, 2022. Total funds purchased from the Bank Term Funding program was $219.00 million as December 31, 2023, and none in 2022. The federal funds purchased, Bank Term Funding Program, and FHLB funding sources are considered when loan growth exceeds core deposit increases and the interest rates on funds borrowed from the FHLB or other sources are favorable compared to other funding alternatives.

Stockholders’ equity was $470.29 million at December 31, 2023 compared to $428.26 million at December 31, 2022.  The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section.  Over the last five years, the Company has realized cumulative earnings of $217.98 million and paid shareholders dividends of $43.75 million, or 20.07% of earnings, while maintaining capital ratios in excess of regulatory requirements.

The following table presents the return on average assets, return on average stockholders' equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Return on average assets	0.92%	1.20%	1.21%
Return on average stockholders' equity	8.63	11.32	11.29
Dividend payout ratio	25.38	19.48	18.24
Average stockholders' equity to average assets ratio	10.72	10.58	10.70

Net Income Overview

Net income and diluted earnings per share for the last three years are as presented below:

Year	Net Income	% (Decrease) Increase	Earnings Per Share - Diluted
	(In Thousands)
2023	$38,176	(20.06)%	$4.16
2022	47,753	(0.69)%	5.15
2021	48,085	24.42%	5.16

Net income for 2023 decreased by $9.58 million or 20.06% and diluted earnings per share decreased by 19.22%. In 2023, net interest income, before credit loss expense, decreased by $1.12 million due to the following reasons: 1) increase in interest income of $39.83 million primarily due to higher loan growth and higher interest rates; and 2) increase in interest expense of $40.95 million primarily due to increased interest rates on deposits, an increase in short term borrowings of $136.94 million, and an increase in Federal Home Loan Bank borrowings of $256.65 million. Noninterest income increased by $0.83 million primarily due to an increase in trust fees, the credit loss expense increased by $9.28 million and total noninterest expenses increased by $2.82 million primarily due to an increase in salaries and employee benefits and an increase in FDIC assessments.

Annual fluctuations in the Company's net income are driven primarily by four factors. The first factor is credit loss expense. The majority of the Company's interest earning assets are in loans outstanding, which amounted to more than $3.438 billion at December 31, 2023. Credit loss expense was $15.62 million in 2023 compared to $6.34 million in 2022. The increase in expense when compared to 2022 is primarily attributable to the decreased credit quality in specific relationships leading to an increased allowance for credit losses for individually analyzed loans, increases in loan volume during 2023, and an increase in loss rates resulting from increased charge-off activity. The Company believes that credit loss expense is expected to be dependent on the Company's loan growth, local economic conditions, and asset quality.

The second factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Company's earnings assets.  Net interest income of $113.89 million for 2023 was derived from the Company’s $4.056 billion of average earning assets and its tax-equivalent net interest margin of 2.86%.  Average earning assets in 2022 were $3.904 billion and the tax-equivalent net interest margin was 3.00%. Net interest income for the Company decreased primarily as a result of interest income on increased loan volume and rates offset by increased interest expense from increased interest rates, including on borrowings, certificates of deposit, and interest-bearing deposits. The Company expects net interest compression to impact earnings for the foreseeable future due to competition for loans and deposits. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets, increasing yield on loans and the ongoing interest rate stance of the Federal Reserve Board.

The third factor affecting the Company’s net income is noninterest income, primarily the increase in trust fees and service charges and fees income. Trust fees were $13.58 million and $12.28 million for the twelve months ended December 31, 2023 and 2022, respectively, an increase of 10.53%. This is primarily driven by the increase in assets under management of $0.383 billion from $2.262 billion as of December 31, 2022 to $2.645 billion as of December 31, 2023.

The fourth factor affecting the Company’s net income is noninterest expenses, primarily the increase in salaries and related employee benefits due to annual compensation increases and increased FDIC insurance assessment expense from rate increases.

Net Interest Income
Net interest income is the excess of the interest and fees received on interest-earning assets over the interest paid on the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and interest-bearing liabilities and the net interest margin.  The volume of average earning assets has continued to grow each year, primarily due to increased loan growth in 2023. The volume of interest-bearing liabilities increased in 2023 primarily due to increased volume in certificates of deposit and borrowings. Increased interest rates led to increases in interest income as well as interest expense on interest-bearing deposits, certificates of deposit and borrowings. The net interest margin was 2.86% in 2023, 3.00% in 2022 and 2.75% in 2021. The measure is shown on a tax-equivalent basis using a rate of 21% for 2023, 2022 and 2021 to make the interest earned on taxable and nontaxable assets more comparable.  Interest income and expense for 2023, 2022 and 2021 are indicated on the following table:

	Years Ended December 31,
	2023	2022	2021
	(Amounts In Thousands)
Income:
Loans (1)	$155,076	$115,919	$114,202
Taxable securities	10,674	8,662	3,604
Nontaxable securities (1)	6,534	5,558	5,177
Interest-bearing cash and cash equivalents	829	2,889	983
Total interest income	$173,113	$133,028	$123,966
Expense:
Interest-bearing demand deposits	10,134	4,084	2,385
Savings deposits	7,721	3,173	1,827
Time deposits	22,539	8,561	10,500
Other short-term borrowings, including Bank Term Funding Program and federal funds purchased	11,330	267	—
FHLB borrowings	5,309	—	2,915
Total interest expense	$57,033	$16,085	$17,627
Net interest income	$116,080	$116,943	$106,339
(1)  Presented on a tax equivalent basis using a rate of 21% for 2023, 2022 and 2021. Interest income includes certain loan origination and document preparation fees, which comprise approximately 1.5% of the amounts indicated.

Net interest income on a tax-equivalent basis changed in 2023 as follows:

	Change In	Change In	Increase (Decrease)
	Average Balance	Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$449,881	0.64%	$17,884	$21,404	$39,288
Taxable securities	38,655	0.22	860	1,152	2,012
Nontaxable securities	657	0.39	15	832	847
Interest-bearing cash and cash equivalents	(337,285)	4.47	(2,761)	701	(2,060)
	$151,908		$15,998	$24,089	$40,087
Interest expense:
Interest-bearing demand deposits	$(143,663)	0.68%	$530	$(6,580)	$(6,050)
Savings deposits	(173,148)	0.51	481	(5,028)	(4,547)
Time deposits	175,967	1.52	(2,657)	(11,322)	(13,979)
Other short-term borrowings, including Bank Term Funding Program and federal funds purchased	210,608	0.60	(9,870)	(1,287)	(11,157)
FHLB borrowings	92,330	5.50	(5,215)	—	(5,215)
	$162,094		$(16,731)	$(24,217)	$(40,948)
Change in net interest income			$(733)	$(128)	$(861)

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Net interest income on a tax equivalent basis changed in 2022 as follows:

	Change In Average Balance	Change In Average Rate	Increase (Decrease)
			Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$142,714	(0.16)%	$5,338	$(3,621)	$1,717
Taxable securities	270,895	0.22	3,952	1,106	5,058
Nontaxable securities	22,807	(0.06)	528	(147)	381
Interest-bearing cash and cash equivalents	(398,446)	0.69	(522)	2,428	1,906
Federal funds sold	75	0.29	—	—	—
	$38,045		$9,296	$(234)	$9,062
Interest expense:
Interest-bearing demand deposits	$43,752	0.15%	$(98)	$(1,602)	$(1,700)
Savings deposits	69,756	0.11	(67)	(1,278)	(1,345)
Time deposits	(77,046)	(0.12)	1,256	683	1,939
Other borrowings	5,685	4.22	(27)	(240)	(267)
FHLB borrowings	(101,895)	(2.82)	2,915	—	2,915
Interest-bearing other liabilities	—	—	—	—	—
	$(59,748)		$3,979	$(2,437)	$1,542
Change in net interest income			$13,275	$(2,671)	$10,604

A summary of the average yields, average rates paid, net interest spread and margin is as follows:

	Years Ended December 31,
	2023	2022	2021
Average yields:
Loans (1)	4.78%	4.14%	4.30%
Loans (tax equivalent basis) (1)	4.80	4.16	4.32
Taxable securities	1.89	1.67	1.45
Nontaxable securities	2.01	1.71	1.74
Nontaxable securities (tax equivalent basis)	2.64	2.25	2.31
Interest-bearing cash and cash equivalents	5.32	0.82	0.13
Federal funds sold	1.51	0.31	0.03
Average rates paid:
Interest-bearing demand deposits	1.05	0.37	0.22
Savings deposits	0.78	0.27	0.17
Time deposits	3.03	1.51	1.63
Short-term borrowings	5.29	4.69	0.47
FHLB borrowings	5.55	—	2.82
Yield on average interest-earning assets	4.27	3.41	3.20
Rate on average interest-bearing liabilities	1.90	0.57	0.61
Net interest spread (2)	2.37	2.84	2.59
Net interest margin (3)	2.86	3.00	2.75

(1)Non-accruing loans have been included in the average loan balances for purposes of this computation.
(2)Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 21% for 2023, 2022 and 2021.  The net interest spread decreased 47 basis points in 2023 compared to 2022 and the net interest spread increased 25 basis points compared to 2021.
(3)Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.  The net interest margin decreased 14 basis points in 2023.  The net interest margin increased 25 basis points in 2022 compared to 2021.

The Federal Open Market Committee met eight times during 2023. The federal funds target rate increased to 5.50% as of December 31, 2023 from 4.50% as of December 31, 2022. Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate.  In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  As of December 31, 2023, the average rate indexes for the one, three and five year indexes were 4.79%, 4.01% and 3.84%, respectively.  The one year index increased 1.27% from December 31, 2022, the three year index decreased 4.98% and the five year index decreased 3.76%.

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

Credit loss expense was $15.62 million for the year ended December 31, 2023 compared to expense of $6.34 million in 2022, an increase of expense of $9.28 million. The credit loss expense includes expense of $0.68 million related to the ACL on off-balance sheet credit exposures for the year ended December 31, 2023 compared to $0.58 million expense for 2022. Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio. Also, under CECL, a significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment, all-transactions house price index for Iowa and Iowa real gross domestic product. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions and asset quality. The percentage of the allowance to outstanding loans was 1.44% and 1.33% at December 31, 2023 and 2022, respectively.  The credit loss expense was $15.62 million in 2023, $6.34 million in 2022 and a reduction to expense of $5.51 million in 2021.  Loan charge-offs net of recoveries were $6.97 million in 2023, loan recoveries net of charge-offs were $0.21 million in 2022 and loan charge-offs net of recoveries were $1.43 million in 2021. Management has determined that the allowance for credit losses was appropriate at December 31, 2023, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for credit losses is based on a comprehensive and well-documented applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. However, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ACL and make additional provisions in future periods as deemed necessary.

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

In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due.  In most cases, the modification is either a reduction in interest rate, conversion to interest only payments, deferral of payments or extension of the maturity date.  Generally, the borrower is experiencing financial difficulties, so concessionary modification is granted to the borrower that otherwise would not be considered.  Prior to January 1, 2023, these loans were accounted for as troubled debt restructure ("TDR") loans.

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

The extent to which collateral secures collateral-dependent loans and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans increased $26.77 million from December 31, 2022 to December 31, 2023.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and loans to borrowers with financial difficulties. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 1.17% of loans held for investment as of December 31, 2023 and 0.44% as of December 31, 2022.  The increase in collateral-dependent loans is due to an increase in loans modified due to financial difficulties of $4.09 million, an increase in nonaccrual loans of $24.07 million, an increase of $1.36 million in loans with a specific reserve and is offset by a decrease in 90 days or more accruing loans of $0.01 million and former individually analyzed loans totaling $2.44 million being classified as pooled loans as of December 31, 2023 for purposes of the ACL calculation due to having similar risk characteristics as pooled loans. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans. See Note 1 Adoption of New Financial Accounting Standard for further discussion of the allowance for credit losses for loans held for investment. A description of the Bank's credit quality indicators are discussed in Note 3 to the Company's Consolidated Financial Statements.

The following table summarizes the Company's impaired loans and non-performing assets as of December 31 for each of the years presented:

	2023	2022	2021	2020	2019
	(Amounts In Thousands)
Nonaccrual loans	$30,888	$6,815	$8,491	$8,849	$10,768
Accruing loans past due 90 days or more (1)	545	553	201	1,056	606
Individually evaluated loans	1,665	307	20	573	243
Loan modifications to borrowers experiencing financial difficulties	4,087	—	—	—	—
2023 Other non-performing loans; 2022 and prior Former troubled debt restructurings ("TDR loans")(2)	3,159	5,905	7,921	10,251	9,308
Total non-performing loans	$40,344	$13,580	$16,633	$20,729	$20,925
Other real estate	—	—	—	—	—
Non-performing assets (includes impaired loans and other real estate)	$40,344	$13,580	$16,633	$20,729	$20,925
Loans held for investment	$3,438,423	$3,108,113	$2,660,233	$2,710.144	$2,639.104
Ratio of allowance for credit losses to loans held for investment	1.44%	1.33%	1.33%	1.37%	1.28%
Ratio of allowance for credit losses to non-performing loans	122.47	305.15	213.25	178.83	161.34
Ratio of non-performing loans to total loans held for investment	1.17	0.44	0.63	0.76	0.79
Ratio of non-performing assets to total assets	0.93	0.34	0.41	0.55	0.63

(1)The accruing loans past due 90 days or more are still believed to be adequately collateralized. Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.
(2)Total TDR loans were $7.66, $10.20, $13.22 and $13.71 million as of December 31, 2022, 2021, 2020, and 2019, respectively.  Included in the total nonaccrual loans were $1.75, $2.28, $2.97, and $4.34 million of TDR loans as of December 31, 2022, 2021, 2020, and 2019, respectively.

The ratio of allowance for credit losses to non-performing loans decreased to 122.47% as of December 31, 2023 compared to 305.15% as of December 31, 2022.  The decrease in 2023 is primarily due to the large increase in nonaccrual loans and loan modifications to borrowers experiencing financial difficulties compared to 2022. The ratio of non-performing loans to total gross loans was 1.17% and 0.44% at December 31, 2023 and 2022, respectively.  The increase in the 2023 ratio is primarily due to the increase in nonaccrual loans and loan modifications to borrowers experiencing financial difficulties.

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments.  The Company also considers the state of the total economy including unemployment levels.  In most instances, the borrowers have used in their rental projections of income at least a 10% vacancy rate.  As of December 31, 2023, the unemployment levels in Johnson County and Linn County were 2.0% and 3.0%, respectively, compared to 2.3% and 3.5% in December of 2022.  These levels compare favorably to the State of Iowa at 3.2% and the national unemployment level at 3.7% in December 2023 compared to 3.1% and 3.5%, respectively in December 2022.

The residential rental vacancy rates in 2022 and 2023 in Johnson and Linn County were estimated between 6.0% and 8.0%. The State of Iowa vacancy rate is 7.9% and the national rate is 6.6% with the Midwest rate at 6.8%.  These vacancy rates one year ago were 6.7%, 5.8% and 6.9%, respectively.  The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio. Favorable vacancy rates may not continue in 2024, and vacancy rates may rise and affect the overall quality of the loan portfolio.

See Note 3 to the Company's Consolidated Financial Statements for additional disclosures on loans.

SUMMARY OF CREDIT LOSS EXPERIENCE ON LOANS

The allowance for credit losses is also affected by the charge-offs and recoveries for the periods presented.  For the years ended December 31, 2023, 2022 and 2021, recoveries were $1.67 million, $2.42 million, and $2.74 million, respectively; charge-offs were $8.64 million, $2.21 million, and $1.32 million in 2023, 2022 and 2021, respectively.

Overall credit quality may deteriorate in 2024.  Such deterioration could cause increases in non-performing loans, allowance for credit losses, credit loss expense and net charge-offs.  Management will monitor changing market conditions as a part of its allowance for credit loss methodology.  The following table summarizes the Bank's credit loss experience on loans for the years ended December 31 for each of the years presented:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2023
Allowance for credit losses:
Beginning balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440
Charge-offs	(781)	(3,214)	(2,066)	(21)	(467)	(869)	(1,219)	(8,637)
Recoveries	72	556	13	56	446	256	267	1,666
Credit loss (benefit) expense	683	5,149	4,346	405	4,365	(647)	640	14,941
Ending balance	$2,516	$8,750	$6,482	$3,429	$18,552	$8,156	$1,525	$49,410

Net charge-offs/(net recoveries) to average net loans outstanding	0.62%	0.92%	0.60%	(0.01)%	—%	0.07%	1.11%	0.21%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2022
Allowance for credit losses:
Beginning balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470
Charge-offs	(357)	(447)	—	(40)	(729)	(51)	(589)	(2,213)
Recoveries	83	584	48	296	898	361	153	2,423
Credit loss (benefit) expense	555	1,853	1,841	(700)	2,541	(1,392)	1,062	5,760
Ending balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440

Net charge-offs/(net recoveries) to average net loans outstanding	0.25%	(0.06)%	(0.02)%	(0.10)%	(0.01)%	(0.04)%	0.52%	(0.01)%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2021
Allowance for credit losses:
Beginning balance	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070
Impact of adopting ASC 326	(328)	298	327	763	522	1,396	(232)	$2,746
Charge-offs	(106)	(136)	(3)	(1)	(482)	(265)	(323)	$(1,316)
Recoveries	142	1,103	94	25	964	263	152	$2,743
Credit loss (benefit) expense	45	(1,881)	(437)	(1,527)	(1,874)	(311)	212	$(5,773)
Ending balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470

Net charge-offs/(net recoveries) to average net loans outstanding	(0.04)%	(0.38)%	(0.05)%	(0.01)%	(0.05)%	—%	0.20%	(0.05)%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2020
Allowance for loan losses:
Beginning balance	$2,400	$4,988	$2,599	$3,950	$10,638	$7,859	$1,326	$33,760
Charge-offs	(43)	(1,425)	(43)	(1)	(738)	(291)	(381)	(2,922)
Recoveries	63	670	118	10	784	49	180	1,874
Provision	88	652	(355)	214	1,684	1,798	277	4,358
Ending balance	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070

Net charge-offs/(net recoveries) to average net loans outstanding	(0.02)%	0.30%	(0.04)%	—%	—%	0.03%	0.24%	0.04%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2019
Allowance for loan losses:
Beginning balance	$2,789	$5,826	$3,292	$3,972	$12,516	$8,165	$1,250	$37,810
Charge-offs	(266)	(981)	(45)	(6)	(896)	(341)	(434)	(2,969)
Recoveries	95	646	8	5	700	180	165	1,799
Provision	(218)	(503)	(656)	(21)	(1,682)	(145)	345	(2,880)
Ending balance	$2,400	$4,988	$2,599	$3,950	$10,638	$7,859	$1,326	$33,760

Net charge-offs/(net recoveries) to average net loans outstanding	0.19%	0.15%	0.02%	—%	0.02%	0.02%	0.33%	0.04%

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

The following table presents the allowance for credit losses by type of loans, the percentage of the allocation for each category to the total allowance and the percentage of all loans in each category to total loans as of December 31, 2023, 2022, 2021, 2020 and 2019:

	2023			2022
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,516	5.09%	3.37%	$2,542	6.13%	3.63%
Commercial and financial	8,750	17.71	8.93	6,259	15.10	8.67
Real estate:
Construction, 1 to 4 family residential	1,113	2.25	2.33	1,111	2.68	2.97
Construction, land development and commercial	5,369	10.87	9.13	3,078	7.43	6.31
Mortgage, farmland	3,429	6.94	8.18	2,989	7.21	8.25
Mortgage, 1 to 4 family first liens	14,664	29.68	35.52	11,147	26.91	36.40
Mortgage, 1 to 4 family junior liens	3,888	7.87	4.20	3,061	7.39	4.02
Mortgage, multi-family	4,255	8.61	13.70	4,435	10.70	14.06
Mortgage, commercial	3,901	7.90	12.12	4,981	12.02	12.96
Loans to individuals	1,247	2.52	1.17	1,397	3.37	1.18
Obligations of state and political subdivisions	278	0.56	1.35	440	1.06	1.55
	$49,410	100.00%	100.00%	$41,440	100.00%	100.00%

	2021			2020
Agricultural	$2,261	6.37%	4.02%	$2,508	6.77%	3.50%
Commercial and financial	4,269	12.04	8.35	4,885	13.18	10.56
Real estate:
Construction, 1 to 4 family residential	818	2.31	3.03	907	2.45	2.62
Construction, land development and commercial	1,482	4.18	4.77	1,412	3.81	4.13
Mortgage, farmland	3,433	9.68	8.75	4,173	11.26	9.12
Mortgage, 1 to 4 family first liens	8,340	23.52	34.19	10,871	29.32	32.92
Mortgage, 1 to 4 family junior liens	3,158	8.90	4.30	1,497	4.04	4.72
Mortgage, multi-family	3,715	10.47	14.39	4,462	12.04	13.80
Mortgage, commercial	6,783	19.12	15.09	4,953	13.36	15.39
Loans to individuals	771	2.17	1.23	752	2.03	1.16
Obligations of state and political subdivisions	440	1.24	1.88	650	1.74	2.08
	$35,470	100.00%	100.00%	$37,070	100.00%	100.00%

	2019
	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)
Agricultural	$2,400	7.11%	3.46%
Commercial and financial	4,988	14.77	8.39
Real estate:
Construction, 1 to 4 family residential	1,113	3.30	3.04
Construction, land development and commercial	1,486	4.40	4.11
Mortgage, farmland	3,950	11.70	9.20
Mortgage, 1 to 4 family first liens	9,045	26.79	34.51
Mortgage, 1 to 4 family junior liens	1,593	4.72	5.65
Mortgage, multi-family	3,823	11.32	13.29
Mortgage, commercial	4,036	11.95	15.24
Loans to individuals	853	2.53	1.22
Obligations of state and political subdivisions	473	1.41	1.89
	$33,760	100.00%	100.00%

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

Noninterest Income

The following table sets forth the various categories of noninterest income for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,			$ Change		% Change
	2023	2022	2021	2023/2022	2022/2021	2023/2022	2022/2021
	(Amounts in thousands)
Net gain on sale of loans	$1,541	$1,517	$7,588	$24	$(6,071)	1.58%	(80.01)%
Trust fees	13,578	12,284	13,521	1,294	(1,237)	10.53	(9.15)
Service charges and fees	12,946	12,646	11,774	300	872	2.37	7.41
Other noninterest income	541	1,333	581	(792)	752	(59.41)	129.43
	$28,606	$27,780	$33,464	$826	$(5,684)	2.97%	(16.99)%

The noninterest income of the Company was $28.61 million in 2023 compared to $27.78 million in 2022.  The increase of $0.83 million in 2023 was the result of a combination of factors discussed below.

Trust fees were $13.58 million and $12.28 million for the years ended December 31, 2023 and 2022, respectively, an increase of 10.53% for the year ended December 31, 2023 compared to the same period in 2022. This is primarily driven by the increase in assets under management of $0.383 billion from $2.262 billion as of December 31, 2022 to $2.645 billion as of December 31, 2023 and increased investment transaction activity. The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 68% of assets under management. In 2023, the Dow Jones Industrial Average increased 13.70%.

Other noninterest income decreased $0.79 million in 2023 primarily due to the decrease in tax credit real estate investments based on the investments year-end audited financial statements.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the year ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,			$ Change		% Change
	2023	2022	2021	2023/2022	2022/2021	2023/2022	2022/2021
	(Amounts in thousands)
Salaries and employee benefits	$44,897	$43,468	$42,458	$1,429	$1,010	3.29%	2.38%
Occupancy	4,408	4,549	4,152	(141)	397	(3.10)	9.56
Furniture and equipment	6,835	6,937	7,276	(102)	(339)	(1.47)	(4.66)
Office supplies and postage	1,879	1,837	1,739	42	98	2.29	5.64
Advertising and business development	2,851	2,576	2,132	275	444	10.68	20.83
Outside services	13,791	12,766	12,592	1,025	174	8.03	1.38
FDIC insurance assessment	1,807	1,079	1,043	728	36	67.47	3.45
Other noninterest expense	1,929	2,363	9,949	(434)	(7,586)	(18.37)	(76.25)
	$78,397	$75,575	$81,341	$2,822	$(5,766)	3.73%	(7.09)%

Total noninterest expenses were $78.40 and $75.58 million for the years ended December 31, 2023 and 2022, respectively.  The increase is $2.82 million or 3.73% in 2023 and a decrease of $5.77 million or 7.09% in 2022.

Salaries and employee benefits increased $1.43 million in 2023 primarily due to annual salary adjustments.

The FDIC insurance assessment expense increased $0.72 million compared to 2022 due to rate increases enacted for 2023.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the year ended December 31, 2023.

Income Taxes

Income tax expense was $10.30, $13.11, and $14.01 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company's income tax expense in 2022 included a one-time increase in state income tax expense related to the 2022 enactment of changes in the Iowa bank franchise tax rates. This legislation reduces the Iowa bank franchise tax rate applied to apportioned income for 2023 and future years and required the Company to reduce net deferred tax assets and increase income tax expense. Income taxes as a percentage of income before income taxes were 21.24% in 2023, 21.55% in 2022 and 22.56% in 2021.  The amount of tax credits were $0.48 million for 2023, 2022, and 2021.

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

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to fund operations, to meet depositor withdrawals, to provide for our customers' credit needs and to meet maturing obligations and existing commitments. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, federal funds purchased, advances from the FHLB, Bank Term Funding Program borrowings, advances on bank lines of credit, brokered deposit relationships and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management, liquidity and contingency funding policies.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. Deposit inflows and outflows can vary widely based on prevailing market interest rates, competition, economic conditions, our business customers' liquidity needs and by recent developments in the financial services industry. Uninsured deposits as of December 31, 2023 and 2022 were approximately $693.83 million and $800.81 million, respectively, which comprised 21.14% and 23.85% of total deposits.

As of December 31, 2023, the Company had additional borrowing capacity available from the FHLB of $782.27 million. The Company had $296.65 million outstanding in FHLB borrowings as of December 31, 2023 with maturities all within one year. In addition, the Company had $175.00 million in borrowing capacity available through secured and unsecured lines of credit with correspondent banks with no borrowings under those federal funds lines as of December 31, 2023. The Company also has additional borrowing capacity available from the Federal Reserve's Bank Term Funding Program of $77.46 million. The Company had $219.00 million outstanding in Bank Term Funding Program borrowings as of December 31, 2023. Finally, the Company had $103.87 million in borrowing capacity available through the Federal Reserve Discount Window with no borrowings as of December 31, 2023.

On an unconsolidated basis, the Company had cash balances of $0.65 million as of December 31, 2023.  In 2023, the Company received dividends of $16.69 million from its subsidiary Bank and used those funds to pay dividends to its stockholders of $9.69 million and to fund purchases of treasury stock under the 2005 Stock Repurchase Program.  The total purchase of treasury stock under the 2005 Stock Repurchase Program totaled $7.71 and $7.91 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, stockholders' equity, before deducting for the maximum cash obligation related to the ESOP, was $515.14 million and $479.27 million, respectively.  This measure of stockholders’ equity as a percent of total assets was 11.87% at December 31, 2023 and 12.04% at December 31, 2022.  As of December 31, 2023, total equity, after deducting the maximum cash value related to the ESOP, was 10.83% of assets compared to 10.76% of assets at the prior year end.

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

On a consolidated basis, 2023 cash flows from operations provided $52.84 million, proceeds from maturities of investments available for sale provided $116.08 million and proceeds from FHLB borrowings, federal funds purchased and Bank Term Funding Program borrowings provided $393.59 million. These cash flows were invested $100.65 million in purchases of investment securities and $337.69 million of loans made to customers. In addition, $3.03 million was used to purchase property and equipment.

The Bank has a contingency funding plan to address liquidity issues in times of crisis.  The primary source of funding will be the Bank’s customer deposit base.  The Bank has established alternative sources of funding available to increase liquidity.  The availability of the funding sources is tested on an annual basis.  The Bank performs quarterly stress testing to determine if the Bank has an appropriate amount of funding sources to address potential liquidity needs. At December 31, 2023, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $693.52 million (see Note 16 to the Company's Consolidated Financial Statements).  Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements.  Another liquidity source includes obtaining additional funds from the Federal Home Loan Bank (FHLB).  As of December 31, 2023, the Bank can obtain an additional $782.27 million from the FHLB based on the current real estate mortgage loans held.  In addition, the Bank has arranged $175.00 million of credit lines at three banks.  The borrowings under these credit lines would be secured by the Bank’s investment securities. Other liquidity sources include a $103.87 million line of credit with the Federal Reserve Bank of Chicago, an additional $77.46 million from the Federal Reserve's Bank Term Funding Program, and various sources of brokered deposits.

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank borrowings during 2023, 2022 and 2021:

	2023	2022	2021
	(Amounts In Thousands)
Outstanding balance as of December 31	$296,648	$40,000	$—
Weighted average interest rate at year end	5.55%	4.62%	2.82%
Maximum month-end balance	296,648	40,000	105,000
Average month-end balance	94,413	2,043	101,895
Weighted average interest rate for the year	5.55%	4.62%	2.82%

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and bank term funding program borrowings during 2023, 2022 and 2021:

	2023	2022	2021
	(Amounts In Thousands)
Outstanding balance as of December 31	$219,000	$82,061	$249
Weighted average interest rate at year end	5.29%	4.73%	0.47%
Maximum month-end balance	219,000	82,061	249
Average month-end balance	8,900	3,648	6
Weighted average interest rate for the year	5.29%	4.73%	0.47%

The Bank has off-balance sheet commitments to fund additional borrowings of customers.  Contractual commitments to fund loans are met from the proceeds of federal funds sold or investment securities and additional borrowings.  Many of the contractual commitments to extend credit will not be funded because they represent the credit limits on credit cards and home equity lines of credits.

As disclosed in Note 16 to the Company's Consolidated Financial Statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2023:

	Payments Due By Period
	(Amounts In Thousands)
	Total	Less Than One Year	One - Three Years	Three - Five Years	More Than Five Years
Contractual obligations:
Long-term debt obligations	$515,648	$515,648	$—	$—	$—
Operating lease obligations	832	239	314	278	1
Total contractual obligations:	$516,480	$515,887	$314	$278	$1
Other commitments:
Lines of credit	$685,861	$474,304	$159,254	$49,087	$3,216
Standby letters of credit	7,654	3,239	1,407	360	2,648
Total other commitments	$693,515	$477,543	$160,661	$49,447	$5,864

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

	Repricing
	Maturities	Days				More Than
	Immediately	2-30	31-90	91-180	181-365	One Year	Total
	(Amounts in Thousands)
Earning assets:
Excess Cash	$21,135	$—	$—	$—	$—	$—	$21,135
Federal funds sold	114	—	—	—	—	—	114
Investment securities	—	31,202	31,288	71,749	106,784	554,144	795,167
Loans	12,585	276,718	69,330	130,241	221,224	2,728,325	3,438,423
Total earning assets	33,834	307,920	100,618	201,990	328,008	3,282,469	4,254,839
Sources of funds:
Interest-bearing checking and savings accounts	90,806	—	—	—	—	1,713,657	1,804,463
Certificates of deposit	—	112,105	225,705	195,187	273,641	71,281	877,919
FHLB borrowings	—	—	—	—	296,648	—	296,648
Short-term borrowings	219,000	—	—	—	—	—	219,000
	309,806	112,105	225,705	195,187	570,289	1,784,938	3,198,030
Other sources, primarily noninterest-bearing	—	—	—	—	—	1,057,796	1,057,796
Total sources	309,806	112,105	225,705	195,187	570,289	2,842,734	4,255,826
Interest
Rate Gap	$(275,972)	$195,815	$(125,087)	$6,803	$(242,281)	$439,735	$(987)
Cumulative Interest
Rate Gap at December 31, 2023	$(275,972)	$(80,157)	$(205,244)	$(198,441)	$(440,722)	$(987)
Gap Ratio	0.11	2.75	0.45	1.03	0.58	1.15
Cumulative Gap Ratio	0.11	0.81	0.68	0.76	0.69	1.00

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

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$504,457	$337,171	$354,856	$388,806	$271,259	$394,983	$2,251,532	$1,917,771
Average interest rate	6.72%	4.31%	4.40%	4.51%	6.51%	4.50%	5.20%
Loans, variable:
Balance	$152,045	$183,341	$150,278	$180,226	$194,332	$326,669	$1,186,891	$1,281,200
Average interest rate	5.68%	3.90%	3.50%	4.05%	5.53%	3.79%	4.19%
Investments (1):
Balance	$253,844	$145,586	$101,351	$63,987	$23,649	$206,750	$795,167	$795,167
Average interest rate	2.60%	1.70%	1.65%	2.84%	3.78%	2.84%	2.34%
Liabilities:
Liquid deposits (2):
Balance	$—	$—	$—	$—	$—	$—	$1,804,463	$1,804,306
Average interest rate	—%	—%	—%	—%	—%	—%	0.97%
Deposits, certificates:
Balance	$806,638	$45,890	$13,237	$11,095	$1,059	$—	$877,919	$873,840
Average interest rate	3.89%	2.40%	0.80%	0.76%	0.78%	—%	3.72%

(1)Includes all available-for-sale investments, federal funds and Federal Home Loan Bank stock.
(2)Includes NOW and other demand, savings and money market funds.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included on pages 55 through 119.

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Hills Bancorporation
Hills, Iowa

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hills Bancorporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2024, expressed an unqualified opinion thereon.

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

Allowance for Credit Losses on Loans and Unfunded Commitments

Description of the Matter

The Company’s allowance for credit losses on loans was $49.4 million at December 31, 2023. The Company’s allowance for credit losses on unfunded loan commitments was $5.1 million. As more fully described in Notes 1 and 3 to the financial statements, the ACL is an estimate of lifetime expected credit losses. The Company uses the discounted cash flow (DCF) method to estimate expected losses for most of the Company’s loan pools that exhibit similar risk characteristics. For each of these loan pools, the Company generates cash flow projections at the instrument level adjusting payment expectations for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers when modeling lifetime probability of default and loss given default. The Company’s analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan pools. Loans that do not share risk characteristics are evaluated on an individual basis. For loans individually evaluated, an allowance is established when the discounted cash flows, collateral value or observable market price of the loan is lower than the carrying value of that loan. The Company applies anticipated funding percentages to the respective model loss rates to estimate the allowance related to unfunded commitments.

We identified the valuation of ACL as a critical audit matter. Auditing management’s estimate of these allowances for credit losses involved a high degree of subjectivity due to the complexities of the probability of default and loss given default models, evaluating management’s segmentation methodology, assessment of economic conditions, and the nature of the qualitative factor adjustments. Management’s qualitative factor adjustments are highly judgmental and had a significant effect on the ACL.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the ACL included the following procedures, among others:

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

◦Loan data completeness and accuracy,
◦Grouping of loans by segment,
◦Model inputs utilized,
◦Approval of model assumptions selected,
◦Establishment of qualitative factors, and
◦Establishment of specific allowances associated with individually evaluated loans

•Tested the mathematical accuracy of the calculations of the ACL;

•Tested individual loan files to evaluate the reasonableness of loan credit risk ratings for disclosure;
•Tested the completeness and accuracy of inputs utilized in the calculation of the ACL;
•Evaluated the reasonableness of selected loss drivers utilized and loss driver forecasts for each loan segment;

•Tested the reasonableness of specific reserves on individually evaluated loans;
•Tested estimated funding rate of unfunded loan commitments;
•Evaluated the qualitative adjustments, including assessing the reasonableness and basis for adjustments;

•Evaluated the accuracy and completeness of Topic 326 disclosures in the consolidated financial statements.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2012.

Springfield, Missouri
March 5, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
Hills Bancorporation
Hills, Iowa

Opinion on the Internal Control over Financial Reporting

We have audited Hills Bancorporation’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, and our report dated March 5, 2024, expressed an unqualified opinion on those financial statements.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP

Springfield, Missouri
March 5, 2024

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022
(Amounts In Thousands, Except Shares)

ASSETS	2023	2022
Cash and cash equivalents	$59,482	$36,641
Investment securities available for sale at fair value (amortized cost 2023 $814,839; 2022 $830,302) (Notes 1, 2 and 14)	779,421	776,104
Stock of Federal Home Loan Bank	15,746	6,461
Loans held for sale	2,023	1,663
Loans, net of allowance for credit losses (2023 $49,410; 2022 $41,440) (Notes 1, 3, and 13)	3,389,372	3,066,981
Property and equipment, net (Note 4)	34,230	33,518
Tax credit real estate	7,910	9,152
Accrued interest receivable	19,786	15,782
Deferred income taxes, net (Notes 1 and 11)	21,271	24,061
Goodwill	2,500	2,500
Other assets	9,926	7,618
Total Assets	$4,341,667	$3,980,481
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$600,398	$647,450
Interest-bearing deposits (Note 6)	2,682,382	2,709,917
Total deposits	3,282,780	3,357,367
Other short-term borrowings, including Bank Term Funding Program and federal funds purchased (Note 7)	219,000	82,061
Federal Home Loan Bank borrowings (Note 8)	296,648	40,000
Accrued interest payable	6,102	1,394
Allowance for credit losses on off-balance sheet credit exposures	5,110	4,430
Other liabilities	16,888	15,958
Total Liabilities	3,826,528	3,501,210
Commitments and Contingencies (Notes 10 and 16)
Redeemable Common Stock Held By Employee Stock
Ownership Plan (ESOP) (Note 10)	44,853	51,011
Stockholders' Equity (Note 12)
Common stock, no par value; authorized 20,000,000 shares; issued 2023 10,345,832 shares; 2022 10,348,123 shares	—	—
Paid in capital	63,827	63,220
Retained earnings	541,329	512,841
Accumulated other comprehensive (loss) (Note 9)	(27,176)	(41,060)
Treasury stock at cost (2023 1,210,112 shares; 2022 1,122,639 shares)	(62,841)	(55,730)
Total Stockholders' Equity	515,139	479,271
Less maximum cash obligation related to ESOP shares (Note 10)	44,853	51,011
Total Stockholders' Equity Less Maximum Cash Obligations Related To ESOP Shares	470,286	428,260
Total Liabilities & Stockholders' Equity	$4,341,667	$3,980,481

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2023, 2022 and 2021
(Amounts In Thousands, Except Per Share Amounts)

	2023	2022	2021
Interest income:
Loans, including fees	$154,675	$115,396	$113,648
Investment securities:
Taxable	10,674	8,662	3,604
Nontaxable	4,741	4,140	3,854
Federal funds sold	829	2,889	983
Total interest income	170,919	131,087	122,089
Interest expense:
Deposits	40,394	15,818	14,712
Other short-term borrowings	11,330	173	—
FHLB borrowings	5,309	94	2,915
Total interest expense	57,033	16,085	17,627
Net interest income	113,886	115,002	104,462
Credit loss expense (benefit) (Note 3)	15,621	6,340	(5,507)
Net interest income after credit loss expense (benefit)	98,265	108,662	109,969
Noninterest income:
Net gain on sale of loans	1,541	1,517	7,588
Trust fees	13,578	12,284	13,521
Service charges and fees	12,946	12,646	11,774
Other noninterest income	541	1,333	581
	28,606	27,780	33,464
Noninterest expenses:
Salaries and employee benefits	44,897	43,468	42,458
Occupancy	4,408	4,549	4,152
Furniture and equipment	6,835	6,937	7,276
Office supplies and postage	1,879	1,837	1,739
Advertising and business development	2,851	2,576	2,132
Outside services	13,791	12,766	12,592
FDIC insurance assessment	1,807	1,079	1,043
Other noninterest expenses	1,929	2,363	9,949
	78,397	75,575	81,341
Income before income taxes	48,474	60,867	62,092
Income taxes (Note 11)	10,298	13,114	14,007
Net income	$38,176	$47,753	$48,085
Earnings per share:
Basic	$4.16	$5.15	$5.16
Diluted	4.16	5.15	5.16

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2023, 2022 and 2021
(Amounts In Thousands)

	2023	2022	2021
Net income	$38,176	$47,753	$48,085
Other comprehensive income (loss)
Securities:
Net change in unrealized gain (loss) on securities available for sale	18,780	(56,166)	(9,734)
Income taxes	(4,719)	13,629	2,429
Other comprehensive income (loss) on securities available for sale	14,061	(42,537)	(7,305)
Derivatives used in cash flow hedging relationships:
Net change in unrealized loss on derivatives	(233)	—	—
Income taxes	56	—	—
Other comprehensive (loss) on cash flow hedges	(177)	—	—
Other comprehensive (loss) income, net of tax	13,884	(42,537)	(7,305)
Comprehensive income	$52,060	$5,216	$40,780

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2023, 2022 and 2021
(Amounts In Thousands, Except Share Data)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2020	$60,233	$439,831	$8,782	$(45,441)	$(47,329)	$416,076
Cumulative change in accounting principle (Note 1)	—	(4,751)	—	—	—	(4,751)
Balance, January 1, 2021 (as adjusted for change in accounting principle)	60,233	435,080	8,782	(45,441)	(47,329)	411,325
Issuance of 24,513 shares of common stock	952	—	—	666	—	1,618
Issuance of 7,334 shares of common stock under the employee stock purchase plan	427	—	—	—	—	427
Unearned restricted stock compensation	(244)	—	—	—	—	(244)
Forfeiture of 8,083 shares of common stock	(455)	—	—	—	—	(455)
Share-based compensation	25	—	—	—	—	25
Change related to ESOP shares	—	—	—	—	(2,684)	(2,684)
Net income	—	48,085	—	—	—	48,085
Cash dividends ($0.94 per share)	—	(8,773)	—	—	—	(8,773)
Purchase of 55,119 shares of common stock	—	—	—	(3,569)	—	(3,569)
Other comprehensive (loss)	—	—	(7,305)	—	—	(7,305)
Balance, December 31, 2021	$60,938	$474,392	$1,477	$(48,344)	$(50,013)	$438,450
Issuance of 43,655 shares of common stock	2,309	—	—	520	—	2,829
Issuance of 6,637 shares of common stock under the employee stock purchase plan	417	—	—	—	—	417
Unearned restricted stock compensation	322	—	—	—	—	322
Forfeiture of 12,727 shares of common stock	(791)	—	—	—	—	(791)
Share-based compensation	25	—	—	—	—	25
Change related to ESOP shares	—	—	—	—	(998)	(998)
Net income	—	47,753	—	—	—	47,753
Cash dividends ($1.00 per share)	—	(9,304)	—	—	—	(9,304)
Purchase of 111,721 shares of common stock	—	—	—	(7,906)	—	(7,906)
Other comprehensive (loss)	—	—	(42,537)	—	—	(42,537)
Balance, December 31, 2022	$63,220	$512,841	$(41,060)	$(55,730)	$(51,011)	$428,260
Issuance of 24,393 shares of common stock	965	—	—	665	—	1,630
Issuance of 6,550 shares of common stock under the employee stock purchase plan	398	—	—	—	—	398
Unearned restricted stock compensation	(217)	—	—	—	—	(217)
Forfeiture of 8,841 shares of common stock	(564)	—	—	—	—	(564)
Share-based compensation	25	—	—	—	—	25
Change related to ESOP shares	—	—	—	—	6,158	6,158
Net income	—	38,176	—	—	—	38,176
Cash dividends ($1.05 per share)	—	(9,688)	—	—	—	(9,688)
Purchase of 111,866 shares of common stock	—	—	—	(7,710)	—	(7,710)
Excise tax on shares repurchased	—	—	—	(66)	—	(66)
Other comprehensive income	—	—	13,884	—	—	13,884
Balance, December 31, 2023	$63,827	$541,329	$(27,176)	$(62,841)	$(44,853)	$470,286
See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2023, 2022 and 2021
(Amounts In Thousands)

	2023	2022	2021
Cash Flows from Operating Activities
Net income	$38,176	$47,753	$48,085
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,315	2,683	3,052
Credit loss expense (benefit)	15,621	6,340	(5,507)
Share-based compensation	25	25	25
Compensation expensed through issuance of common stock	1,630	1,349	1,618
Forfeiture of common stock	(564)	(791)	(455)
Provision for deferred income taxes	(1,873)	(1,307)	971
Net gain on sale of other real estate owned and other repossessed assets	(154)	(86)	(51)
(Increase) decrease in accrued interest receivable	(4,004)	(4,345)	740
(Accretion of discount) amortization of premium on investment securities, net	(480)	30	1,203
(Increase) decrease in other assets	(2,596)	984	392
Amortization of operating lease right of use assets	292	105	397
Increase (decrease) in accrued interest and other liabilities	4,812	(332)	(3,627)
Loans originated for sale	(151,980)	(112,391)	(429,343)
Proceeds on sales of loans	153,161	117,961	475,162
Net gain on sales of loans	(1,541)	(1,517)	(7,588)
Net cash and cash equivalents provided by operating activities	52,840	56,461	85,074
Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	116,083	78,036	91,459
Proceeds from sale of investment securities available for sale	509	—	—
Purchases of investment securities available for sale	(100,649)	(358,982)	(245,378)
Proceeds from sale of stock of Federal Home Loan Bank	13,794	1	4,201
Purchases of stock of Federal Home Loan Bank	(23,079)	(1,916)	(575)
Loans made to customers, net of collections	(337,687)	(447,838)	52,018
Proceeds on sale of other real estate owned and other repossessed assets	815	337	55
Purchases of property and equipment	(3,027)	(1,911)	(1,464)
Investment in tax credit real estate	—	—	(4,183)
Net changes from tax credit real estate investment	1,242	663	1,641
Net cash and cash equivalents used in investing activities	(331,999)	(731,610)	(102,226)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2023, 2022 and 2021
(Amounts In Thousands)

	2023	2022	2021
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(74,587)	(176,627)	341,426
Net increase in short-term borrowings, including Bank Term Funding Program and federal funds purchased	136,939	81,812	249
Net increase (decrease) in Federal Home Loan Bank borrowings	256,648	40,000	(105,000)
Borrowings from Federal Reserve Bank	3,005	1	1
Payments on Federal Reserve Bank borrowings	(3,005)	(1)	(1)
Issuance of common stock, net of costs	—	1,242	—
Stock options exercised	—	238	—
Purchase of treasury stock	(7,710)	(7,906)	(3,569)
Proceeds from the issuance of common stock through the employee stock purchase plan	398	417	427
Dividends paid	(9,688)	(9,304)	(8,773)
Net cash and cash equivalents provided by (used in) financing activities	302,000	(70,128)	224,760

Increase (decrease) in cash and cash equivalents	22,841	(745,277)	207,608

Cash and cash equivalents:
Beginning of year	36,641	781,918	574,310
End of year	$59,482	$36,641	$781,918

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$37,917	$15,589	$15,280
Interest paid on other obligations	14,408	267	2,915
Income taxes paid	12,054	12,529	9,565
Noncash financing activities:
(Decrease) increase in maximum cash obligation related to ESOP shares	$(6,158)	$998	$2,684
Transfers to other real estate owned	764	206	96
Sale and financing of other real estate owned	409	47	137
Right of use assets obtained in exchange for operating lease obligations	310	—	—

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

Certain significant estimates:  The allowance for credit losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management.  These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2023 may change in the near-term and the effect could be material to the consolidated financial statements.

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
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of December 31, 2023 and 2022, the Company did not have any significant contract balances.
An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition costs for the years ending December 31, 2023 and 2022.
Cash and cash equivalents:  The Company considers all investments with original maturities of three months or less to be cash equivalents.  At December 31, 2023 and 2022, cash equivalents consisted primarily of deposits with other banks. The Company maintains amounts in due from banks which, at times, may exceed federally insured limits. Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts.

Available-for-sale debt securities and the allowance for credit losses on available-for-sale debt securities:  Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of December 31, 2023 or 2022.

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

Accrued interest receivable on AFS debt securities totaled $3.97 million and $3.61 million at December 31, 2023 and 2022, respectively, and is excluded from the estimate of credit losses.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans held for investment:  Loans are stated at the amount of unpaid principal, net of deferred loan fees, and reduced by the allowance for credit losses ("ACL"). Accrued interest receivable on loans held for investment totaled $15.82 million and $12.17 million at December 31, 2023 and 2022, respectively, and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due.  When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed.  Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected. A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due.  Payment received on nonaccrual loans are applied first to principal.  Once principal is recovered, any remaining payments received are applied to interest income.  As of December 31, 2023 and 2022, none of the Company’s nonaccrual loans were earning interest on a cash basis.

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

Collateral dependent financial assets: For a loan that does not share risk characteristics with other loans, expected credit loss is measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, we recognize expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs and deferred loan fees and costs), except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.

The Company’s estimate of the ACL reflects losses expected over the contractual life of the assets, adjusted for estimated prepayments or curtailments. The contractual term does not consider extensions, renewals or modifications unless the Company has identified a modification including a concession to a borrower experiencing financial difficulties. A modification of a loan to a borrower experiencing financial difficulties occurs when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics.

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

Troubled debt restructurings (“TDR loans”):  Prior to January 1, 2023, a loan was accounted for and reported as a troubled debt restructuring ("TDR") when, for economic or legal reasons, the Company granted a concession to a borrower experiencing financial difficulty that the Company would not otherwise consider. These concessions could include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses to the Company. A restructuring that resulted in only an insignificant delay in payment was not considered a concession.

TDRs that are performing and on accrual status as of the date of the modification remain on accrual status. TDRs that are nonperforming as of the date of modification generally remain as nonaccrual until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period, normally at least six months. TDRs with temporary below-

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
market concessions remain designated as a TDR regardless of the accrual or performance status until the loan is paid off.

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

Tax credit real estate:  Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of December 31, 2023.  The Bank has a 99% or greater limited partnership interest in each limited partnership.  The investment in each was completed after the projects had been developed by the general partner.  On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if an allowance for credit losses is necessary. The allowance for credit losses is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, the allowance for credit losses would be established with a charge to credit loss expense. There were no indications of impairment based on management's evaluation and therefore no allowance for credit losses was determined necessary as of December 31, 2023 and 2022. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Deferred income taxes:  Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Interest and penalties on unrecognized tax benefits are classified as other noninterest expense.  As of December 31, 2023 and 2022, the Company had no material unrecognized tax benefits.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table presents calculations of earnings per share:

	Year Ended December 31,
	2023	2022	2021
	(Amounts In Thousands, except share and per share data)
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	9,225,484	9,299,640	9,330,995
Weighted average number of net shares (redeemed)	(48,763)	(31,792)	(23,793)
Weighted average shares outstanding (basic)	9,176,721	9,267,848	9,307,202
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	654	1,693	3,660
Weighted average number of shares (diluted)	9,177,375	9,269,541	9,310,862
Net income	$38,176	$47,753	$48,085
Earnings per share:
Basic	$4.16	$5.15	$5.16
Diluted	$4.16	$5.15	$5.16

Stock awards and options:   Compensation expense for stock issued through the stock award plan is accounted for using the fair value method prescribed by FASB ASC 718, “Share-Based Payment” (“ASC 718”).  Under this method, compensation expense is measured and recognized for all stock-based awards made to employees and directors based on the fair value of each award as of the date of the grant.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Accounting guidance adopted in 2023

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The FASB issued these amendments to eliminate accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, and to require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted if an entity has adopted the amendments in Update 2016-03, including adoption in an interim period. The adoption of the ASU on a prospective basis by the Company on January 1, 2023 did not have a material impact on the financial statements, however it resulted in new disclosures.

Accounting guidance pending adoption as of December 31, 2023

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The FASB is issuing this ASU to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is in the process of evaluating the impact of this ASU on the financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The FASB is issuing this ASU to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU require that public business entities on an annual basis disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold, disclose the amount of income taxes paid disaggregated by federal, state and foreign taxes and other disclosures. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this ASU should be applied on a prospective basis. The Company is in the process of evaluating the impact of this ASU on the financial statements.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.Investment Securities

The carrying values of investment securities at December 31, 2023 and December 31, 2022 are summarized in the following table (Amounts in Thousands):

	December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$422,490	54.20%	$445,392	57.39%
Other securities (FHLB, FHLMC and FNMA)	33,049	4.24%	31,934	4.11%
State and political subdivisions	262,953	33.74%	248,582	32.03%
Mortgage-backed securities and collateralized mortgage obligations	60,929	7.82%	50,196	6.47%
Total securities available for sale	$779,421	100.00%	$776,104	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity. Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of December 31, 2023 and 2022, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. The Company had no securities designated as trading or held to maturity in its portfolio at December 31, 2023 or 2022.

The carrying amount of available-for-sale securities and their approximate fair values were as follows (Amounts in Thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
December 31, 2023:
U.S. Treasury	$436,457	$703	$(14,670)	$—	$422,490
Other securities (FHLB, FHLMC and FNMA)	35,156	—	(2,107)	—	33,049
State and political subdivisions	276,694	1,970	(15,711)	—	262,953
Mortgage-backed securities and collateralized mortgage obligations	66,532	241	(5,844)	—	60,929
Total	$814,839	$2,914	$(38,332)	$—	$779,421
December 31, 2022:
U.S. Treasury	$470,581	$—	$(25,189)	$—	$445,392
Other securities (FHLB, FHLMC and FNMA)	35,255	—	(3,321)	—	31,934
State and political subdivisions	267,351	239	(19,008)	—	248,582
Mortgage-backed securities and collateralized mortgage obligations	57,115	—	(6,919)	—	50,196
Total	$830,302	$239	$(54,437)	$—	$776,104

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at December 31, 2023, were as follows (in thousands) below.

	Amortized Cost	Fair Value
Due in one year or less	$241,023	$238,097
Due after one year through five years	340,544	325,538
Due after five years through ten years	120,775	110,264
Due over ten years	45,965	44,593
	$748,307	$718,492
Mortgage-backed securities and collateralized mortgage obligations	66,532	60,929
	$814,839	$779,421

Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the above summary.

As of December 31, 2023, investment securities with a carrying value of $427.68 million were pledged to collateralize other borrowings. As of December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	December 31, 2023	December 31, 2022
Sale proceeds	$509	$—
Gross realized gains	—	—
Gross realized losses	—	—

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022 (Amounts in Thousands):

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months				12 months or more				Total
2023
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	1	$2,390	$(2)	0.08%	122	$370,660	$(14,668)	3.96%	123	$373,050	$(14,670)	3.93%
Other securities (FHLB, FHLMC and FNMA)	—	—	—	—%	14	33,049	(2,107)	6.38%	14	33,049	(2,107)	6.38%
State and political subdivisions	115	34,510	(314)	0.91%	632	161,614	(15,397)	9.53%	747	196,124	(15,711)	8.01%
Mortgage-backed securities and collateralized mortgage obligations	—	—	—	—	18	46,483	(5,844)	12.57%	18	46,483	(5,844)	12.57%
	116	$36,900	(316)	0.86%	786	$611,806	(38,016)	6.21%	902	$648,706	$(38,332)	5.91%

	Less than 12 months				12 months or more				Total
2022
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	89	$306,407	$(10,695)	3.49%	60	$136,486	$(14,494)	10.62%	149	$442,893	$(25,189)	5.69%
Other securities (FHLB, FHLMC and FNMA)	—	—	—	—%	14	31,934	(3,321)	10.40%	14	31,934	(3,321)	10.40%
State and political subdivisions	479	124,647	(3,351)	2.69%	337	87,221	(15,657)	17.95%	816	211,868	(19,008)	8.97%
Mortgage-backed securities and collateralized mortgage obligations	14	43,035	(5,314)	12.35%	4	7,160	(1,605)	22.42%	18	50,195	(6,919)	13.78%
	582	$474,089	(19,360)	4.08%	415	$262,801	(35,077)	13.35%	997	$736,890	$(54,437)	7.39%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are not attributable to credit losses. None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest. The unrealized losses are due to changes in interest rates. The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table. Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of December 31, 2023. The fair value is expected to recover as the securities approach maturity. The U.S. Treasury and other securities are issued and guaranteed by U.S. government-sponsored entities and agencies. The mortgage-backed securities and collateralized mortgage obligations have implied U.S. government guarantees of the agency securities. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of December 31, 2023

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3.Loans

Classes of loans are as follows:

	December 31,
	2023	2022
	(Amounts In Thousands)
Agricultural	$115,786	$112,705
Commercial and financial	307,190	269,568
Real estate:
Construction, 1 to 4 family residential	80,255	92,408
Construction, land development and commercial	313,878	196,240
Mortgage, farmland	281,164	256,570
Mortgage, 1 to 4 family first liens	1,221,296	1,130,989
Mortgage, 1 to 4 family junior liens	144,524	124,951
Mortgage, multi-family	471,009	436,952
Mortgage, commercial	416,670	402,842
Loans to individuals	40,205	36,675
Obligations of state and political subdivisions	46,446	48,213
	3,438,423	3,108,113
Net unamortized fees and costs	359	308
	3,438,782	3,108,421
Less allowance for credit losses	49,410	41,440
	$3,389,372	$3,066,981

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the allowance for credit losses (ACL) on loans for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2023
ACL on loans:
Beginning balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440
Charge-offs	(781)	(3,214)	(2,066)	(21)	(467)	(869)	(1,219)	(8,637)
Recoveries	72	556	13	56	446	256	267	1,666
Credit loss (benefit) expense	683	5,149	4,346	405	4,365	(647)	640	14,941
Ending balance	$2,516	$8,750	$6,482	$3,429	$18,552	$8,156	$1,525	$49,410

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2022
ACL on loans:
Beginning balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470
Charge-offs	(357)	(447)	—	(40)	(729)	(51)	(589)	(2,213)
Recoveries	83	584	48	296	898	361	153	2,423
Credit loss (benefit) expense	555	1,853	1,841	(700)	2,541	(1,392)	1,062	5,760
Ending balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2021
ACL on loans:
Beginning balance, prior to adoption of ASC 326	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070
Impact of adopting ASC 326	(328)	298	327	763	522	1,396	(232)	2,746
Charge-offs	(106)	(136)	(3)	(1)	(482)	(265)	(323)	(1,316)
Recoveries	142	1,103	94	25	964	263	152	2,743
Provision	45	(1,881)	(437)	(1,527)	(1,874)	(311)	212	(5,773)
Ending balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the ACL for off-balance sheet credit exposures for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31, 2023
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Beginning balance	$525	$1,099	$2,126	$55	$471	$122	$32	$4,430
Credit loss (benefit) expense	(242)	308	715	18	(108)	(34)	23	680
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$283	$1,407	$2,841	$73	$363	$88	$55	$5,110

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Beginning balance	$383	$1,118	$849	$113	$794	$559	$34	$3,850
Credit loss (benefit) expense	142	(19)	1,277	(58)	(323)	(437)	(2)	580
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$525	$1,099	$2,126	$55	$471	$122	$32	$4,430

	Year Ended December 31, 2021
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Beginning balance	$—	$—	$—	$—	$—	$—	$—	$—
Impact of adopting ASC 326	385	1,585	736	180	471	212	15	3,584
Credit loss (benefit) expense	(2)	(467)	113	(67)	323	347	19	266
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$383	$1,118	$849	$113	$794	$559	$34	$3,850

Credit loss expense (benefit) for off-balance sheet credit exposures is included in credit loss expense (benefit) on the consolidated statement of income for the years ended December 31, 2023, 2022 and 2021.

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

The following tables present the credit quality indicators and origination years by type of loan in each category as of December 31, 2023 and 2022 (amounts in thousands):

	Agricultural
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$292	$749	$—	$94	$10	$—	$6,067	$7,212
Good	3,555	2,318	359	562	377	2	10,479	17,652
Satisfactory	8,412	8,787	2,706	1,644	430	153	32,552	54,684
Monitor	4,624	2,630	687	425	252	758	15,510	24,886
Special Mention	1,275	1,148	171	34	10	—	1,846	4,484
Substandard	1,268	331	159	—	377	—	4,733	6,868
Total	$19,426	$15,963	$4,082	$2,759	$1,456	$913	$71,187	$115,786

Current period gross write-offs	$56	$416	$—	$—	$—	$—	309	$781

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial and Financial
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$3,163	$445	$411	$474	$—	$—	$3,003	$7,496
Good	8,655	11,491	5,304	1,654	189	103	19,385	46,781
Satisfactory	52,177	31,977	16,571	6,168	2,485	1,009	66,021	176,408
Monitor	14,711	14,008	5,152	3,957	477	44	23,418	61,767
Special Mention	6,355	1,775	429	247	57	6	1,425	10,294
Substandard	1,673	511	643	209	317	370	721	4,444
Total	$86,734	$60,207	$28,510	$12,709	$3,525	$1,532	$113,973	$307,190

Current period gross write-offs	$1,878	$261	$181	$136	$122	$10	626	$3,214

	Real Estate: Construction, 1 to 4 Family Residential
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$4	$4
Good	497	1,347	—	—	—	—	12,548	14,392
Satisfactory	3,043	404	—	—	—	—	31,228	34,675
Monitor	3,490	—	—	—	—	—	18,308	21,798
Special Mention	506	—	—	—	—	—	2,967	3,473
Substandard	560	4,851	—	—	—	—	502	5,913
Total	$8,096	$6,602	$—	$—	$—	$—	$65,557	$80,255

Current period gross write-offs	$149	$1,019	$—	$—	$—	$—	234	$1,402

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Construction, Land Development and Commercial
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$250	$—	$—	$—	$106	$1,292	$1,648
Good	3,704	651	305	947	—	199	10,321	16,127
Satisfactory	17,198	9,379	7,540	517	274	1,104	176,540	212,552
Monitor	16,786	1,946	1,083	162	—	—	51,842	71,819
Special Mention	1,713	223	117	—	—	—	2,177	4,230
Substandard	2,700	3,774	—	956	—	11	61	7,502
Total	$42,101	$16,223	$9,045	$2,582	$274	$1,420	$242,233	$313,878

Current period gross write-offs	$456	$187	$—	$9	$—	$—	12	$664

	Real Estate: Mortgage, Farmland
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,966	$4,469	$1,928	$177	$—	$—	$100	$8,640
Good	7,244	21,882	11,016	7,206	964	977	7,006	56,295
Satisfactory	37,415	52,580	37,032	16,537	3,063	8,213	15,985	170,825
Monitor	6,256	14,840	3,353	4,452	270	1,242	1,586	31,999
Special Mention	2,073	835	1,719	108	224	—	2,807	7,766
Substandard	3,793	1,681	—	—	—	165	—	5,639
Total	$58,747	$96,287	$55,048	$28,480	$4,521	$10,597	$27,484	$281,164

Current period gross write-offs	$21	$—	$—	$—	$—	$—	—	$21

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Mortgage, 1 to 4 Family First Liens
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$446	$1,405	$1,165	$338	$—	$661	$—	$4,015
Good	11,907	20,471	4,704	7,481	1,656	11,012	5,499	62,730
Satisfactory	196,885	312,473	178,678	121,112	44,683	134,698	14,328	1,002,857
Monitor	15,328	43,289	15,338	17,706	2,993	11,122	9,115	114,891
Special Mention	2,585	5,752	4,145	1,515	993	4,533	794	20,317
Substandard	1,531	2,368	3,966	2,556	1,392	4,482	191	16,486
Total	$228,682	$385,758	$207,996	$150,708	$51,717	$166,508	$29,927	$1,221,296

Current period gross write-offs	$—	$120	$25	$46	$14	$31	1	$237

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$2	$—	$—	$—	$2
Good	86	259	185	430	86	461	4,031	5,538
Satisfactory	10,921	13,280	9,008	6,818	3,563	8,224	78,798	130,612
Monitor	466	582	303	482	406	92	3,120	5,451
Special Mention	77	199	257	169	14	155	771	1,642
Substandard	86	51	185	53	16	155	733	1,279
Total	$11,636	$14,371	$9,938	$7,954	$4,085	$9,087	$87,453	$144,524

Current period gross write-offs	$24	$34	$77	$25	$15	$44	11	$230

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Mortgage, Multi-Family
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$5,806	$2,992	$3,093	$—	$113	$—	$12,004
Good	29,175	49,599	14,879	22,335	—	8,110	2,119	126,217
Satisfactory	30,113	71,890	60,229	22,233	1,256	13,816	17,688	217,225
Monitor	26,456	26,082	20,583	22,276	162	1,141	1,032	97,732
Special Mention	—	1,927	906	191	—	—	5,525	8,549
Substandard	169	7,999	78	—	—	—	1,036	9,282
Total	$85,913	$163,303	$99,667	$70,128	$1,418	$23,180	$27,400	$471,009

Current period gross write-offs	$—	$83	$18	$—	$—	$—	—	$101

	Real Estate: Mortgage, Commercial
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,469	$1,519	$555	$16,733	$—	$570	$—	$20,846
Good	7,293	19,233	17,928	16,978	2,332	3,467	12,937	80,168
Satisfactory	31,567	39,024	48,551	38,915	8,830	13,642	40,044	220,573
Monitor	10,862	30,376	14,892	12,059	297	8,480	5,698	82,664
Special Mention	494	1,127	828	544	—	1,006	993	4,992
Substandard	244	755	2,270	2,495	605	88	970	7,427
Total	$51,929	$92,034	$85,024	$87,724	$12,064	$27,253	$60,642	$416,670

Current period gross write-offs	$7	$—	$761	$—	$—	$—	—	$768

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Loans to Individuals
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	150	6	—	—	5	—	2	163
Satisfactory	27,480	6,715	3,064	1,154	272	97	257	39,039
Monitor	358	178	34	4	—	—	2	576
Special Mention	62	115	46	—	—	—	1	224
Substandard	117	18	6	—	—	60	2	203
Total	$28,167	$7,032	$3,150	$1,158	$277	$157	$264	$40,205

Current period gross write-offs	$1,064	$101	$33	$11	$7	$—	3	$1,219

	Obligations of State and Political Subdivisions
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$4,543	$—	$4,543
Good	—	—	—	1,752	—	7,064	—	8,816
Satisfactory	1,381	2,306	787	2,355	1,141	12,959	5,311	26,240
Monitor	—	331	—	—	290	606	—	1,227
Special Mention	—	—	—	289	159	—	—	448
Substandard	—	107	—	—	—	2,030	3,035	5,172
Total	$1,381	$2,744	$787	$4,396	$1,590	$27,202	$8,346	$46,446

Current period gross write-offs	$—	$—	$—	$—	$—	$—	—	$—

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Agricultural
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$395	$—	$199	$20	$3	$—	$4,196	$4,813
Good	3,823	550	1,003	427	23	13	9,671	15,510
Satisfactory	17,417	4,144	2,659	855	1,250	48	24,233	50,606
Monitor	12,835	1,885	1,770	891	272	225	19,623	37,501
Special Mention	—	—	—	—	—	—	62	62
Substandard	1,450	—	278	59	166	—	2,260	4,213
Total	$35,920	$6,579	$5,909	$2,252	$1,714	$286	$60,045	$112,705

	Commercial and Financial
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,644	$690	$691	$—	$176	$—	$8,404	$11,605
Good	14,733	6,854	2,504	546	105	1,059	15,836	41,637
Satisfactory	57,920	24,028	11,139	4,339	1,979	356	53,618	153,379
Monitor	16,153	7,570	6,031	1,172	260	1	24,434	55,621
Special Mention	1,201	343	278	196	29	391	668	3,106
Substandard	746	477	291	68	—	—	2,638	4,220
Total	$92,397	$39,962	$20,934	$6,321	$2,549	$1,807	$105,598	$269,568

	Real Estate: Construction, 1 to 4 Family Residential
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	322	—	—	—	—	—	21,467	21,789
Satisfactory	1,962	328	—	—	—	—	47,229	49,519
Monitor	775	182	—	—	—	—	19,886	20,843
Special Mention	—	—	—	—	—	—	38	38
Substandard	—	105	—	—	—	—	114	219
Total	$3,059	$615	$—	$—	$—	$—	$88,734	$92,408

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Construction, Land Development and Commercial
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$375	$—	$—	$—	$—	$127	$1,424	$1,926
Good	2,383	958	947	—	—	221	18,349	22,858
Satisfactory	23,004	7,222	1,191	311	251	828	90,511	123,318
Monitor	8,121	4,788	119	6	33	71	27,551	40,689
Special Mention	—	—	—	—	—	—	—	—
Substandard	7,043	191	53	—	—	—	162	7,449
Total	$40,926	$13,159	$2,310	$317	$284	$1,247	$137,997	$196,240

	Real Estate: Mortgage, Farmland
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$4,058	$58	$261	$68	$—	$4	$115	$4,564
Good	24,552	13,966	7,541	1,582	846	917	7,034	56,438
Satisfactory	47,617	41,878	20,908	3,628	5,258	8,184	11,927	139,400
Monitor	24,754	5,803	5,440	3,478	887	1,221	8,992	50,575
Special Mention	4,284	96	112	—	—	15	—	4,507
Substandard	539	—	—	60	307	180	—	1,086
Total	$105,804	$61,801	$34,262	$8,816	$7,298	$10,521	$28,068	$256,570

	Real Estate: Mortgage, 1 to 4 Family First Liens
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,507	$450	$352	$—	$6	$360	$—	$2,675
Good	23,270	5,522	8,346	1,342	2,391	10,401	4,688	55,960
Satisfactory	369,706	201,488	142,417	52,727	47,736	124,754	14,992	953,820
Monitor	29,274	20,868	19,766	3,624	4,546	10,638	6,823	95,539
Special Mention	903	1,216	2,058	1,048	952	2,844	463	9,484
Substandard	1,756	2,086	2,419	833	1,690	3,980	747	13,511
Total	$426,416	$231,630	$175,358	$59,574	$57,321	$152,977	$27,713	$1,130,989

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$23	$—	$7	$—	$—	$—	$32	$62
Good	493	189	465	91	—	527	2,023	3,788
Satisfactory	15,543	10,915	7,921	4,523	4,822	7,024	64,649	115,397
Monitor	248	244	507	83	286	188	2,442	3,998
Special Mention	114	134	214	37	12	120	72	703
Substandard	122	69	198	87	57	47	423	1,003
Total	$16,543	$11,551	$9,312	$4,821	$5,177	$7,906	$69,641	$124,951

	Real Estate: Mortgage, Multi-Family
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$6,162	$3,123	$3,018	$—	$—	$292	$—	$12,595
Good	14,175	23,485	26,302	—	—	8,538	1,362	73,862
Satisfactory	97,449	85,441	26,513	2,355	471	14,295	10,604	237,128
Monitor	44,719	26,633	26,252	169	—	1,201	6,219	105,193
Special Mention	8,174	—	—	—	—	—	—	8,174
Substandard	—	—	—	—	—	—	—	—
Total	$170,679	$138,682	$82,085	$2,524	$471	$24,326	$18,185	$436,952

	Real Estate: Mortgage, Commercial
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,946	$576	$21,269	$—	$—	$1,145	$—	$24,936
Good	19,682	23,000	14,286	2,026	1,271	4,413	11,689	76,367
Satisfactory	61,055	61,844	38,772	10,590	8,255	14,568	21,933	217,017
Monitor	22,542	13,111	21,909	3,318	1,515	8,212	7,089	77,696
Special Mention	—	3,298	779	—	—	—	689	4,766
Substandard	259	513	927	75	190	96	—	2,060
Total	$105,484	$102,342	$97,942	$16,009	$11,231	$28,434	$41,400	$402,842

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Loans to Individuals
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$24	$—	$—	$—	$—	$—	$—	$24
Good	47	—	—	16	—	—	2	65
Satisfactory	14,053	6,091	2,647	869	335	11,722	133	35,850
Monitor	253	146	49	5	24	—	1	478
Special Mention	88	34	5	9	—	—	—	136
Substandard	45	36	3	2	4	30	2	122
Total	$14,510	$6,307	$2,704	$901	$363	$11,752	$138	$36,675

	Obligations of State and Political Subdivisions
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$4,816	$—	$4,816
Good	—	—	1,870	—	—	8,342	—	10,212
Satisfactory	2,224	820	1,961	1,492	573	15,677	8,848	31,595
Monitor	344	—	830	181	99	136	—	1,590
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$2,568	$820	$4,661	$1,673	$672	$28,971	$8,848	$48,213

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Past due loans as of December 31, 2023 and 2022 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2023
Agricultural	$801	$—	$—	$801	$114,985	$115,786	$—
Commercial and financial	1,345	1,752	384	3,481	303,709	307,190	—
Real estate:
Construction, 1 to 4 family residential	433	—	5,411	5,844	74,411	80,255	—
Construction, land development and commercial	730	—	7,953	8,683	305,195	313,878	30
Mortgage, farmland	—	183	—	183	280,981	281,164	—
Mortgage, 1 to 4 family first liens	13,344	3,047	2,720	19,111	1,202,185	1,221,296	515
Mortgage, 1 to 4 family junior liens	519	20	5	544	143,980	144,524	—
Mortgage, multi-family	1,869	—	7,685	9,554	461,455	471,009	—
Mortgage, commercial	875	416	—	1,291	415,379	416,670	—
Loans to individuals	341	31	—	372	39,833	40,205	—
Obligations of state and political subdivisions	—	—	—	—	46,446	46,446	—
	$20,257	$5,449	$24,158	$49,864	$3,388,559	$3,438,423	$545

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2022
Agricultural	$314	$—	$—	$314	$112,391	$112,705	$—
Commercial and financial	421	132	6	559	269,009	269,568	—
Real estate:
Construction, 1 to 4 family residential	—	—	105	105	92,303	92,408	—
Construction, land development and commercial	—	1,183	191	1,374	194,866	196,240	—
Mortgage, farmland	24	162	60	246	256,324	256,570	—
Mortgage, 1 to 4 family first liens	3,421	45	3,029	6,495	1,124,494	1,130,989	553
Mortgage, 1 to 4 family junior liens	473	19	8	500	124,451	124,951	—
Mortgage, multi-family	—	—	—	—	436,952	436,952	—
Mortgage, commercial	247	—	75	322	402,520	402,842	—
Loans to individuals	314	53	—	367	36,308	36,675	—
Obligations of state and political subdivisions	—	—	—	—	48,213	48,213	—
	$5,214	$1,594	$3,474	$10,282	$3,097,831	$3,108,113	$553

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Accruing loans past due 90 days or more decreased $0.01 million from December 31, 2022 to December 31, 2023.  As of December 31, 2023 and 2022, accruing loans past due 90 days or more were 0.02% and 0.02% of total loans, respectively.  The average balance of the accruing loans past due 90 days or more decreased in 2023 as compared to 2022.  The average 90 days or more past due accruing loan balance per loan was $0.08 million as of December 31, 2023 compared to $0.14 million as of December 31, 2022.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized.   Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain nonaccrual and TDR loan information by loan type at December 31, 2023 and 2022 was as follows:

	December 31, 2023			December 31, 2022
	Nonaccrual loans (1)	Interest income recognized on non-accrual	Accruing loans past due 90 days or more	Nonaccrual loans (1)	Interest income recognized on non-accrual	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$—	$—	$—	$—	$—	$—	$20
Commercial and financial	524	—	—	265	—	—	1,124
Real estate:
Construction, 1 to 4 family residential	5,505	—	—	105	—	—	—
Construction, land development and commercial	8,049	—	30	191	—	—	—
Mortgage, farmland	—	—	—	623	—	—	1,039
Mortgage, 1 to 4 family first liens	5,805	—	515	4,550	—	553	1,156
Mortgage, 1 to 4 family junior liens	221	—	—	175	—	—	19
Mortgage, multi-family	7,685	—	—	—	—	—	620
Mortgage, commercial	3,099	—	—	906	—	—	1,927
Loans to individuals	—	—	—	—	—	—	—
	$30,888	$—	$545	$6,815	$—	$553	$5,905

(1)There were $1.75 million of TDR loans included within nonaccrual loans as of December 31, 2022.

The increase in nonaccrual loans as of December 31, 2023 compared to December 31, 2022 is primarily due to two significant relationships accounting for approximately 94% of the increase. As of December 31, 2023, nonaccrual loans had no ACL allocation recorded except for $0.10 million recorded for 1 to 4 family first lien mortgages. As of December 31, 2022, nonaccrual loans had ACL allocations as follows: $0.04 million for 1 to 4 family first lien mortgages and $0.06 for 1 to 4 family construction loans.

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

Below is a summary of information for TDR loans as of December 31, 2022:

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

A summary of TDR loans that were modified during the year ended December 31, 2022 was as follows:

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
.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company allocated $0.06 million of allowance for TDR loans and had commitments to lend $0.15 million in additional borrowings to restructured loan customers as of December 31, 2022. These commitments were in the normal course of business. The additional borrowings were not used to facilitate payments on these loans. The modifications of the terms of loans performed during the year ended December 31, 2022 included extensions of the maturity date.

There were no TDR loans modified that were in payment default (defined as past due 90 days or more) during the year ended December 31, 2022.

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (numbers in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

	Term Extension
	Amortized Cost Basis at December 31, 2023	% of Total Class of Financing Receivable
Loan Type
Mortgage, Farmland	$1,219	0.43%
Agricultural	2,556	2.21%
Mortgage, commercial	312	0.07%
Total	$4,087

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Mortgage, Farmland	Added a weighted-average 5.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Agricultural	Added a weighted-average 0.08 year to the life of loans, which reduced monthly payment amounts for the borrowers.
Mortgage, commercial	Added a weighted-average 5.1 year to the life of loans, which reduced monthly payment amounts for the borrowers.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (numbers in thousands):

Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Mortgage, Farmland	$1,219	$—	$—
Agricultural	2,556	—	—
Commercial and financial	312	—	—
	$4,087	$—	$—

The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2023 and 2022:

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
December 31, 2023
Agricultural	$2,557	$—	$—	$—	$2,557	$—
Commercial and financial	2,233	—	10	—	2,243	560
Real estate:
Construction, 1 to 4 family residential	5,504	—	—	—	5,504	—
Construction, land development and commercial	8,080	—	—	—	8,080	—
Mortgage, farmland	2,077	—	169	—	2,246	—
Mortgage, 1 to 4 family first liens	6,593	—	—	—	6,593	104
Mortgage, 1 to 4 family junior liens	239	—	—	—	239	—
Mortgage, multi-family	7,685	—	—	—	7,685	—
Mortgage, commercial	5,139	—	—	—	5,139	—
Loans to individuals	60	—	—	—	60	60
Obligations of state and political subdivisions	—	—	—	—	—	—
	$40,167	$—	$179	$—	$40,346	$724

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
December 31, 2022
Agricultural	$197	$—	$—	$—	$197	$—
Commercial and financial	1,385	—	74	—	1,459	4
Real estate:
Construction, 1 to 4 family residential	382	—	—	—	382	105
Construction, land development and commercial	191	—	—	—	191	—
Mortgage, farmland	1,482	—	180	—	1,662	—
Mortgage, 1 to 4 family first liens	6,012	—	—	—	6,012	44
Mortgage, 1 to 4 family junior liens	193	—	—	—	193	1
Mortgage, multi-family	620	—	—	—	620	—
Mortgage, commercial	2,833	—	—	—	2,833	1
Loans to individuals	30	—	—	—	30	29
Obligations of state and political subdivisions	—	—	—	—	—	—
	$13,325	$—	$254	$—	$13,579	$184

The changes in the ACL in 2023 compared to 2022 is the result of the following factors: slight increase in forecasted Iowa unemployment used in the ACL calculation which resulted in an increase of $0.27 million; increase in loan volume which resulted in an increase of $1.81 million; changes in prepayment and curtailment rates resulting in an increase of $1.74 million; increases in the individually analyzed loans reserve of $0.55 million; increases in qualitative factors determined necessary by management which resulted in a decrease of $0.97 million and an increase of $4.57 million due to increased charge-offs and therefore higher loss rates. The increase in the allowance for credit losses on off-balance sheet credit exposures is primarily a result of a significant outstanding unfunded commitment and increased loss rates as of December 31, 2023.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans increased $26.77 million from December 31, 2022 to December 31, 2023.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and loans made to borrowers with financial difficulties. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 1.17% of loans held for investment as of December 31, 2023 and 0.44% as of December 31, 2022. The increase in collateral-dependent loans is due to an increase in loans modified due to financial difficulties of $4.09 million, an increase in nonaccrual loans of $24.07 million, an increase of $1.36 million in loans with a specific reserve and is offset by a decrease in 90 days or more accruing loans of $0.01 million and former individually analyzed loans totaling $2.44 million being classified as pooled loans as of December 31, 2023 for purposes of the ACL calculation due to having similar risk characteristics as pooled loans. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

The Company regularly reviews a substantial portion of the loans in the portfolio and assesses whether the loans share common risk characteristics for which expected credit loss is measured on a pool basis or if the loans do not share common risk

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Note 4.Property and Equipment

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,
	2023	2022
	(Amounts In Thousands)
Land	$11,266	$11,266
Buildings and improvements	41,223	38,923
Furniture and equipment	42,694	41,999
	95,183	92,188
Less accumulated depreciation	60,953	58,670
Net	$34,230	$33,518

Note 5.Leases

The Bank leases branch offices, parking facilities and certain equipment under operating leases. The leases have remaining lease terms of 1 year to 10.5 years, some of which include options to extend the leases for up to 10 years, and some of which

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
include options to terminate the leases within 1 year. As the options are reasonably certain to be exercised, they are recognized as part of the right-of-use assets and lease liabilities.

For the years ended December 31, 2023 and 2022, total operating lease expense was $0.50 million and $0.58 million, respectively, and is included in occupancy expenses in the consolidated statement of income. Included in this were $0.43 million and $0.50 million of operating lease costs, respectively, $0.03 million and $0.03 million of short term lease costs, respectively, and $0.04 million and $0.05 million of variable lease costs, respectively.
For the years ended December 31, 2023 and 2022, cash paid for amounts included in the measurement of operating lease liabilities was $0.42 million and $0.50 million, respectively, and right-of-use assets obtained in exchange for lease obligations was $0.31 million and none, respectively.
As of December 31, 2023 and 2022, operating lease right-of-use assets included in other assets were $2.13 million and $2.11 million, respectively. Operating lease liabilities included in other liabilities were $2.22 million and $2.19 million, respectively. The weighted average remaining lease term for operating leases was 8.56 years and 9.72 years, respectively, and the weighted average discount rate for operating leases was 3.69% and 3.54%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of December 31, 2023, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2024	329
2025	332
2026	335
2027	333
2028	295
Thereafter	984
Total lease payments	2,608
Less imputed interest	(385)
Total operating lease liabilities	$2,223

Note 6.Interest - Bearing Deposits

A summary of these deposits is as follows:

	December 31,
	2023	2022
	(Amounts In Thousands)
NOW and other demand	$783,337	$948,322
Savings	1,021,126	1,196,686
Time, $250,000 and over	200,377	88,808
Other time	677,542	476,101
	$2,682,382	$2,709,917

Brokered deposits totaled $24.22 million and $31.74 million as of December 31, 2023 and 2022, respectively, with an average interest rate of 5.35% and 2.60% as of December 31, 2023 and 2022, respectively. As of December 31, 2023, brokered deposits of $24.22 million are included in savings deposits.  At December 31, 2022, brokered deposits of $31.74 million were included in savings deposits.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Time deposits have a maturity as follows:

	December 31,
	2023	2022
	(Amounts In Thousands)
Due in one year or less	$806,638	$257,239
Due after one year through two years	45,890	246,763
Due after two years through three years	13,237	40,144
Due after three years through four years	11,095	14,933
Due over four years	1,059	5,830
	$877,919	$564,909

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7.Short-term Borrowings

The following table sets forth selected information for other borrowings each of which having a maturity of less than one year:

	December 31,
	2023	2022
	(Amounts In Thousands)
Federal funds purchased, interest rates 4.50% to 4.85%	$—	$82,061
Bank Term Funding Program, interest rates 4.83%	219,000	—

The Company has federal funds lines available totaling $175.00 million and $77.94 million from multiple correspondent banking relationships as of December 31, 2023 and 2022, respectively, that is secured by available for sale securities. The weighted average interest rate on these borrowings outstanding as of December 31, 2023 and 2022 was 5.31% and 4.72%, respectively.

The Company has a bank term funding program line available totaling $81.33 million as of December 31, 2023 that is secured by available for sale securities. The weighted average interest rate on these borrowings outstanding as of December 31, 2023 was 4.68%.

The Company also has availability to borrow from the Federal Reserve Bank Discount Window of $100 million as of December 31, 2023 that is secured by available for sale securities.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8.Federal Home Loan Bank Borrowings

As of December 31, 2023 and 2022, the borrowings were as follows:

	2023	2022
(Effective interest rates as of December 31, 2023)	(Amounts In Thousands)
Overnight borrowing, 4.60%	$—	$40,000
Due 2024, 5.49 to 5.66	296,648	—
	$296,648	$40,000

On December 21, 2021 the Company paid $105.00 million in FHLB Borrowings due in 2025 through 2027. Fees incurred with the 2021 prepayments were $7.69 million and were recorded in other noninterest expenses.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $15.75 million and $6.46 million at December 31, 2023 and 2022, respectively.  Collateral is provided by the Company’s 1 to 4 family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The Company has the ability to borrow against 1-4 family first mortgages, agricultural real estate, commercial real estate and multi-family loans totaling $1,078.91 million as of December 31, 2023 and $1,047.91 million as of December 31, 2022 and there was $296.65 million and $40.00 million borrowed against this collateral as of December 31, 2023 and 2022, respectively.

Note 9.Accumulated Other Comprehensive (Loss)

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	December 31,
	2023	2022
	(amounts in thousands)
Net unrealized (loss) on available-for-sale securities	$(35,418)	$(54,198)
Net unrealized (loss) on derivatives used for cash flow hedges	(233)	—
Tax effect	8,475	13,138
Net-of-tax amount	$(27,176)	$(41,060)

Note 10.Employee Benefit Plans

The Company has an Employee Stock Purchase Plan (the “ESPP”).  For each quarterly offering period, eligible employees can elect to contribute from 1% to 15% of his or her compensation.  The purchase price is the lesser of 90% of the fair market value on the first day of the offering period or the last day of the offering period.  The maximum dollar amount any one employee can elect to contribute in a year is $9,000.  During the year ended December 31, 2023, 6,550 shares of stock were purchased by employees of the Bank through the ESPP.  6,637 shares of stock were purchased by employees of the Bank through the ESPP for the year ended December 31, 2022.

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions.  The Company's contribution to the ESOP totaled $1.40 million, $1.28 million and $1.27 million for the years ended December 31, 2023, 2022 and 2021, respectively.  The 2023, 2022 and 2021 discretionary contribution rate was 4.5% of qualified salaries.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value.  To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity.  The Company obtains a quarterly independent

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
appraisal of the shares of stock.  As of December 31, 2023 and 2022, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

	2023	2022
Shares held by the ESOP	679,592	708,488
Fair value per share	$66.00	$72.00
Maximum cash obligation	$44,853,000	$51,011,000

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors.  The Company made a 4.50% or $1.40 million contribution to the profit sharing plan for the year ended December 31, 2023. The Company made a 4.50% or $1.28 million contribution to the profit sharing plan for the year ended December 31, 2022. The Company made a 4.50% or $1.27 million contribution to the profit sharing plan for the year ended December 31, 2021. The Company made matching contributions under its 401(k) plan of $0.28 million in 2023, $0.27 million in 2022, and $0.26 million in 2021 and each such amount is included in salaries and employee benefits expense.

The Company provides a deferred compensation program for executive officers.  This program allows executive officers to elect to defer a portion of their salaried compensation for payment by the Company at a subsequent date.  The executive officers can defer up to 30% of their base compensation and up to 100% of any bonus into the deferral plan.  Any amount so deferred is credited to the executive officer’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferrals and earnings grow tax deferred until withdrawn from the plan.  Earnings credited to the individual’s accounts are recorded as compensation expense when earned.  The deferred compensation liability is recorded in other liabilities and totals $0.09 million and $0.15 million at December 31, 2023 and 2022, respectively.  Expense (income) related to the deferred compensation plan was $(0.01) million for 2023, $0.06 million for 2022 and $0.25 million for 2021 and is included in salaries and employee benefits expense.

The Company also provides a deferred compensation program for its Board of Directors.  Under the plan, each director may elect to defer up to 50% of such director’s cash compensation from retainers and meeting fees for payment by the Company at a subsequent date.  Any amount so deferred is credited to the director’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The director’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferred compensation liability for the directors’ plan is recorded in other liabilities and totaled $3.58 million and $4.10 million at December 31, 2023 and 2022, respectively.  Expense (income) related to the directors’ deferred compensation plan was $(0.26) million for 2023, $0.29 million for 2022 and $0.38 million for 2021 and is included in other noninterest expense.

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

There were no stock options granted in 2023 and 2022. The intrinsic value of options exercised was $0.00 million, $0.26 million and $0.00 million for 2023, 2022 and 2021, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Balance, December 31, 2020	13,025	$45.92	4.47	216
Granted	—
Exercised	—
Balance, December 31, 2021	13,025	$45.92	3.47	288
Granted	—
Exercised	(7,220)
Balance, December 31, 2022	5,805	$62.00	6.40	58
Granted	—
Exercised	—
Balance, December 31, 2023	5,805	$62.00	5.40	$23

Other pertinent information related to the options outstanding at December 31, 2023 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable
62.00	5,805	65 months	—
	5,805		—

As of December 31, 2023, the outstanding options have a weighted-average exercise price of $62.00 per share and a weighted average remaining contractual term of 5.40 years. There was $0.01 million in unrecognized compensation cost for stock options granted under the plan as of December 31, 2023. The cost is expected to be recognized over a weighted-average period of 0.40 years. As of December 31, 2023, there were zero vested option shares.

As of December 31, 2023, 178,073 shares were available for stock options and awards under the 2020 Stock Option and Incentive Plan (2020 Plan).  The 2010 Stock Option and Incentive Plan (2010 Plan) was discontinued upon the approval of the 2020 Plan in April 2020. No stock options or stock awards will be issued from the 2010 Plan after April 2020. The Compensation and Incentive Stock Committee is also authorized to grant awards of restricted common stock. A summary of the restricted stock option activity for the year ended December 31, 2023 is as follows:

	2020 Stock Option and Incentive Plan		2010 Stock Option and Incentive Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2022	197,245		34,406
Authorization of shares	—		—
Granted	24,393	$67.40	—	$0.00
Forfeited	5,221	$67.42	3,620	$62.21
Balance, December 31, 2023	178,073		38,026

The Company authorized the issuance of 24,393 shares in 2022, 18,935 shares in 2022, and 24,513 shares in 2021 to certain employees.  The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the vesting period.  The expense relating to these awards for the years ended December 31, 2023, 2022 and 2021 was $0.85 million, $0.88 million and $0.92 million, respectively. 10,800, 6,800 and 12,800 shares of the restricted common stock shares awarded in December 31, 2023, 2022 and 2021, are subject to forfeiture upon termination of the employee's employment with the Company within eight years of the award.

Note 11.Income Taxes

Income taxes for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

	2023	2022	2021
	(Amounts In Thousands)
Current:
Federal	$9,575	$11,190	$10,383
State	2,596	3,231	2,653
Deferred:
Federal	(2,215)	(1,035)	757
State	342	(272)	214
	$10,298	$13,114	$14,007

Temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes.  Deferred tax assets and liabilities at December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
	(Amounts In Thousands)
Deferred income tax assets:
Allowance for credit losses	$11,745	$10,045
Deferred compensation and unearned restricted stock	1,671	1,785
Allowance for credit losses on off-balance sheet credit exposures	1,212	1,074
Accrued expenses	932	848
Unrealized losses on investment securities	8,419	13,138
State net operating loss	1,286	1,187
Gross deferred tax assets	$25,265	$28,077
Valuation allowance	(1,286)	(1,187)
Deferred tax asset, net of valuation allowance	$23,979	$26,890
Deferred income tax liabilities:
Property and equipment	1,647	1,680
Goodwill	388	395
Prepaid expenses	495	400
Other	178	354
Gross deferred tax liabilities	$2,708	$2,829
Net deferred tax assets	$21,271	$24,061

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry-forwards.  The net operating loss carry-forwards are generated by the Company largely from its investment in tax credit real estate properties.  The Company is required to file a separate Iowa tax return and cannot be consolidated with the Bank.  The net operating loss carry-forwards will expire, if not utilized, between 2024 and 2042.  The Company has recorded a valuation allowance to reduce the deferred tax asset attributable to the net operating loss carry-forwards.  At December 31, 2023 and 2022, the Company believes it is more likely than not that the Iowa net operating loss carry-forwards will not be realized. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance increased by $99,000 and $93,000 for the years ended December 31, 2023 and 2022, respectively.

The net change in the deferred income taxes for the years ended December 31, 2023, 2022 and 2021 is reflected in the consolidated financial statements as follows:

	Year Ended December 31,
	2023	2022	2021
	(Amounts In Thousands)
Consolidated statements of income	$(1,873)	$(1,307)	$971
Consolidated statements of stockholders' equity	4,663	(13,629)	(4,008)
	$2,790	$(14,936)	$(3,037)

Income tax expense for the years ended December 31, 2023, 2022 and 2021 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2023		2022		2021
	Amount	% Of Pretax Income	Amount	% Of Pretax Income	Amount	% Of Pretax Income
	(Amounts In Thousands)
Expected tax expense	$10,180	21.0%	$12,782	21.0%	$13,039	21.0%
Tax-exempt interest	(1,349)	(2.8)	(1,216)	(2.0)	(1,176)	(1.9)
Interest expense limitation	187	0.4	47	0.1	50	0.1
State income taxes, net of federal income tax benefit	2,321	4.8	2,337	3.8	2,265	3.7
Income tax credits	(475)	(1.0)	(475)	(0.8)	(475)	(0.8)
Other	(566)	(1.2)	(361)	(0.6)	304	0.5
	$10,298	21.2%	$13,114	21.5%	$14,007	22.6%

Federal income tax expense for the years ended December 31, 2023, 2022 and 2021 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.  The tax years ended December 31, 2023, 2022, 2021 and 2020, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2023, 2022, 2021 and 2020, remain open for examination.  There were no material unrecognized tax benefits at December 31, 2023 and December 31, 2022.  No interest or penalties on these unrecognized tax benefits has been recorded.  As of December 31, 2023, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve month period ending December 31, 2024.

Note 12.Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial results.  Under capital adequacy guidelines and the regulatory frameworks for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications of the Company and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of capital. The Bank uses the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
greater than 9%. Management believes that, as of December 31, 2023 and 2022, the Company and the Bank met all capital adequacy requirements to which they are subject.

The actual amounts and capital ratios as of December 31, 2023 and 2022, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2023:
Company:
Community Bank Leverage Ratio	$539,815	12.77%	9.00%
Bank:
Community Bank Leverage Ratio	541,566	12.82	9.00

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2022:
Company:
Community Bank Leverage Ratio	$517,831	13.27%	9.00%
Bank:
Community Bank Leverage Ratio	520,149	13.33	9.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of capital to assets of 9.0%, retained earnings of $161.36 million as of December 31, 2023 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank.  Reserve balances totaled none as of December 31, 2023 and 2022.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(Amounts In Thousands)
Balance, beginning	$73,039	$52,845
Net (decrease) increase due to change in related parties	714	(986)
Advances	27,689	39,155
Collections	(28,105)	(17,975)
Balance, ending	$73,337	$73,039

Deposits from these related parties totaled $14.66 million and $22.86 million as of December 31, 2023 and 2022, respectively.  Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.     Fair Value Measurements

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2023 are as follows:

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$59,482	$59,482	$59,482	$—	$—
Investment securities	795,167	795,167	422,490	372,677	—
Loans held for sale	2,023	2,023	—	2,023	—
Loans
Agricultural	113,270	112,421	—	—	112,421
Commercial and financial	298,440	294,021	—	—	294,021
Real estate:
Construction, 1 to 4 family residential	79,142	79,238	—	—	79,238
Construction, land development and commercial	308,509	299,846	—	—	299,846
Mortgage, farmland	277,735	259,969	—	—	259,969
Mortgage, 1 to 4 family first liens	1,206,991	1,114,737	—	—	1,114,737
Mortgage, 1 to 4 family junior liens	140,636	135,529	—	—	135,529
Mortgage, multi-family	466,754	435,222	—	—	435,222
Mortgage, commercial	412,769	386,712	—	—	386,712
Loans to individuals	38,958	37,600	—	—	37,600
Obligations of state and political subdivisions	46,168	43,676	—	—	43,676
Accrued interest receivable	19,786	19,786	—	19,786	—
Total financial instrument assets	$4,265,830	$4,075,429	$481,972	$394,486	$3,198,971
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$600,398	$600,398	$—	$600,398	$—
Interest-bearing deposits	2,682,382	2,678,798	—	2,678,798	—
Other borrowings	219,000	219,164	—	219,164	—
Federal Home Loan Bank borrowings	296,648	297,148	—	297,148	—
Interest rate swaps	233	233	—	233	—
Accrued interest payable	6,102	6,102	—	6,102	—
Total financial instrument liabilities	$3,804,763	$3,801,843	$—	$3,801,843	$—
	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$685,861	$—	$—	$—	$—
Letters of credit	7,654	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$693,515	$—	$—	$—	$—

(1)Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2022 are as follows:

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$36,641	$36,641	$36,641	$—	$—
Investment securities	782,565	782,565	445,392	337,173	—
Loans held for sale	1,663	1,663	—	1,663	—
Loans
Agricultural	110,163	108,992	—	—	108,992
Commercial and financial	263,309	259,500	—	—	259,500
Real estate:
Construction, 1 to 4 family residential	91,297	91,279	—	—	91,279
Construction, land development and commercial	193,162	188,726	—	—	188,726
Mortgage, farmland	253,581	237,849	—	—	237,849
Mortgage, 1 to 4 family first liens	1,120,150	1,055,091	—	—	1,055,091
Mortgage, 1 to 4 family junior liens	121,890	118,279	—	—	118,279
Mortgage, multi-family	432,517	411,092	—	—	411,092
Mortgage, commercial	397,861	377,753	—	—	377,753
Loans to individuals	35,278	36,934	—	—	36,934
Obligations of state and political subdivisions	47,773	45,653	—	—	45,653
Accrued interest receivable	15,782	15,782	—	15,782	—
Total financial instrument assets	$3,903,632	$3,767,799	$482,033	$354,618	$2,931,148
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$647,450	$647,450	$—	$647,450	$—
Interest-bearing deposits	2,709,917	2,711,088	—	2,711,088	—
Other borrowings	82,061	82,061	—	82,061	—
Federal Home Loan Bank borrowings	40,000	40,000	—	40,000	—
Accrued interest payable	1,394	1,394	—	1,394	—
Total financial instrument liabilities	3,480,822	3,481,993	—	3,481,993	—

Financial instrument with off-balance sheet risk:	Face Amount
Loan commitments	$701,729	$—	$—	$—	$—
Letters of credit	6,618	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$708,347	$—	$—	$—	$—

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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the year ended December 31, 2023. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$422,490	$—	$—	$422,490
State and political subdivisions	—	262,953	—	262,953
Mortgage-backed securities and collateralized mortgage obligations	—	60,929	—	60,929
Other securities (FHLB, FHLMC and FNMA)	—	33,049	—	33,049
Total	$422,490	$356,931	$—	$779,421

	December 31, 2022
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$445,392	$—	$—	$445,392
State and political subdivisions	—	248,582	—	248,582
Mortgage-backed securities and collateralized mortgage obligations	—	50,196	—	50,196
Other securities (FHLB, FHLMC and FNMA)	—	31,934	—	31,934
Total	$445,392	$330,712	$—	$776,104

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2023 and 2022.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis that were still held on the balance sheet at December 31, 2023 and 2022, the following tables provide the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

	December 31, 2023				Year Ended December 31, 2023
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total (Gains) Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$—	$—	$419
Commercial and financial	—	—	1,044	1,044	26
Real Estate:
Construction, 1 to 4 family residential	—	—	5,235	5,235	1,148
Construction, land development and commercial	—	—	2,755	2,755	447
Mortgage, farmland	—	—	—	—	—
Mortgage, 1 to 4 family first liens	—	—	1,518	1,518	(33)
Mortgage, 1 to 4 family junior liens	—	—	—	—	—
Mortgage, multi-family	—	—	—	—	20
Mortgage, commercial	—	—	1,911	1,911	725
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—
Total	$—	$—	$12,463	$12,463	$2,752

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2023 and 2022
(Amounts In Thousands)

ASSETS	2023	2022
Cash and cash equivalents at subsidiary bank	$652	$600
Investment in subsidiary bank	516,889	481,589
Other assets	1,348	1,296
Total assets	$518,889	$483,485
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$3,750	$4,214
Redeemable common stock held by ESOP	44,853	51,011
Stockholders' equity:
Capital stock	63,827	63,220
Retained earnings	541,329	512,841
Accumulated other comprehensive (loss)	(27,176)	(41,060)
Treasury stock at cost	(62,841)	(55,730)
	515,139	479,271
Less maximum cash obligation related to ESOP shares	44,853	51,011
Total stockholders' equity	470,286	428,260
Total liabilities and stockholders' equity	$518,889	$483,485

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2023, 2022 and 2021
(Amounts In Thousands)

	2023	2022	2021
Dividends received from subsidiary	$16,687	$12,806	$12,273
Other expenses	(199)	(720)	(836)
Income before income tax benefit and equity in undistributed income of subsidiary	16,488	12,086	11,437
Income tax benefit	54	269	297
	16,542	12,355	11,734
Equity in undistributed income of subsidiary	21,634	35,398	36,351
Net income	$38,176	$47,753	$48,085

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2023, 2022 and 2021
(Amounts In Thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$38,176	$47,753	$48,085
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed income of subsidiary	(21,634)	(35,398)	(36,351)
Share-based compensation	25	25	25
Compensation expensed through issuance of common stock	1,630	1,349	1,618
Forfeiture of common stock	(564)	(791)	(455)
(Increase) decrease in other assets	(52)	771	(221)
(Decrease) increase in other liabilities	(529)	28	290
Net cash and cash equivalents provided by operating activities	17,052	13,737	12,991
Cash flows from financing activities:
Issuance of common stock, net of costs	—	1,242	—
Stock options exercised	—	238	—
Purchase of treasury stock	(7,710)	(7,906)	(3,569)
Proceeds from the issuance of common stock through the employee stock purchase plan	398	417	427
Capital contribution to subsidiary	—	—	—
Dividends paid	(9,688)	(9,304)	(8,773)
Net cash and cash equivalents used by financing activities	(17,000)	(15,313)	(11,915)
Increase (decrease) in cash and cash equivalents	52	(1,576)	1,076
Cash and cash equivalents:
Beginning of year	600	2,176	1,100
Ending of year	$652	$600	$2,176

Supplemental Disclosures
Noncash financing activities:
(Decrease) increase in maximum cash obligation related to ESOP shares	$(6,158)	$998	$2,684

Note 16.Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $114.05 million.  The concentrations of credit by type of loan are set forth in Note 3 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at December 31, 2023 and 2022 is as follows:

	2023	2022
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$84,939	$84,869
Credit cards	73,677	66,535
Commercial, real estate and home construction	245,208	241,983
Commercial lines and real estate purchase loans	282,037	308,342
Outstanding letters of credit	7,654	6,618

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded the Bank would be entitled to seek recovery from the customer.  At December 31, 2023 and 2022, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.
Lease commitments: The Company leases certain facilities under operating leases.  The minimum future rental commitments as of December 31, 2023 for all non-cancellable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)
2024	239
2025	157
2026	157
2027	157
2028	121
Thereafter	1
$832

Rent expense was $0.36 million, $0.41 million and $0.40 million for the years ended December 31, 2023, 2022 and 2021, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17.Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. The Bank entered into one interest rate swap agreement in November 2023 and was required to pledge a US Treasury in the amount of approximately $500 thousand of collateral as of December 31, 2023. The Bank did not have any derivative financial instruments as of December 31, 2022.

Cash Flow Hedges: The Bank executed one forward-starting interest rate swap transaction on November 28, 2023.  The interest rate swap transaction had an effective date of December 15, 2023, and an expiration date of May 15, 2025, effectively converting $2.10 million of variable rate debt to fixed rate debt. For accounting purposes, this swap transaction was designated as a cash flow hedge of the changes in cash flows attributable to changes in the effective federal funds rate, the benchmark interest rate being hedged, associated with the interest payments made on an amount of the Bank’s debt principal equal to the then-outstanding swap notional amount. The underlying principal balance will be matched to future planned advances related to a large customer construction project, however, the FHLB advances will remain equal to the notional amount of the swap making it probable that sufficient effective federal funds rate based interest payments would exist through the maturity date of the swap.

The table below identifies the balance sheet category and fair value of the Bank’s derivative instrument designated as a cash flow hedge as of December 31, 2023:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
December 31, 2023
Interest rate swap	$2,100	$(233)	Other Liabilities	5/15/2025

The table below identifies the losses recognized on the Bank’s derivative instrument designated as cash flow hedges for the year ended December 31, 2023:

	Recognized in Other Comprehensive Loss	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)

December 31, 2023
Interest rate swap	$(177)	Interest Expense	$—	Other Income	$—

Note 18.Subsequent Events

Subsequent events have been evaluated through March 5, 2024.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2023.  Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2023.  Reference is made to the Report of Independent Registered Public Accounting Firm included in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

10b5-1 Securities Trading Plans

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Part III is presented under the items entitled “Information Concerning Nominees for Election as Directors,” "Information Concerning Directors other than Nominees," "Corporate Governance and Board of Directors," and “Delinquent Section 16(a) Reports” in the Company’s Definitive Proxy Statement dated March 15, 2024 for the Annual Meeting of Stockholders on April 15, 2024.  Such information is incorporated herein by reference.

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

The information required by Item 11 of Part III is presented under the items entitled  “Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation Paid to the Named Executive Officers,” "Risk Management and Compensation Policies and Practices," “Compensation and Incentive Stock Committee Interlocks and Insider Participation,” "Schedule of Director Fees," "Director Compensation Table," and “Compensation and Incentive Stock Committee Report”  in the Company’s Definitive Proxy Statement dated March 15, 2024 for the Annual Meeting of Stockholders on April 15, 2024. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement dated March 15, 2024 for the Annual Meeting of Stockholders on April 15, 2024.  Such information is incorporated herein by reference.

The following table sets forth information regarding the Company’s equity compensation plan as of December 31, 2023, all of which relates to stock options issued under stock option plans approved by stockholders of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,805	$62.00	178,073
Equity compensation plans not approved by security holders	—	—	—
Total	5,805	$62.00	178,073

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the items entitled “Corporate Governance and the Boards of Directors,” and “Compensation and Incentive Stock Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement dated March 15, 2024 for the Annual Meeting of Stockholders on April 15, 2024. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained in the Company’s Definitive Proxy Statement dated March 15, 2024 for the Annual Meeting of Shareholders on April 15, 2024, under the heading “Audit Committee,” which information is incorporated herein by this reference.

The three additional data elements required to be tagged by a registrant that files financial statements using Inline XBRL are as follows:
•FORVIS, LLP
•Springfield, Missouri
•PCAOB ID: 686

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

Form 10-K
(a)	1	Financial Statements	Reference

		Independent registered public accounting firm's report on the financial statements	Page 55-58

		Consolidated balance sheets as of December 31, 2023 and 2022	Page 59

		Consolidated statements of income for the years ended December 31, 2023, 2022, and 2021	Page 60

		Consolidated statements of comprehensive income for the years ended December 31, 2023, 2022, and 2021	Page 61

		Consolidated statements of stockholders' equity for the years ended December 31, 2023, 2022, and 2021	Page 62

		Consolidated statements of cash flows for the years ended December 31, 2023, 2022, and 2021	Page 63

		Notes to consolidated financial statements	Page 65

	2	Financial Statements Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	3	Exhibits

	3.1	Restated Articles of Incorporation on Page 126.

	3.2	Amended and Restated ByLaws on Page 134.

	4.1	Description of Registered Securities, incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed with the Commission on March 6, 2020.

	10.1	1995 Deferred Compensation Plans filed as Exhibit 10(c) in Form 10-K for the year ended December 31, 1995 is incorporated by reference.

	10.2	2010 Stock Option and Incentive Plan filed on Form S-8 dated June 29, 2012 is incorporated by reference.

	10.3	2020 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on May 4, 2020.

10.4	Form of Stock Option Grant Agreement under the Stock Option and Incentive Plan filed as Exhibit 10.3 in Form 10-K for the year ended December 31, 2018 is incorporated by reference.

10.5	Form of Restricted Stock 5 Year Agreement under the Stock Option and Incentive Plan filed as Exhibit 10.4 in Form 10-K for the year ended December 31, 2018 is incorporated by reference.

10.6	Form of Restricted Stock 8 Year Agreement under the Stock Option and Incentive Plan filed as Exhibit 10.5 in Form 10-K for the year ended December 31, 2018 is incorporated by reference.

11	Statement Regarding Computation of Basic and Diluted Earnings Per Share. (Note: Statement included in Note 1 under Item 8 of Part II above)

21	Subsidiary of the Registrant is attached on Page 144.

23.1	Consent of Independent Registered Public Accounting Firm is attached on Page 145. FORVIS LLP

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 on Page 146.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 on Page 147.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 148.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DED	XBRL Taxonomy Extension Definitions Linkbase Document
(1) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION
Date:	March 5, 2024	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 5, 2024	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	March 5, 2024	By: /s/Anthony V. Roetlin
Anthony V. Roetlin, Treasurer, Chief Financial Officer and Chief Accounting Officer

Date:	March 5, 2024	By: /s/Lisa A. Shileny
Lisa A. Shileny, Director; President and Chief Operating Officer of the Bank

Date:	March 5, 2024	By: /s/Michael S. Donovan
Michael S. Donovan, Director

Date:	March 5, 2024	By: /s/Kirsten H. Frey
Kirsten H. Frey, Director

Date:	March 5, 2024	By: /s/Michael E. Hodge
Michael E. Hodge, Director

Date:	March 5, 2024	By: /s/Emily A. Hughes
Emily A. Hughes, Director

Date:	March 5, 2024	By: /s/Casey L. Peck
Casey L. Peck, Director

Date:	March 5, 2024	By: /s/John W. Phelan
John W. Phelan, Director

Date:	March 5, 2024	By: /s/Ann M. Rhodes
Ann M. Rhodes, Director

Date:	March 5, 2024	By: /s/James C. Schmitt
James C. Schmitt, Director

Date:	March 5, 2024	By: /s/Thomas R. Wiele
Thomas R. Wiele, Director

Date:	March 5, 2024	By: /s/Sheldon E. Yoder
Sheldon E. Yoder, Director