Form 10-Q
period 2024-03-31
HILLS BANCORPORATION
filed 2024-05-08
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		April 30, 2024

Common Stock	No par value	9,089,649

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Cash and cash equivalents	$94,054	$59,482
Investment securities available for sale at fair value (amortized cost March 31, 2024 $823,091; December 31, 2023 $814,839)	784,030	779,421
Stock of Federal Home Loan Bank	14,422	15,746
Loans held for sale	3,702	2,023
Loans, net of allowance for credit losses March 31, 2024 $49,830; December 31, 2023 $49,410	3,392,930	3,389,372
Property and equipment, net	33,920	34,230
Tax credit real estate investments	7,546	7,910
Accrued interest receivable	21,861	19,786
Deferred income taxes, net	22,279	21,271
Goodwill	2,500	2,500
Other assets	10,803	9,926
Total Assets	$4,388,047	$4,341,667

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$572,838	$600,398
Interest-bearing deposits	2,789,253	2,682,382
Total deposits	$3,362,091	$3,282,780
Other short-term borrowings, including Bank Term Funding Program and federal funds purchased	329,000	219,000
Federal Home Loan Bank borrowings	152,400	296,648
Accrued interest payable	7,441	6,102
Allowance for credit losses on off-balance sheet credit exposures	4,360	5,110
Other liabilities	20,939	16,888
Total Liabilities	$3,876,231	$3,826,528

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$46,375	$44,853

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued March 31, 2024 10,346,258 shares; December 31, 2023 10,345,832 shares	$—	$—
Paid in capital	64,095	63,827
Retained earnings	543,378	541,329
Accumulated other comprehensive loss	(29,751)	(27,176)
Treasury stock at cost (March 31, 2024 1,253,925 shares; December 31, 2023 1,210,112 shares)	(65,906)	(62,841)
Total Stockholders' Equity	$511,816	$515,139
Less maximum cash obligation related to ESOP shares	46,375	44,853
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$465,441	$470,286
Total Liabilities & Stockholders' Equity	$4,388,047	$4,341,667

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2024	2023
Interest income:
Loans, including fees	$43,450	$34,707
Investment securities:
Taxable	3,273	2,697
Nontaxable	1,488	1,187
Federal funds sold	510	196
Total interest income	$48,721	$38,787
Interest expense:
Deposits	$14,269	$7,274
Other short-term borrowings	3,472	2,312
FHLB borrowings	3,310	—
Total interest expense	$21,051	$9,586
Net interest income	$27,670	$29,201
Credit loss (benefit) expense	(363)	368
Net interest income after credit loss expense	$28,033	$28,833
Noninterest income:
Net gain on sale of loans	$373	$145
Trust fees	3,497	3,270
Service charges and fees	3,033	3,033
Other noninterest income (expense)	104	(67)
	$7,007	$6,381

Noninterest expenses:
Salaries and employee benefits	$11,187	$11,503
Occupancy	1,083	1,177
Furniture and equipment	1,680	1,692
Office supplies and postage	514	448
Advertising and business development	811	874
Outside services	3,450	2,910
FDIC insurance assessment	481	270
Other noninterest expense	601	536
	$19,807	$19,410
Income before income taxes	$15,233	$15,804
Income taxes	3,133	3,342
Net income	$12,100	$12,462

Earnings per share:
Basic	$1.33	$1.35
Diluted	$1.33	$1.35

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$12,100	$12,462

Other comprehensive (loss) income
Securities:
Net change in unrealized (loss) gain on securities available for sale	$(3,643)	$8,487
Income taxes	866	(2,085)
Other comprehensive (loss) income on securities available for sale	$(2,777)	$6,402
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain on derivatives	$267	$—
Income taxes	(65)	—
Other comprehensive income (loss) on cash flow hedges	$202	$—

Other comprehensive (loss) income, net of tax	$(2,575)	$6,402

Comprehensive income	$9,525	$18,864

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

Three Months Ended March 31, 2024 and 2023
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2022	$63,220	$512,841	$(41,060)	$(55,730)	$(51,011)	$428,260
Issuance of 4,589 shares of common stock	204	—	—	126	—	330
Issuance of 1,716 shares of common stock under the employee stock purchase plan	111	—	—	—	—	111
Unearned restricted stock compensation	42	—	—	—	—	42
Forfeiture of 1,871 shares of common stock	(125)	—	—	—	—	(125)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	1,207	1,207
Net income	—	12,462	—	—	—	12,462
Cash dividends ($1.05 per share)	—	(9,688)	—	—	—	(9,688)
Purchase of 32,682 shares of common stock	—	—	—	(2,352)	—	(2,352)
Other comprehensive income	—	—	6,402	—	—	6,402
Balance, March 31, 2023	$63,458	$515,615	$(34,658)	$(57,956)	$(49,804)	$436,655

Balance, December 31, 2023	$63,827	$541,329	$(27,176)	$(62,841)	$(44,853)	$470,286
Issuance of 3,339 shares of common stock	131	—	—	92	—	223
Issuance of 1,719 shares of common stock under the employee stock purchase plan	105	—	—	—	—	105
Unearned restricted stock compensation	115	—	—	—	—	115
Forfeiture of 1,293 shares of common stock	(89)	—	—	—	—	(89)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	(1,522)	(1,522)
Net income	—	12,100	—	—	—	12,100
Cash dividends ($1.10 per share)	—	(10,051)	—	—	—	(10,051)
Purchase of 47,152 shares of common stock	—	—	—	(3,157)	—	(3,157)
Other comprehensive loss	—	—	(2,575)	—	—	(2,575)
Balance, March 31, 2024	$64,095	$543,378	$(29,751)	$(65,906)	$(46,375)	$465,441

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$12,100	$12,462
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	611	616
Credit loss (benefit) expense	(363)	368
Forfeiture of common stock	(89)	(125)
Share-based compensation	6	6
Compensation expensed through issuance of common stock	223	330
Provision for deferred income taxes	(207)	(171)
Net (gain) loss on sale of other real estate owned and other repossessed assets	(19)	2
Increase in accrued interest receivable	(2,075)	(1,599)
Accretion of discount on investment securities, net	(149)	(103)
(Increase) decrease in other assets	(949)	18
Amortization of operating lease right-of-use assets	64	86
Increase in accrued interest payable and other liabilities	5,772	4,306
Loans originated for sale	(16,965)	(19,326)
Proceeds on sales of loans	15,659	18,143
Net gain on sales of loans	(373)	(145)
Net cash and cash equivalents provided by operating activities	$13,246	$14,868

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$37,129	$20,295
Proceeds from sales of investment securities available for sale	—	509
Purchases of investment securities available for sale	(45,232)	(550)
Proceeds from sale of stock of Federal Home Loan Bank	5,676	—
Purchases of stock of Federal Home Loan Bank	(4,352)	(7,124)
Loans made to customers, net of collections	(4,008)	(91,146)
Proceeds on sale of other real estate owned and other repossessed assets	90	—
Purchases of property and equipment	(301)	(131)
Net changes from tax credit real estate investment	364	519
Net cash and cash equivalents used in investing activities	$(10,634)	$(77,628)

Cash Flows from Financing Activities
Net increase in deposits	$79,311	$86,714
Net increase (decrease) in other short-term borrowings	110,000	(82,061)
Net increase (decrease) in short-term FHLB borrowings	(144,248)	180,000
Purchase of common stock	(3,157)	(2,352)
Proceeds from the issuance of common stock through the employee stock purchase plan	105	111
Dividends paid	(10,051)	(9,688)
Net cash and cash equivalents provided by financing activities	$31,960	$172,724

(Continued)

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Three Months Ended March 31,
	2024	2023
Increase in cash and cash equivalents	$34,572	$109,964
Cash and cash equivalents:
Beginning of period	59,482	36,641
End of period	$94,054	$146,605

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$13,700	$6,793
Interest paid on other obligations	6,012	2,312

Noncash activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$1,522	$(1,207)
Transfers to other real estate owned	63	111
Sale and financing of other real estate owned	100	—

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

Operating results for the three month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2023 filed with the Securities Exchange Commission on March 5, 2024.  The consolidated balance sheet as of December 31, 2023, has been derived from the audited consolidated financial statements for that period.

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

Certain Significant Estimates:

The allowance for credit losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at March 31, 2024 may change in the near-term and the effect could be material to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of March 31, 2024 and December 31, 2023, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of March 31, 2024 and December 31, 2023.

Tax credit real estate: Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of March 31, 2024. The Company has a 99% or greater limited partnership interest in each limited partnership. The investment in each was completed after the projects had been developed by the general partner. On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if an allowance for credit losses is necessary. The allowance for credit losses is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, the allowance for credit losses would be established with a charge to credit loss expense. There were no indications of impairment based on management's evaluation and therefore no allowance for credit losses was determined necessary as of March 31, 2024. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Available-for-sale debt securities and the allowance for credit losses on available-for-sale debt securities: Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of March 31, 2024 or 2023. Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income ("OCI"). Premiums on debt securities are amortized to the earliest call date and discounts on debt securities are accreted over the period to maturity of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Accrued interest receivable on AFS debt securities totaled $5.02 million at March 31, 2024 and is excluded from the estimate of credit losses.

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

Loans held for investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses ("ACL"). Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $16.84 million at March 31, 2024 and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using Proportional Amortization Method. The FASB is issuing this ASU to allow reporting entities to consistently account for equity investments made primarily for the purposes of receiving income tax credits and other income tax benefits. The ASU permits reporting entities to elect to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. If an entity adopts the amendments in an interim period, it shall adopt them as of the beginning of the fiscal year that includes that interim period. The adoption of the ASU on a prospective basis by the Company on January 1, 2024 did not have a material impact on the financial statements.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718) Scope Application of Profits Interest and Similar Awards. The FASB is issuing this ASU to improve generally accepted accounting principles by adding an illustrative example to demonstrate how an entity should apply the scope guidance to determine whether profits interest and similar awards ("profit interest awards") should be accounted for in accordance with Topic 718, Compensation - Stock Compensation. The illustrative example is intended to reduce 1) complexity in determining whether a profits interest award is subject to the guidance in Topic 718 and 2) existing diversity in practice. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. The Company is in the process of evaluating the impact of this ASU on the financial statements.

Note 2.Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding.  ESOP shares are considered outstanding for this calculation unless unearned.

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended March 31,
	2024	2023
Common shares outstanding at the beginning of the period	9,135,720	9,225,484
Weighted average number of net shares redeemed	(16,940)	(6,484)
Weighted average shares outstanding (basic)	9,118,780	9,219,000
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	486	765
Weighted average number of shares (diluted)	9,119,266	9,219,765
Net income (In thousands)	$12,100	$12,462
Earnings per share:
Basic	$1.33	$1.35
Diluted	$1.33	$1.35

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3.Accumulated Other Comprehensive (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive (loss) income (AOCI), included in stockholders’ equity, at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(amounts in thousands)
Net unrealized loss on available-for-sale securities	$(39,061)	$(35,418)
Net unrealized gain (loss) on derivatives used for cash flow hedges	34	(233)
Tax effect	9,276	8,475
Net-of-tax amount	$(29,751)	$(27,176)

Note 4.Securities

The carrying values of investment securities at March 31, 2024 and December 31, 2023 are summarized in the following table (dollars in thousands):

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$394,540	50.32%	$422,490	54.20%
Other securities (FHLB, FHLMC and FNMA)	33,183	4.23	33,049	4.24
State and political subdivisions	285,091	36.36	262,953	33.74
Mortgage-backed securities and collateralized mortgage obligations (MBS and CMO)	71,216	9.09	60,929	7.82
Total securities available for sale	$784,030	100.00%	$779,421	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of March 31, 2024 and December 31, 2023, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. There were no trading or held to maturity securities as of March 31, 2024 or December 31, 2023.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The carrying amount of available-for-sale securities, fair values and allowance for credit losses were as follows as of March 31, 2024 and December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
March 31, 2024
U.S. Treasury	$408,620	$120	$(14,200)	$—	$394,540
Other securities (FHLB, FHLMC and FNMA)	35,131	—	(1,948)	—	33,183
State and political subdivisions	301,609	1,426	(17,944)	—	285,091
MBS and CMO	77,731	133	(6,648)	—	71,216
Total	$823,091	$1,679	$(40,740)	$—	$784,030
December 31, 2023:
U.S. Treasury	$436,457	$703	$(14,670)	$—	$422,490
Other securities (FHLB, FHLMC and FNMA)	35,156	—	(2,107)	—	33,049
State and political subdivisions	276,694	1,970	(15,711)	—	262,953
MBS and CMO	66,532	241	(5,844)	—	60,929
Total	$814,839	$2,914	$(38,332)	$—	$779,421

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at March 31, 2024, were as follows (in thousands) below. Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due in one year or less	$252,979	$249,294
Due after one year through five years	304,984	290,196
Due after five years through ten years	122,422	109,658
Due over ten years	64,975	63,666
	$745,360	$712,814
MBS and CMO	77,731	71,216
	$823,091	$784,030

As of March 31, 2024, investment securities with a carrying value of $416.57 million were pledged to collateralize other borrowings. As of March 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	March 31, 2024	March 31, 2023
Sale proceeds	$—	$509
Gross realized gains	—	—
Gross realized losses	—	—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023 (in thousands):

	Less than 12 months				12 months or more				Total
March 31, 2024 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	15	$35,325	$(368)	1.04%	109	$325,768	$(13,832)	4.25%	124	$361,093	$(14,200)	3.93%

Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	14	33,183	(1,948)	5.87	14	33,183	(1,948)	5.87

State and political subdivisions	121	45,158	(684)	1.51	693	172,902	(17,260)	9.98	814	218,060	(17,944)	8.23

MBS and CMO	4	10,689	(106)	(0.99)	18	44,723	(6,542)	14.63	22	55,412	(6,648)	12.00

Total	140	$91,172	$(1,158)	1.27%	834	$576,576	$(39,582)	6.87%	974	$667,748	$(40,740)	6.10%

	Less than 12 months				12 months or more				Total
December 31, 2023 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	1	$2,390	$(2)	0.08%	122	$370,660	$(14,668)	3.96%	123	$373,050	$(14,670)	3.93%

Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	14	33,049	(2,107)	6.38	14	33,049	(2,107)	6.38

State and political subdivisions	115	34,510	(314)	0.91	632	161,614	(15,397)	9.53	747	196,124	(15,711)	8.01

MBS and CMO	—	—	—	—	18	46,483	(5,844)	12.57	18	46,483	(5,844)	12.57

Total	116	$36,900	$(316)	0.86%	786	$611,806	$(38,016)	6.21%	902	$648,706	$(38,332)	5.91%

The Company considered the following information in reaching the conclusion that the unrealized losses disclosed in the table above are not attributable to credit losses.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates. The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of March 31, 2024. The fair value is expected to recover as the securities approach maturity. The U.S. Treasury and other securities are issued and guaranteed by U.S. government-sponsored entities and agencies. The MBS and CMOs have implied U.S. government guarantees of the agency securities. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of March 31, 2024.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.Loans

Classes of loans are as follows:

	March 31, 2024	December 31, 2023
	(Amounts In Thousands)
Agricultural	$110,621	$115,786
Commercial and financial	311,828	307,190
Real estate:
Construction, 1 to 4 family residential	83,817	80,255
Construction, land development and commercial	288,024	313,878
Mortgage, farmland	285,014	281,164
Mortgage, 1 to 4 family first liens	1,203,944	1,221,296
Mortgage, 1 to 4 family junior liens	143,831	144,524
Mortgage, multi-family	478,507	471,009
Mortgage, commercial	452,115	416,670
Loans to individuals	38,524	40,205
Obligations of state and political subdivisions	46,194	46,446
	$3,442,419	$3,438,423
Net unamortized fees and costs	341	359
	$3,442,760	$3,438,782
Less allowance for credit losses	49,830	49,410
	$3,392,930	$3,389,372

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses (ACL) for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL on loans:
Beginning balance	$2,516	$8,750	$6,482	$3,429	$18,552	$8,156	$1,525	$49,410
Charge-offs	(1)	(431)	(88)	—	(272)	(38)	(350)	(1,180)
Recoveries	23	411	284	22	203	165	105	1,213
Credit loss expense (benefit)	380	(829)	(580)	(290)	(295)	839	1,162	387

Ending balance	$2,918	$7,901	$6,098	$3,161	$18,188	$9,122	$2,442	$49,830

	Three Months Ended March 31, 2023
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL on loans:
Beginning balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440
Charge-offs	(440)	(90)	—	—	(86)	—	(271)	(887)
Recoveries	7	83	1	27	81	26	64	289
Credit loss expense (benefit)	47	(689)	540	(165)	532	255	(292)	228

Ending balance	$2,156	$5,563	$4,730	$2,851	$14,735	$9,697	$1,338	$41,070

The allowance for credit losses and the related loan balances as of December 31, 2023:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2023
ACL on loans:
Ending balance	$2,516	$8,750	$6,482	$3,429	$18,552	$8,156	$1,525	$49,410

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses (ACL) for off-balance sheet credit exposures for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Beginning balance	$283	$1,407	$2,841	$73	$363	$88	$55	$5,110
Credit loss expense (benefit)	269	(224)	(739)	(42)	62	(74)	(2)	(750)
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$552	$1,183	$2,102	$31	$425	$14	$53	$4,360

	Three Months Ended March 31, 2023
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Beginning balance	$525	$1,099	$2,126	$55	$471	$122	$32	$4,430
Credit loss expense (benefit)	(253)	(29)	477	(1)	(14)	(34)	(6)	140
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$272	$1,070	$2,603	$54	$457	$88	$26	$4,570

The ACL for off-balance sheet credit exposures as of December 31, 2023 were as follows:

	Year Ended December 31, 2023
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Ending balance	$283	$1,407	$2,841	$73	$363	$88	$55	$5,110

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Credit loss expense for off-balance sheet credit exposures is included in credit loss expense on the consolidated statement of income for the three months ended March 31, 2024 and 2023.

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

The following tables present the credit quality indicators and origination years by type of loan in each category as of March 31, 2024 (amounts in thousands):

	Agricultural
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$687	$92	$720	$—	$79	$10	$3,752	$5,340
Good	170	3,006	1,681	346	311	353	7,221	13,088
Satisfactory	3,041	7,010	7,562	2,263	1,696	495	29,891	51,958
Monitor	1,363	4,516	2,236	737	363	635	14,169	24,019
Special Mention	910	1,340	1,617	166	32	509	5,219	9,793
Substandard	317	420	403	56	—	—	5,227	6,423
Total	$6,488	$16,384	$14,219	$3,568	$2,481	$2,002	$65,479	$110,621

Current-period gross write offs	$—	$1	$—	$—	$—	$—	$—	$1

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Commercial and Financial
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$331	$2,878	$391	$339	$431	$—	$4,055	$8,425
Good	3,059	8,331	9,432	4,721	1,396	243	17,178	44,360
Satisfactory	10,411	48,370	29,587	15,312	5,347	2,513	65,209	176,749
Monitor	8,936	13,482	13,125	5,238	3,000	562	23,589	67,932
Special Mention	2,179	1,640	1,277	395	179	49	3,777	9,496
Substandard	867	1,652	459	434	591	444	419	4,866
Total	$25,783	$76,353	$54,271	$26,439	$10,944	$3,811	$114,227	$311,828

Current-period gross write offs	$50	$262	$19	$—	$—	$—	$100	$431

	Real Estate: Construction, 1 to 4 Family Residential
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$4	$4
Good	—	485	—	—	—	—	12,578	13,063
Satisfactory	583	3,135	—	—	—	—	33,282	37,000
Monitor	—	1,920	650	—	—	—	22,477	25,047
Special Mention	103	762	—	—	—	—	1,666	2,531
Substandard	—	851	4,688	—	—	—	633	6,172
Total	$686	$7,153	$5,338	$—	$—	$—	$70,640	$83,817

Current-period gross write offs	$—	$45	$—	$—	$—	$—	$31	$76

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Construction, Land Development and Commercial
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$250	$—	$—	$101	$9,937	$10,288
Good	215	3,148	651	305	947	194	8,677	14,137
Satisfactory	3,340	16,337	8,094	7,352	328	1,311	156,771	193,533
Monitor	2,512	4,569	1,358	1,065	181	—	49,276	58,961
Special Mention	8	1,766	—	116	—	—	2,177	4,067
Substandard	—	3,267	3,127	—	582	—	62	7,038
Total	$6,075	$29,087	$13,480	$8,838	$2,038	$1,606	$226,900	$288,024

Current-period gross write offs	$—	$—	$—	$—	$—	$12	$—	$12

	Real Estate: Mortgage, Farmland
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$1,922	$4,310	$1,856	$150	$—	$95	$8,333
Good	860	5,435	20,342	8,163	6,787	1,267	6,725	49,579
Satisfactory	14,556	35,908	51,565	38,377	15,685	10,355	15,980	182,426
Monitor	1,284	5,858	14,146	3,594	3,643	1,081	2,031	31,637
Special Mention	—	1,954	1,176	1,666	350	216	3,380	8,742
Substandard	2,274	1,436	67	—	235	285	—	4,297
Total	$18,974	$52,513	$91,606	$53,656	$26,850	$13,204	$28,211	$285,014

Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, 1 to 4 Family First Liens
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$444	$1,381	$1,154	$335	$637	$—	$3,951
Good	—	11,354	20,178	4,649	7,408	12,190	5,482	61,261
Satisfactory	12,962	188,413	305,747	172,233	116,204	171,372	14,192	981,123
Monitor	2,231	15,974	43,744	16,319	17,958	13,955	10,109	120,290
Special Mention	362	1,789	6,198	4,656	1,505	5,542	194	20,246
Substandard	171	2,114	2,539	3,715	2,039	5,826	669	17,073
Total	$15,726	$220,088	$379,787	$202,726	$145,449	$209,522	$30,646	$1,203,944

Current-period gross write offs	$—	$33	$43	$50	$3	$12	$31	$172

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	—	86	256	184	421	529	4,148	5,624
Satisfactory	1,144	9,775	12,859	8,701	6,513	11,006	79,336	129,334
Monitor	67	490	677	328	468	484	3,345	5,859
Special Mention	—	82	226	276	164	218	828	1,794
Substandard	—	102	51	134	48	155	730	1,220
Total	$1,211	$10,535	$14,069	$9,623	$7,614	$12,392	$88,387	$143,831

Current-period gross write offs	$—	$42	$16	$37	$4	$1	$—	$100

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Multi-Family
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$5,743	$2,959	$3,028	$105	$—	$11,835
Good	—	29,020	49,248	14,720	22,022	8,001	2,104	125,115
Satisfactory	3,199	28,114	72,353	59,135	21,988	14,593	28,810	228,192
Monitor	485	26,322	25,597	20,490	21,769	1,125	1,023	96,811
Special Mention	—	—	1,914	899	190	—	5,492	8,495
Substandard	—	155	7,848	55	—	—	1	8,059
Total	$3,684	$83,611	$162,703	$98,258	$68,997	$23,824	$37,430	$478,507

Current-period gross write offs	$—	$—	$—	$22	$—	$—	$—	$22

	Real Estate: Mortgage, Commercial
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,272	$1,450	$1,410	$549	$14,793	$546	$—	$20,020
Good	299	6,919	18,903	17,731	16,689	5,279	12,677	78,497
Satisfactory	10,065	31,525	37,833	45,247	38,444	21,396	54,086	238,596
Monitor	15,056	9,657	29,950	14,437	11,026	8,760	14,780	103,666
Special Mention	—	491	1,118	602	539	993	989	4,732
Substandard	599	399	297	2,221	2,036	87	965	6,604
Total	$27,291	$50,441	$89,511	$80,787	$83,527	$37,061	$83,497	$452,115

Current-period gross write offs	$5	$3	$8	$—	$—	$—	$—	$16

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Loans to Individuals
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	84	110	6	—	—	3	4	207
Satisfactory	16,028	11,617	5,681	2,564	884	237	236	37,247
Monitor	69	352	131	38	1	—	8	599
Special Mention	4	73	119	46	—	—	1	243
Substandard	40	169	13	4	—	1	1	228
Total	$16,225	$12,321	$5,950	$2,652	$885	$241	$250	$38,524

Current-period gross write offs	$289	$44	$16	$—	$—	$—	$1	$350

	Obligations of State and Political Subdivisions
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$4,389	$—	$4,389
Good	—	—	—	—	1,722	6,903	—	8,625
Satisfactory	616	1,371	1,821	787	1,812	13,905	5,198	25,510
Monitor	—	—	757	—	518	881	—	2,156
Special Mention	—	—	—	—	289	154	—	443
Substandard	—	—	99	—	—	1,966	3,006	5,071
Total	$616	$1,371	$2,677	$787	$4,341	$28,198	$8,204	$46,194

Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the credit quality indicators by type of loans in each category as of December 31, 2023 (amounts in thousands):

	Agricultural
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$292	$749	$—	$94	$10	$—	$6,067	$7,212
Good	3,555	2,318	359	562	377	2	10,479	17,652
Satisfactory	8,412	8,787	2,706	1,644	430	153	32,552	54,684
Monitor	4,624	2,630	687	425	252	758	15,510	24,886
Special Mention	1,275	1,148	171	34	10	—	1,846	4,484
Substandard	1,268	331	159	—	377	—	4,733	6,868
Total	$19,426	$15,963	$4,082	$2,759	$1,456	$913	$71,187	$115,786

Gross write-offs for period	$56	$416	$—	$—	$—	$—	309	$781

	Commercial and Financial
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$3,163	$445	$411	$474	$—	$—	$3,003	$7,496
Good	8,655	11,491	5,304	1,654	189	103	19,385	46,781
Satisfactory	52,177	31,977	16,571	6,168	2,485	1,009	66,021	176,408
Monitor	14,711	14,008	5,152	3,957	477	44	23,418	61,767
Special Mention	6,355	1,775	429	247	57	6	1,425	10,294
Substandard	1,673	511	643	209	317	370	721	4,444
Total	$86,734	$60,207	$28,510	$12,709	$3,525	$1,532	$113,973	$307,190

Gross write-offs for period	$1,878	$261	$181	$136	$122	$10	626	$3,214

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Construction, 1 to 4 Family Residential
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$4	$4
Good	497	1,347	—	—	—	—	12,548	14,392
Satisfactory	3,043	404	—	—	—	—	31,228	34,675
Monitor	3,490	—	—	—	—	—	18,308	21,798
Special Mention	506	—	—	—	—	—	2,967	3,473
Substandard	560	4,851	—	—	—	—	502	5,913
Total	$8,096	$6,602	$—	$—	$—	$—	$65,557	$80,255

Gross write-offs for period	$149	$1,019	$—	$—	$—	$—	234	$1,402

	Real Estate: Construction, Land Development and Commercial
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$250	$—	$—	$—	$106	$1,292	$1,648
Good	3,704	651	305	947	—	199	10,321	16,127
Satisfactory	17,198	9,379	7,540	517	274	1,104	176,540	212,552
Monitor	16,786	1,946	1,083	162	—	—	51,842	71,819
Special Mention	1,713	223	117	—	—	—	2,177	4,230
Substandard	2,700	3,774	—	956	—	11	61	7,502
Total	$42,101	$16,223	$9,045	$2,582	$274	$1,420	$242,233	$313,878

Gross write-offs for period	$456	$187	$—	$9	$—	$—	12	$664

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Farmland
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,966	$4,469	$1,928	$177	$—	$—	$100	$8,640
Good	7,244	21,882	11,016	7,206	964	977	7,006	56,295
Satisfactory	37,415	52,580	37,032	16,537	3,063	8,213	15,985	170,825
Monitor	6,256	14,840	3,353	4,452	270	1,242	1,586	31,999
Special Mention	2,073	835	1,719	108	224	—	2,807	7,766
Substandard	3,793	1,681	—	—	—	165	—	5,639
Total	$58,747	$96,287	$55,048	$28,480	$4,521	$10,597	$27,484	$281,164

Gross write-offs for period	$21	$—	$—	$—	$—	$—	—	$21

	Real Estate: Mortgage, 1 to 4 Family First Liens
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$446	$1,405	$1,165	$338	$—	$661	$—	$4,015
Good	11,907	20,471	4,704	7,481	1,656	11,012	5,499	62,730
Satisfactory	196,885	312,473	178,678	121,112	44,683	134,698	14,328	1,002,857
Monitor	15,328	43,289	15,338	17,706	2,993	11,122	9,115	114,891
Special Mention	2,585	5,752	4,145	1,515	993	4,533	794	20,317
Substandard	1,531	2,368	3,966	2,556	1,392	4,482	191	16,486
Total	$228,682	$385,758	$207,996	$150,708	$51,717	$166,508	$29,927	$1,221,296

Gross write-offs for period	$—	$120	$25	$46	$14	$31	1	$237

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$2	$—	$—	$—	$2
Good	86	259	185	430	86	461	4,031	5,538
Satisfactory	10,921	13,280	9,008	6,818	3,563	8,224	78,798	130,612
Monitor	466	582	303	482	406	92	3,120	5,451
Special Mention	77	199	257	169	14	155	771	1,642
Substandard	86	51	185	53	16	155	733	1,279
Total	$11,636	$14,371	$9,938	$7,954	$4,085	$9,087	$87,453	$144,524

Gross write-offs for period	$24	$34	$77	$25	$15	$44	11	$230

	Real Estate: Mortgage, Multi-Family
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$5,806	$2,992	$3,093	$—	$113	$—	$12,004
Good	29,175	49,599	14,879	22,335	—	8,110	2,119	126,217
Satisfactory	30,113	71,890	60,229	22,233	1,256	13,816	17,688	217,225
Monitor	26,456	26,082	20,583	22,276	162	1,141	1,032	97,732
Special Mention	—	1,927	906	191	—	—	5,525	8,549
Substandard	169	7,999	78	—	—	—	1,036	9,282
Total	$85,913	$163,303	$99,667	$70,128	$1,418	$23,180	$27,400	$471,009

Gross write-offs for period	$—	$83	$18	$—	$—	$—	—	$101

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Commercial
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,469	$1,519	$555	$16,733	$—	$570	$—	$20,846
Good	7,293	19,233	17,928	16,978	2,332	3,467	12,937	80,168
Satisfactory	31,567	39,024	48,551	38,915	8,830	13,642	40,044	220,573
Monitor	10,862	30,376	14,892	12,059	297	8,480	5,698	82,664
Special Mention	494	1,127	828	544	—	1,006	993	4,992
Substandard	244	755	2,270	2,495	605	88	970	7,427
Total	$51,929	$92,034	$85,024	$87,724	$12,064	$27,253	$60,642	$416,670

Gross write-offs for period	$7	$—	$761	$—	$—	$—	—	$768

	Loans to Individuals
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	150	6	—	—	5	—	2	163
Satisfactory	27,480	6,715	3,064	1,154	272	97	257	39,039
Monitor	358	178	34	4	—	—	2	576
Special Mention	62	115	46	—	—	—	1	224
Substandard	117	18	6	—	—	60	2	203
Total	$28,167	$7,032	$3,150	$1,158	$277	$157	$264	$40,205

Gross write-offs for period	$1,064	$101	$33	$11	$7	$—	3	$1,219

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Obligations of State and Political Subdivisions
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$4,543	$—	$4,543
Good	—	—	—	1,752	—	7,064	—	8,816
Satisfactory	1,381	2,306	787	2,355	1,141	12,959	5,311	26,240
Monitor	—	331	—	—	290	606	—	1,227
Special Mention	—	—	—	289	159	—	—	448
Substandard	—	107	—	—	—	2,030	3,035	5,172
Total	$1,381	$2,744	$787	$4,396	$1,590	$27,202	$8,346	$46,446

Gross write-offs for period	$—	$—	$—	$—	$—	$—	—	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of March 31, 2024 and December 31, 2023 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
March 31, 2024
Agricultural	$704	$141	$203	$1,048	$109,573	$110,621	$—
Commercial and financial	1,110	—	358	1,468	310,360	311,828	—
Real estate:
Construction, 1 to 4 family residential	3,366	314	5,242	8,922	74,895	83,817	—
Construction, land development and commercial	1,830	804	6,993	9,627	278,397	288,024	—
Mortgage, farmland	700	90	—	790	284,224	285,014	—
Mortgage, 1 to 4 family first liens	11,095	686	1,884	13,665	1,190,279	1,203,944	129
Mortgage, 1 to 4 family junior liens	311	108	4	423	143,408	143,831	—
Mortgage, multi-family	—	2,298	5,067	7,365	471,142	478,507	—
Mortgage, commercial	966	450	2,114	3,530	448,585	452,115	—
Loans to individuals	340	59	—	399	38,125	38,524	—
Obligations of state and political subdivisions	—	—	—	—	46,194	46,194	—
	$20,422	$4,950	$21,865	$47,237	$3,395,182	$3,442,419	$129

December 31, 2023
Agricultural	$801	$—	$—	$801	$114,985	$115,786	$—
Commercial and financial	1,345	1,752	384	3,481	303,709	307,190	—
Real estate:
Construction, 1 to 4 family residential	433	—	5,411	5,844	74,411	80,255	—
Construction, land development and commercial	730	—	7,953	8,683	305,195	313,878	30
Mortgage, farmland	—	183	—	183	280,981	281,164	—
Mortgage, 1 to 4 family first liens	13,344	3,047	2,720	19,111	1,202,185	1,221,296	515
Mortgage, 1 to 4 family junior liens	519	20	5	544	143,980	144,524	—
Mortgage, multi-family	1,869	—	7,685	9,554	461,455	471,009	—
Mortgage, commercial	875	416	—	1,291	415,379	416,670	—
Loans to individuals	341	31	—	372	39,833	40,205	—
Obligations of state and political subdivisions	—	—	—	—	46,446	46,446	—
	$20,257	$5,449	$24,158	$49,864	$3,388,559	$3,438,423	$545
The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Certain nonaccrual loan information by loan type at March 31, 2024 and December 31, 2023, was as follows:

	March 31, 2024		December 31, 2023
	Non-accrual loans	Accruing loans past due 90 days or more	Non- accrual loans	Accruing loans past due 90 days or more
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$279	$—	$—	$—
Commercial and financial	493	—	524	—
Real estate:
Construction, 1 to 4 family residential	5,242	—	5,505	—
Construction, land development and commercial	6,993	—	8,049	30
Mortgage, farmland	—	—	—	—
Mortgage, 1 to 4 family first liens	6,008	129	5,805	515
Mortgage, 1 to 4 family junior liens	259	—	221	—
Mortgage, multi-family	7,576	—	7,685	—
Mortgage, commercial	3,277	—	3,099	—
Loans to individuals	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—
	$30,127	$129	$30,888	$545

Loans 90 days or more past due that are still accruing interest decreased $0.42 million from December 31, 2023 to March 31, 2024. As of March 31, 2024, there was 1 accruing loan past due 90 days or more with an average loan balance of $0.13 million. There were 7 accruing loans past due 90 days or more as of December 31, 2023 with an average loan balance of $0.08 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans. There was no interest income recognized on nonaccrual loans for the three months ended March 31, 2024 and year ended December 31, 2023. As of March 31, 2024, nonaccrual loans had no ACL allocation recorded except for $0.08 million recorded for 1 to 4 family first lien mortgages, $0.05 million for commercial mortgages and $0.01 million for agricultural loans. As of December 31, 2023, nonaccrual loans had no ACL allocation recorded except for $0.10 million recorded for 1 to 4 family first lien mortgages.

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
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (numbers in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	March 31, 2024			March 31, 2023
	Amortized Cost Basis		% of Total Class of Financing Receivable	Amortized Cost Basis		% of Total Class of Financing Receivable
Loan Type
Mortgage, farmland	$2,274	6 month payment deferral	0.80%	$1,236	Term extension	0.46%
Agricultural	—	None	—%	176	Term extension	0.17%
Mortgage, commercial	436	Interest only 4 months	0.10%	—	None	—%
Commercial and financial	417	Term extension	0.13%	—	None	—%
Total	$3,127			$1,412

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

March 31, 2024		March 31, 2023
Loan Type	Financial Effect	Loan Type	Financial Effect
Mortgage, farmland	Provided a payment deferral, which temporarily reduced monthly payment amounts for the borrowers.	Mortgage, farmland	Added a weighted-average 4.6 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Agricultural	None	Agricultural	Added a weighted-average 0.5 year to the life of loans, which reduced monthly payment amounts for the borrowers.
Mortgage, commercial	Provided interest only payments, which temporarily reduced monthly payment amounts for the borrowers.	Mortgage, commercial	None
Commercial and financial	Added a weighted-average 0.73 year to the life of loans, which reduced monthly payment amounts for the borrowers.	Commercial and financial	None

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

There were no financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty as of March 31, 2024 and for the three months ending March 31, 2023.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (numbers in thousands):

March 31, 2024 Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Mortgage, farmland	$2,274	$—	$—
Agricultural	2,497	—	—
Mortgage, commercial	312	436	—
Commercial and financial	417	—	—
	$5,500	$436	$—

March 31, 2023 Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Mortgage, Farmland	$1,236	$—	$—
Agricultural	176	—	—
	$1,412	$—	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
March 31, 2024
Agricultural	$2,734	$—	$76	$—	$2,810	$557
Commercial and financial	1,330	—	—	—	1,330	240
Real estate:
Construction, 1 to 4 family residential	5,242	—	—	—	5,242	—
Construction, land development and commercial	6,993	—	—	—	6,993	—
Mortgage, farmland	4,333	—	166	—	4,499	—
Mortgage, 1 to 4 family first liens	6,404	—	—	—	6,404	87
Mortgage, 1 to 4 family junior liens	276	—	—	—	276	—
Mortgage, multi-family	7,576	—	—	—	7,576	—
Mortgage, commercial	5,966	—	—	—	5,966	288
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	$40,854	$—	$242	$—	$41,096	$1,172

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
December 31, 2023
Agricultural	$2,557	$—	$—	$—	$2,557	$—
Commercial and financial	2,233	—	10	—	2,243	560
Real estate:
Construction, 1 to 4 family residential	5,504	—	—	—	5,504	—
Construction, land development and commercial	8,080	—	—	—	8,080	—
Mortgage, farmland	2,077	—	169	—	2,246	—
Mortgage, 1 to 4 family first liens	6,593	—	—	—	6,593	104
Mortgage, 1 to 4 family junior liens	239	—	—	—	239	—
Mortgage, multi-family	7,685	—	—	—	7,685	—
Mortgage, commercial	5,139	—	—	—	5,139	—
Loans to individuals	60	—	—	—	60	60
Obligations of state and political subdivisions	—	—	—	—	—	—
	$40,167	$—	$179	$—	$40,346	$724

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The changes in the ACL in 2024 compared to December 31, 2023 is the result of the following factors: slight decrease in forecasted Iowa unemployment used in the ACL calculation which resulted in a decrease of $0.15 million; increase in loan volume which resulted in an increase of $0.09 million; changes in prepayment and curtailment rates resulting in an increase of $1.30 million; increase in the individually analyzed loans reserve of $0.44 million; decreases in qualitative factors determined necessary by management which resulted in a decrease of $2.69 million and an increase in other changes of $1.43 million, primarily increased charge-offs leading to higher loss rates.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans increased $0.75 million from December 31, 2023 to March 31, 2024.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more, and loans made to borrowers with financial difficulties. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 1.19% of loans held for investment as of March 31, 2024 and 1.17% as of December 31, 2023.  The increase in collateral-dependent loans is due to an increase in loans facing financial difficulties of $2.66 million, a decrease in loans with a specific reserve of $0.60 million, a decrease in nonaccrual loans of $0.76 million, and a decrease in 90 days or more accruing loans of $0.42 million from December 31, 2023 to March 31, 2024. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
For the three months ended March 31, 2024 and 2023, total operating lease expense was $0.12 million and $0.14 million respectively, and is included in occupancy expenses in the consolidated statements of income. Included in this for the three months ended March 31, 2024 and 2023 were $0.10 million and $0.12 million, respectively, of operating lease costs, $0.01 million and $0.01 million, respectively, of short term lease costs, and $0.01 million and $0.01 million, respectively, of variable lease costs.
For the three months ended March 31, 2024 and 2023, cash paid for amounts included in the measurement of operating lease liabilities was $0.10 million and $0.12 million, respectively.
As of March 31, 2024 and December 31, 2023, operating lease right-of-use assets included in other assets was $2.06 million and $2.13 million respectively. Operating lease liabilities included in other liabilities were $2.16 million and $2.22 million as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the weighted average remaining lease term for operating leases was 8.36 years and 8.56 years, respectively, and the weighted average discount rate for operating leases was 3.68% and 3.69%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of March 31, 2024, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2024 (excluding the three months ended March 31, 2024)	$248
2025	332
2026	335
2027	333
2028	295
Thereafter	984
Total lease payments	2,527
Less imputed interest	(366)
Total operating lease liabilities	$2,161

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements
The carrying value and estimated fair values of the Company's financial instruments as of March 31, 2024 are as follows:

	March 31, 2024
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$94,054	$94,054	$94,054	$—	$—
Investment securities	798,452	798,452	394,540	403,912	—
Loans held for sale	3,702	3,702	—	3,702	—
Loans, net of allowance for credit losses
Agricultural	107,702	107,011	—	—	107,011
Commercial and financial	303,927	299,816	—	—	299,816
Real estate:
Construction, 1 to 4 family residential	82,400	82,573	—	—	82,573
Construction, land development and commercial	283,343	277,522	—	—	277,522
Mortgage, farmland	281,853	263,138	—	—	263,138
Mortgage, 1 to 4 family first liens	1,190,128	1,101,057	—	—	1,101,057
Mortgage, 1 to 4 family junior liens	139,800	134,477	—	—	134,477
Mortgage, multi-family	474,681	441,786	—	—	441,786
Mortgage, commercial	446,819	416,749	—	—	416,749
Loans to individuals	36,313	35,133	—	—	35,133
Obligations of state and political subdivisions	45,964	43,591	—	—	43,591
Accrued interest receivable	21,861	21,861	—	21,861	—
Total financial instrument assets	$4,310,999	$4,120,922	$488,594	$429,475	$3,202,853
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$572,838	$572,838	$—	$572,838	$—
Interest-bearing deposits	2,789,253	2,789,744	—	2,789,744	—
Other short-term borrowings	329,000	328,604	—	328,604	—
Federal Home Loan Bank borrowings	152,400	152,647	—	152,647	—
Interest rate swaps	(34)	(34)	—	(34)	—
Accrued interest payable	7,441	7,441	—	7,441	—
Total financial instrument liabilities	$3,850,898	$3,851,240	$—	$3,851,240	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$609,213	$—	$—	$—	$—
Letters of credit	8,976	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$618,189	$—	$—	$—	$—
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2023 are as follows:

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$59,482	$59,482	$59,482	$—	$—
Investment securities	795,167	795,167	422,490	372,677	—
Loans held for sale	2,023	2,023	—	2,023	—
Loans, net of allowance for credit losses
Agricultural	113,270	112,421	—	—	112,421
Commercial and financial	298,440	294,021	—	—	294,021
Real estate:
Construction, 1 to 4 family residential	79,142	79,238	—	—	79,238
Construction, land development and commercial	308,509	299,846	—	—	299,846
Mortgage, farmland	277,735	259,969	—	—	259,969
Mortgage, 1 to 4 family first liens	1,206,991	1,114,737	—	—	1,114,737
Mortgage, 1 to 4 family junior liens	140,636	135,529	—	—	135,529
Mortgage, multi-family	466,754	435,222	—	—	435,222
Mortgage, commercial	412,769	386,712	—	—	386,712
Loans to individuals	38,958	37,600	—	—	37,600
Obligations of state and political subdivisions	46,168	43,676	—	—	43,676
Accrued interest receivable	19,786	19,786	—	19,786	—
Total financial instrument assets	$4,265,830	$4,075,429	$481,972	$394,486	$3,198,971
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$600,398	$600,398	$—	$600,398	$—
Interest-bearing deposits	2,682,382	2,678,798	—	2,678,798	—
Other short-term borrowings	219,000	219,164	—	219,164	—
Federal Home Loan Bank borrowings	296,648	297,148	—	297,148	—
Interest rate swaps	233	233		233
Accrued interest payable	6,102	6,102	—	6,102	—
Total financial instrument liabilities	$3,804,763	$3,801,843	$—	$3,801,843	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$685,861	$—	$—	$—	$—
Letters of credit	7,654	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$693,515	$—	$—	$—	$—
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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable. Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the three months ended March 31, 2024. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$394,540	$—	$—	$394,540
State and political subdivisions	—	285,091	—	285,091
Mortgage-backed securities and collateralized mortgage obligations	—	71,216	—	71,216
Other securities (FHLB, FHLMC and FNMA)	—	33,183	—	33,183
Total	$394,540	$389,490	$—	$784,030

	December 31, 2023
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$422,490	$—	$—	$422,490
State and political subdivisions	—	262,953	—	262,953
Mortgage-backed securities and collateralized mortgage obligations	—	60,929	—	60,929
Other securities (FHLB, FHLMC and FNMA)	—	33,049	—	33,049
Total	$422,490	$356,931	$—	$779,421

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2024 and the year ended December 31, 2023.

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

	March 31, 2024				Three Months Ended March 31, 2024
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,676	$1,676	$—
Commercial and financial	—	—	99	99	—
Real Estate:
Construction, 1 to 4 family residential	—	—		—	61
Construction, land development and commercial	—	—		—	—
Mortgage, farmland	—	—		—	—
Mortgage, 1 to 4 family first liens	—	—	792	792	104
Mortgage, 1 to 4 family junior liens	—	—		—	25
Mortgage, multi-family	—	—	55	55	—
Mortgage, commercial	—	—	538	538	—
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—
Total	$—	$—	$3,160	$3,160	$190

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

Index

Note 8.Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  On August 9, 2022, the Company’s Board of Directors authorized the expansion of the 2005 Stock Repurchase Program to allow an additional 750,000 shares for repurchase and the continuation through December 31, 2027. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,675,483 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2024.  Of these 1,675,483 shares, 47,152 shares were purchased during the quarter ended March 31, 2024, at an average price per share of $66.96.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk:  The Company’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Company's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $122.26 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Company’s commitments at March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$84,090	$84,939
Credit cards	74,851	73,677
Commercial, real estate and home construction	182,053	245,208
Commercial lines and real estate purchase loans	268,219	282,037
Outstanding letters of credit	8,976	7,654

Note 10.Income Taxes

Federal income tax expense for the three months ended March 31, 2024 and 2023 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2023, 2022, and 2021 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2023, 2022, and 2021 remain open for examination.  There were no material unrecognized tax benefits at March 31, 2024  and December 31, 2023 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of March 31, 2024, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending March 31, 2025. Income taxes as a percentage of income before taxes were 20.57% for the three months ended March 31, 2024 and 21.15% for the same period in 2023.

Note 11.Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate and market or liquidity risks. Derivative instruments are recognized as

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value. The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties. The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions. The Bank has not experienced any losses from nonperformance by counterparties. The Bank monitors counterparty risk in accordance with the provisions of ASC 815. In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. The Bank entered into one interest rate swap agreement in November 2023 and was required to pledge a US Treasury in the amount of approximately $250 thousand of collateral as of March 31, 2024.

Cash Flow Hedges: The Bank executed one forward-starting interest rate swap transaction on November 28, 2023. The interest rate swap transaction had an effective date of December 15, 2023, and an expiration date of May 15, 2025, effectively converting variable rate debt to fixed rate debt. For accounting purposes, this swap transaction was designated as a cash flow hedge of the changes in cash flows attributable to changes in the effective federal funds rate, the benchmark interest rate being hedged, associated with the interest payments made on an amount of the Bank’s debt principal equal to the then-outstanding swap notional amount. The underlying principal balance will be matched to future planned advances related to a large customer construction project, however, the FHLB advances will remain equal to the notional amount of the swap making it probable that sufficient effective federal funds rate based interest payments would exist through the maturity date of the swap.

The table below identifies the balance sheet category and fair value of the Bank’s derivative instrument designated as a cash flow hedge as of March 31, 2024 and December 31, 2023:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
March 31, 2024
Interest rate swap	$11,500	$34	Other Liabilities	5/15/2025

December 31, 2023
Interest rate swap	$2,100	$(233)	Other Liabilities	5/15/2025

The table below identifies the gains and losses recognized on the Bank’s derivative instrument designated as cash flow hedges for the three months ended March 31, 2024 and year ended December 31, 2023:

	Recognized in Other Comprehensive Income (Loss)	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)

March 31, 2024
Interest rate swap	$202	Interest Expense	$—	Other Income	$—

December 31, 2023
Interest rate swap	$(177)	Interest Expense	$—	Other Income	$—

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Index

HILLS BANCORPORATION
•The ability of the Company to develop and maintain secure and reliable technology systems, including to detect and prevent the occurrence of fraudulent activity, breaches, or failures of our information security controls or cyber-security related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools.

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

Economic Environment

Over the first quarter of 2024, incoming U.S. economic data continue to show consistent growth in the labor market, household consumption, and business investment, even as post-pandemic inflation remains stubbornly elevated. Although headline GDP growth slowed more than expected in the first quarter, underlying demand from households and businesses remained remarkably strong, with the national unemployment rate continuing to remain low. Inflation, however, has been slower to come down than expected after the rapid decline observed in 2023, and the cumulative effect of elevated prices compared with the pre-pandemic era may be weighing on consumer sentiment. While many economists continue to expect U.S. economic conditions consistent with a soft-landing as the economy decelerates over the remainder of 2024, persistent inflation may yet force additional Fed rate hikes, further raising the odds of a mild recession.

Higher borrowing costs continue to present a risk to the economy, with consumer and business budgets accounting for higher interest costs. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will likely continue to impact our results in 2024.

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

Index

HILLS BANCORPORATION
Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for credit losses. Information about our critical accounting policies is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024, and there have been no material changes in these critical accounting policies since December 31, 2023.

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At March 31, 2024, the Bank has eighteen full-service locations.

Net income for the three month period ended March 31, 2024 was $12.10 million compared to $12.46 million for the same three months of 2023, a decrease of $0.36 million or 2.90%.  The principal factors in the decrease in net income for the first three months of 2024 were a decrease in net interest income of $(1.53) million offset by an increase in credit loss (benefit) expense of $(0.73) million and an increase in noninterest income of $0.63 million, .

The Company achieved a return on average assets of 0.90% and a return on average equity of 8.36% for the twelve months ended March 31, 2024, compared to the twelve months ended March 31, 2023, which were 1.24% and 11.69%, respectively. The return on average assets and return on average equity for the three months ended March 31, 2024 were 1.12% and 10.48%, respectively, compared to the three months ended March 31, 2023, which were 1.25% and 11.79%, respectively.  Dividends of $1.10 per share were paid in January 2024 to 2,701 shareholders.  The dividend paid in January 2023 was $1.05 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 2.68% for the three months ended March 31, 2024 compared to 3.05% for the same three months of 2023.  Average earning assets were $4.257 billion year to date in 2024 and $3.961 billion in 2023.

Highlights noted on the balance sheet as of March 31, 2024 for the Company included the following:

•Total assets were $4.388 billion, an increase of $46.38 million since December 31, 2023.
•Cash and cash equivalents were $94.05 million, an increase of $34.57 million since December 31, 2023. The majority of the increase can be attributed to temporary public funds.
•Net loans were $3.397 billion, an increase of $5.24 million since December 31, 2023. Loans held for sale increased $1.68 million since December 31, 2023.
•Deposits increased $79.31 million since December 31, 2023.
•Borrowings have decreased $34.25 million since December 31, 2023.

Refer to Note 7 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION
Financial Condition

Loan demand has slowed in the first quarter of 2024. The lingering inflationary pressures have created significant uncertainty regarding projecting loan demand throughout the remainder of 2024.

The following table sets forth the composition of the loan portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$110,621	3.21%	$115,786	3.37%
Commercial and financial	311,828	9.06	307,190	8.93
Real estate:
Construction, 1 to 4 family residential	83,817	2.44	80,255	2.33
Construction, land development and commercial	288,024	8.37	313,878	9.13
Mortgage, farmland	285,014	8.28	281,164	8.18
Mortgage, 1 to 4 family first liens	1,203,944	34.97	1,221,296	35.52
Mortgage, 1 to 4 family junior liens	143,831	4.18	144,524	4.20
Mortgage, multi-family	478,507	13.90	471,009	13.70
Mortgage, commercial	452,115	13.13	416,670	12.12
Loans to individuals	38,524	1.12	40,205	1.17
Obligations of state and political subdivisions	46,194	1.34	46,446	1.35
	$3,442,419	100.00%	$3,438,423	100.00%
Net unamortized fees and costs	341		359
	$3,442,760		$3,438,782
Less allowance for credit losses	49,830		49,410
	$3,392,930		$3,389,372

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

The following table presents the allowance for credit losses as of March 31, 2024 and December 31, 2023 by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans:

	March 31, 2024			December 31, 2023
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,918	5.86%	3.21%	$2,516	5.09%	3.37%
Commercial and financial	7,901	15.86	9.06	8,750	17.71	8.93
Real estate:
Construction, 1 to 4 family residential	1,417	2.84	2.44	1,113	2.25	2.33
Construction, land development and commercial	4,681	9.39	8.37	5,369	10.87	9.13
Mortgage, farmland	3,161	6.34	8.28	3,429	6.94	8.18
Mortgage, 1 to 4 family first liens	14,157	28.41	34.97	14,664	29.68	35.52
Mortgage, 1 to 4 family junior liens	4,031	8.09	4.18	3,888	7.87	4.20
Mortgage, multi-family	3,826	7.68	13.90	4,255	8.61	13.70
Mortgage, commercial	5,296	10.63	13.13	3,901	7.90	12.12
Loans to individuals	2,212	4.44	1.12	1,247	2.52	1.17
Obligations of state and political subdivisions	230	0.46	1.34	278	0.56	1.35
	$49,830	100.00%	100.00%	$49,410	100.00%	100.00%

The allowance for credit losses (ACL) totaled $49.83 million at March 31, 2024 compared to the allowance of $49.41 million at December 31, 2023. The percentage of the allowance to outstanding loans was 1.45% and 1.44% at March 31, 2024 and December 31, 2023, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding. The changes in the ACL in 2024 compared to December 31, 2023 is the result of the following factors: slight decrease in forecasted Iowa unemployment used in the ACL calculation which resulted in a decrease of $0.15 million; increase in loan volume which resulted in an increase of $0.09 million; changes in prepayment and curtailment rates resulting in an increase of $1.30 million; increase in the individually analyzed loans reserve of $0.44 million; changes in qualitative factors determined necessary by management which resulted in a decrease of $2.69 million and an increase in other changes of $1.43 million, primarily increased charge-offs leading to higher loss rates.

Index

HILLS BANCORPORATION

The adequacy of the allowance is reviewed quarterly and adjusted as appropriate after consideration has been given to the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition. The growth of the loan portfolio and the trends in nonperforming loans are significant elements in the determination of the allowance for credit losses.  Quantitative factors include the Company’s historical loss experience, which is then adjusted for levels and trends in past due, levels and trends in charged-off and recovered loans, trends in volume growth, trends in nonperforming loans, trends in modified loans, local economic trends and conditions, industry and other conditions, and effects of changing interest rates.

Management has determined that the allowance for credit losses was adequate at March 31, 2024, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry data. This review encompasses levels of total collateral-dependent loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Investment securities available for sale held by the Company increased by $4.61 million from December 31, 2023 to March 31, 2024.  The fair value of securities available for sale was $39.06 million less than the amortized cost of such securities as of March 31, 2024. At December 31, 2023, the fair value of the securities available for sale was $35.42 million less than the amortized cost of such securities.

Deposits increased $79.31 million in the first three months of 2024. The increase can be attributed to approximately $100 million of temporary public funds received in March 2024. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $24.34 million as of March 31, 2024 with an average rate of 5.35%.  Brokered deposits were $24.22 million as of December 31, 2023 with an average interest rate of 5.35%. As of March 31, 2024 and December 31, 2023, brokered deposits were 0.72% and 0.74% of total deposits, respectively.

There were $152.40 million and $296.65 million of Federal Home Loan Bank (FHLB) borrowings as of March 31, 2024 and December 31, 2023, respectively. There were $110 million of Federal Funds purchased as of March 31, 2024 and none as of December 31, 2023. Total funds purchased from the Bank Term Funding program was $219.00 million as of March 31, 2024, and December 31, 2023. It is expected that the FHLB and Federal Funds funding sources will be considered in the future if loan growth exceeds core deposit increases and the interest rates on funds borrowed from the FHLB and Federal Funds are favorable compared to other funding alternatives.

Dividends and Equity

In January 2024, Hills Bancorporation paid a dividend of $10.05 million or $1.10 per share.  The dividend paid in January 2023 was $1.05 per share. After payment of the dividend and the adjustment for accumulated other comprehensive income (loss), stockholders’ equity as of March 31, 2024 totaled $465.44 million.

The Company elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Company is required to maintain a CBLR of greater than 9%, as measured by dividing the Bank's Tier 1 capital by its average total consolidated assets. As of March 31, 2024 and December 31, 2023, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of March 31, 2024 and December 31, 2023 are presented below (amounts in thousands):

Index

HILLS BANCORPORATION

	Actual
	Amount of Tier 1 Capital	Ratio
As of March 31, 2024:
Company:
Community Bank Leverage ratio	$539,067	12.42%

Bank:
Community Bank Leverage ratio	539,229	12.43

	Actual
	Amount of Tier 1 Capital	Ratio
As of December 31, 2023:
Company:
Community Bank Leverage ratio	$539,815	12.77%

Bank:
Community Bank Leverage ratio	541,566	12.82

Index

HILLS BANCORPORATION
Discussion of operations for the three months ended March 31, 2024 and 2023

Net Income Overview
Total net income was $12.10 million in 2024 and $12.46 million in the comparable period in 2023, a decrease of $0.36 million or 2.90%.  The change in net income in 2024 from the first three months of 2023 was primarily the result of the following:

•Net interest income decreased by $1.53 million, before credit loss expense.
•For the three months ended March 31, 2024, credit loss (benefit) expense was $(0.36) million. This represents a decrease in expense of $0.73 million from the credit loss expense of $0.37 million for the three months ended March 31, 2023.
•Noninterest income increased by $0.63 million.
•Noninterest expenses increased by $0.40 million.
•Income tax expense decreased by $0.21 million.
For the three month period ended March 31, 2024 and March 31, 2023 basic earnings per share was $1.33 and $1.35, respectively. Diluted earnings per share was $1.33 for the three months ended March 31, 2024 compared to $1.35 for the same period in 2023.

The Company’s net income for the period was driven primarily by three factors.  The first factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Company's earnings assets.  Net interest income of $27.67 million for the first three months of 2024 was derived from the Company’s $4.257 billion of average earning assets during that period and its tax-equivalent net interest margin of 2.68%.  Average earning assets in the three months ended March 31, 2023 were $3.961 billion and the tax-equivalent net interest margin was 3.05%. Net interest income for the Company decreased primarily as a result of increased interest expense from increased interest rates on investment checking and money market accounts as well as certificates of deposits. Interest expense also increased due to the increased volume of certificates of deposits and borrowings the Company has utilized. This is partially offset by increased interest income from increased interest rates and volume on real estate and commercial loans. Interest income also increased on higher interest rates and volume for investments. The Company expects net interest compression to impact earnings for the foreseeable future due to competition for loans and deposits. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets, increasing yield on loans and the ongoing interest rate stance of the Federal Reserve Board.

The second factor is credit loss expense. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $3.397 billion at March 31, 2024. Credit loss (benefit) expense was $(0.36) million in 2024 compared to $0.37 million in 2023. The decrease in expense when compared to the same period in 2023 is primarily attributable to the decreases in qualitative factors determined necessary by management which is partially offset by increased charge-offs leading to higher loss rates and an increase in the individually analyzed loans reserve. The Company believes that credit loss (benefit) expense is expected to be dependent on the Company’s loan growth, local economic conditions and asset quality.

The third factor affecting the Company’s net income is noninterest income, primarily the increase in trust fees and net gain on sale of loans. Trust fees were $3.50 million and $3.27 million for the three months ended March 31, 2024 and 2023, respectively, an increase of 6.94%. This is primarily driven by the increase in assets under management of $0.418 billion from $2.371 billion as of March 31, 2023 to $2.789 billion as of March 31, 2024. Net gain on sale of loans were $0.37 million and $0.15 million for the three months ended March 31, 2024 and 2023, respectively, an increase of 157.24%. This is primarily driven by increased activity compared to the same period in 2023.

Index

HILLS BANCORPORATION

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning assets over the interest expense of the interest-bearing liabilities. Net interest income on a tax equivalent basis decreased $1.38 million for the three months ended March 31, 2024 compared to the comparable period in 2023.  The decrease was primarily as a result of increased interest expense from increased interest rates on investment checking and money market accounts as well as certificates of deposits. Interest expense also increased due to the increased volume of certificates of deposits and borrowings the Company has utilized. This is partially offset by increased interest income from increased interest rates and volume on real estate and commercial loans. The Company has continued to experience the migration of funds into time deposits with higher yields as well as increased borrowings leading to the increased interest expense. The net interest margin for the first three months of 2024 was 2.68% compared to 3.05% in 2023 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2024 compared to the comparable period in 2023 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$279,752	0.61%	$3,687	$5,056	8,743
Taxable securities	(23,968)	0.39	(1)	577	576
Nontaxable securities	20,745	0.65	137	315	452
Interest-bearing bank balances	19,573	0.90	237	77	314
	$296,102		$4,060	$6,025	$10,085

Interest expense:
Interest-bearing demand deposits	$(135,926)	0.47%	$273	$(1,055)	$(782)
Savings deposits	(140,530)	0.43	54	(818)	(764)
Time deposits	281,919	1.73	(1,588)	(3,861)	(5,449)
Other short-term borrowings	93,091	0.07	(1,138)	(22)	(1,160)
FHLB Borrowings	$228,027	5.74	(3,310)	—	(3,310)
	$326,581		$(5,709)	$(5,756)	$(11,465)
Change in net interest income			$(1,649)	$269	$(1,380)

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2024	2023
Yield on average interest-earning assets	4.66%	4.03%
Rate on average interest-bearing liabilities	2.61	1.34
Net interest spread	2.05%	2.69%
Effect of noninterest-bearing funds	0.63	0.36
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	2.68%	3.05%

Index

HILLS BANCORPORATION
In pricing loans and deposits, the Company considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met two times during the first three months of 2024.  The federal funds target rate increased to 5.50% as of March 31, 2024 from 5.00% as of the same period in 2023.  Interest rates on loans are generally affected by the federal funds target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of March 28, 2024, the rate indexes for the one, three and five year indexes were 5.03%, 4.40% and 4.21%, respectively.  The one year index increased 8.41% from 4.64% at March 31, 2023, the three year index increased 15.49% and the five year index increased 16.94%.  The three year index was 3.81% and the five year index was 3.60% at March 31, 2023.

Credit Loss Expense

Credit loss (benefit) was $(0.36) million for the three months ended March 31, 2024 compared to $0.37 million in 2023, a decrease of expense of $0.73 million.  Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Company's loan portfolio.

A significant component of the Company's approach to estimating expected credit losses are economic forecasts such as Iowa unemployment, all-transactions house price index for Iowa and Iowa real gross domestic product. The decrease in expense when compared to the same period in 2023 is primarily attributable to the decreases in qualitative factors determined necessary by management which is partially offset by increased charge-offs leading to higher loss rates and an increase in the individually analyzed loans reserve.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented.  For the three months ended March 31, 2024 and 2023, recoveries were $1.21 million and $0.29 million, respectively; and charge-offs were $1.18 million in 2024 and $0.89 million in 2023.  The allowance for credit losses totaled $49.83 million at March 31, 2024 compared to $49.41 million as of December 31, 2023. The allowance represented 1.45% and 1.44% of loans held for investment at March 31, 2024 and December 31, 2023.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$373	$145	$228	157.24%
Trust fees	3,497	3,270	227	6.94
Service charges and fees	3,033	3,033	—	—
Other noninterest income (expense)	104	(67)	171	(255.22)
	$7,007	$6,381	$626	9.81

Trust fees were $3.50 million and $3.27 million for the three months ended March 31, 2024 and 2023, respectively, an increase of 6.94%. This is primarily driven by the increase in assets under management of $0.418 billion from $2.371 billion as of March 31, 2023 to $2.789 billion as of March 31, 2024.

Net gain on sale of loans were $0.37 million and $0.15 million for the three months ended March 31, 2024 and 2023, respectively, an increase of 157.24%. This is primarily driven by increased activity compared to the same period in 2023.

Other noninterest income categories experienced marginal period-to-period fluctuations for the three months ended March 31, 2024.

Index

HILLS BANCORPORATION
Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$11,187	$11,503	$(316)	(2.75)%
Occupancy	1,083	1,177	(94)	(7.99)
Furniture and equipment	1,680	1,692	(12)	(0.71)
Office supplies and postage	514	448	66	14.73
Advertising and business development	811	874	(63)	(7.21)
Outside services	3,450	2,910	540	18.56
FDIC insurance assessment	481	270	211	78.15
Other noninterest expense	601	536	65	12.13
	$19,807	$19,410	$397	2.05

In the three months ended March 31, 2024, outside services expense increased $0.54 million due an increase in other professional fees, data processing charges, and debit card processing expense compared to the same period in 2023.

In the three months ended March 31, 2024, FDIC insurance assessment expense increased $0.21 million due rate increases implemented in 2023.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended March 31, 2024.

Income Taxes

Federal and state income tax expenses were $3.13 million and $3.34 million for the three months ended March 31, 2024 and 2023, respectively. Income taxes as a percentage of income before taxes were 20.57% in 2024 and 21.15% in 2023.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 17.87% of the Company’s total assets at March 31, 2024 compared to 17.95% at December 31, 2023. As of March 31, 2024, investment securities with a carrying value of $416.57 million were pledged to collateralize public and trust deposits and other borrowings.  As of December 31, 2023, investment securities with a carrying value of $427.68 million were pledged.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  Deposit inflows and outflows can vary widely based on prevailing market interest rates, competition, economic conditions, our business customers' liquidity needs and by recent developments in the financial services industry. Uninsured deposits as of March 31, 2024 and December 31, 2023 were approximately $755.51 million and $693.83 million, respectively, which comprised 22.47% and 21.14% of total deposits.

As of March 31, 2024, the Company had $152.40 million of outstanding borrowings from the Federal Home Loan Bank (“FHLB”) of Des Moines compared to $296.65 million as of December 31, 2023.  The Company had $110 million of Fed Funds purchased as of March 31, 2024 compared to no Fed Funds purchased as of December 31, 2023. The Company had $219 million outstanding in Bank Term Funding Program borrowings as of March 31, 2024 and December 31, 2023. These

Index

HILLS BANCORPORATION
borrowings are used as a means of providing both long and short-term funding for certain assets and for managing interest rate risk.

The Company had additional borrowing capacity available from the FHLB of approximately $822.47 million at March 31, 2024. As additional sources of liquidity, the Company has the ability to borrow up to $100.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $175.00 million. The borrowings under these credit lines would be secured by the Company’s investment securities.  In addition, the Company has the option of issuing short-, medium-, and long-term debt, should the Company decide to do so. The Bank Term Funding Program was established by the Federal Reserve in March 2023 to provide an additional source of liquidity against high-quality securities. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities, positive cash flows from operations, and both additional borrowing and brokered deposits capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2024.

Contractual Obligations

There have been no material changes with regard to contractual obligations disclosed in the Company’s Form 10-K for the year ended December 31, 2023.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 to January 31	980	$66.00	980	620,689
February 1 to February 29	32,507	66.42	32,507	588,182
March 1 to March 31	13,665	68.00	13,665	574,517
Total	47,152	$66.96	47,152	574,517

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

Index

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Director or Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None.

Index

Item 6.	Exhibits

3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 10-K Filed with the Commission on May 5, 2024.
3.2	Amended and Restated Bylaws of Hills Bancorporation, incorporated by reference to Exhibit 3.2 to the Company's Form 10-K Filed with the Commission on May 5, 2024.
4.1	Description of Registered Securities, incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed with the Commission on March 6, 2020.
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1), (2)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

HILLS BANCORPORATION

Date:	May 8, 2024	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	May 8, 2024	By: /s/ Anthony V. Roetlin
Anthony V. Roetlin, Treasurer, Chief Financial Officer and Chief Accounting Officer