Form 10-Q
period 2024-06-30
HILLS BANCORPORATION
filed 2024-08-07
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		July 31, 2024

Common Stock	No par value	9,039,190

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Cash and cash equivalents	$34,246	$59,482
Investment securities available for sale at fair value (amortized cost June 30, 2024 $829,085; December 31, 2023 $814,839)	788,979	779,421
Stock of Federal Home Loan Bank	17,459	15,746
Loans held for sale	11,885	2,023
Loans, net of allowance for credit losses June 30, 2024 $49,730; December 31, 2023 $49,410	3,390,013	3,389,372
Property and equipment, net	34,794	34,230
Tax credit real estate investments	7,270	7,910
Accrued interest receivable	20,928	19,786
Deferred income taxes, net	22,725	21,271
Goodwill	2,500	2,500
Other assets	11,294	9,926
Total Assets	$4,342,093	$4,341,667

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$575,976	$600,398
Interest-bearing deposits	2,657,518	2,682,382
Total deposits	$3,233,494	$3,282,780
Other short-term borrowings, including Bank Term Funding Program and federal funds purchased	375,838	219,000
Federal Home Loan Bank borrowings	177,900	296,648
Accrued interest payable	9,642	6,102
Allowance for credit losses on off-balance sheet credit exposures	4,260	5,110
Other liabilities	19,193	16,888
Total Liabilities	$3,820,327	$3,826,528

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$45,398	$44,853

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued June 30, 2024 10,347,051 shares; December 31, 2023 10,345,832 shares	$—	$—
Paid in capital	64,418	63,827
Retained earnings	555,691	541,329
Accumulated other comprehensive loss	(30,493)	(27,176)
Treasury stock at cost (June 30, 2024 1,281,727 shares; December 31, 2023 1,210,112 shares)	(67,850)	(62,841)
Total Stockholders' Equity	$521,766	$515,139
Less maximum cash obligation related to ESOP shares	45,398	44,853
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$476,368	$470,286
Total Liabilities & Stockholders' Equity	$4,342,093	$4,341,667

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Loans, including fees	$44,415	$37,700	$87,865	$72,407
Investment securities:
Taxable	3,192	2,579	6,465	5,276
Nontaxable	1,719	1,168	3,207	2,355
Federal funds sold	377	236	887	432
Total interest income	$49,703	$41,683	$98,424	$80,470
Interest expense:
Deposits	$15,210	$9,455	$29,479	$16,729
Other short-term borrowings	4,475	3,416	7,947	5,728
FHLB borrowings	2,021	—	5,331	—
Total interest expense	$21,706	$12,871	$42,757	$22,457
Net interest income	$27,997	$28,812	$55,667	$58,013
Credit loss expense	675	2,679	312	3,047
Net interest income after credit loss expense	$27,322	$26,133	$55,355	$54,966
Noninterest income:
Net gain on sale of loans	$669	$443	$1,042	$588
Trust fees	3,889	3,407	7,386	6,677
Service charges and fees	3,315	3,348	6,348	6,381
Other noninterest income	188	146	292	79
	$8,061	$7,344	$15,068	$13,725

Noninterest expenses:
Salaries and employee benefits	$11,063	$10,828	$22,250	$22,331
Occupancy	996	1,064	2,079	2,241
Furniture and equipment	1,686	1,683	3,366	3,375
Office supplies and postage	442	464	956	912
Advertising and business development	630	620	1,441	1,494
Outside services	3,311	3,209	6,761	6,119
FDIC insurance assessment	486	609	967	879
Other noninterest expense	1,109	221	1,710	757
	$19,723	$18,698	$39,530	$38,108
Income before income taxes	$15,660	$14,779	$30,893	$30,583
Income taxes	3,348	3,214	6,481	6,556
Net income	$12,312	$11,565	$24,412	$24,027

Earnings per share:
Basic	$1.35	$1.26	$2.68	$2.61
Diluted	$1.35	$1.26	$2.68	$2.61

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$12,312	$11,565	$24,412	$24,027

Other comprehensive (loss) income
Securities:
Net change in unrealized (loss) gain on securities available for sale	$(1,045)	$(5,280)	$(4,688)	$3,207
Income taxes	248	1,277	1,114	(808)
Other comprehensive (loss) income on securities available for sale	$(797)	$(4,003)	$(3,574)	$2,399
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain on derivatives	$72	$—	$339	$—
Income taxes	(17)	—	(82)	—
Other comprehensive income on cash flow hedges	$55	$—	$257	$—

Other comprehensive (loss) income, net of tax	$(742)	$(4,003)	$(3,317)	$2,399

Comprehensive income	$11,570	$7,562	$21,095	$26,426

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended June 30, 2024 and 2023
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, March 31, 2023	$63,458	$515,616	$(34,658)	$(57,956)	$(49,804)	$436,656
Issuance of 4,859 shares of common stock	194	—	—	134	—	328
Issuance of 1,604 shares of common stock under the employee stock purchase plan	95	—	—	—	—	95
Unearned restricted stock compensation	53	—	—	—	—	53
Forfeiture of 3,446 shares of common stock	(220)	—	—	—	—	(220)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	5,424	5,424
Net income	—	11,565	—	—	—	11,565
Purchase of 27,116 shares of common stock	—	—	—	(1,922)	—	(1,922)
Other comprehensive loss	—	—	(4,003)	—	—	(4,003)
Balance, June 30, 2023	$63,586	$527,181	$(38,661)	$(59,744)	$(44,380)	$447,982

Balance, March 31, 2024	$64,095	$543,379	$(29,751)	$(65,906)	$(46,375)	$465,442
Issuance of 1,157 shares of common stock	47	—	—	31	—	78
Issuance of 1,426 shares of common stock under the employee stock purchase plan	85	—	—	—	—	85
Unearned restricted stock compensation	228	—	—	—	—	228
Forfeiture of 633 shares of common stock	(44)	—	—	—	—	(44)
Share-based compensation	7	—	—	—	—	7
Change related to ESOP shares	—	—	—	—	977	977
Net income	—	12,312	—	—	—	12,312
Purchase of 28,959 shares of common stock	—	—	—	(1,975)	—	(1,975)
Other comprehensive loss	—	—	(742)	—	—	(742)
Balance, June 30, 2024	$64,418	$555,691	$(30,493)	$(67,850)	$(45,398)	$476,368

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

Six Months Ended June 30, 2024 and 2023
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2022	$63,220	$512,841	$(41,060)	$(55,730)	$(51,011)	$428,260
Issuance of 9,448 shares of common stock	398	—	—	260	—	658
Issuance of 3,320 shares of common stock under the employee stock purchase plan	206	—	—	—	—	206
Unearned restricted stock compensation	95	—	—	—	—	95
Forfeiture of 5,317 shares of common stock	(345)	—	—	—	—	(345)
Share-based compensation	12	—	—	—	—	12
Change related to ESOP shares	—	—	—	—	6,631	6,631
Net income	—	24,027	—	—	—	24,027
Cash dividends ($1.05 per share)	—	(9,687)	—	—	—	(9,687)
Purchase of 59,798 shares of common stock	—	—	—	(4,274)	—	(4,274)
Other comprehensive income	—	—	2,399	—	—	2,399
Balance, June 30, 2023	$63,586	$527,181	$(38,661)	$(59,744)	$(44,380)	$447,982

Balance, December 31, 2023	$63,827	$541,329	$(27,176)	$(62,841)	$(44,853)	$470,286
Issuance of 4,496 shares of common stock	178	—	—	123	—	301
Issuance of 3,145 shares of common stock under the employee stock purchase plan	190	—	—	—	—	190
Unearned restricted stock compensation	343	—	—	—	—	343
Forfeiture of 1,926 shares of common stock	(133)	—	—	—	—	(133)
Share-based compensation	13	—	—	—	—	13
Change related to ESOP shares	—	—	—	—	(545)	(545)
Net income	—	24,412	—	—	—	24,412
Cash dividends ($1.10 per share)	—	(10,050)	—	—	—	(10,050)
Purchase of 76,111 shares of common stock	—	—	—	(5,132)	—	(5,132)
Other comprehensive loss	—	—	(3,317)	—	—	(3,317)
Balance, June 30, 2024	$64,418	$555,691	$(30,493)	$(67,850)	$(45,398)	$476,368

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$24,412	$24,027
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,088	1,232
Credit loss expense	312	3,047
Forfeiture of common stock	(133)	(345)
Share-based compensation	13	12
Compensation expensed through issuance of common stock	301	658
Provision for deferred income taxes	(422)	(876)
Net (gain) on sale of other real estate owned and other repossessed assets	(121)	(93)
Increase in accrued interest receivable	(1,142)	(1,093)
Accretion of discount on investment securities, net	(336)	(235)
(Increase) decrease in other assets	(1,616)	247
Amortization of operating lease right-of-use assets	128	161
Increase in accrued interest payable and other liabilities	6,527	3,687
Loans originated for sale	(97,923)	(74,100)
Proceeds on sales of loans	89,103	67,536
Net gain on sales of loans	(1,042)	(588)
Net cash and cash equivalents provided by operating activities	$19,149	$23,277

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$114,472	$59,885
Proceeds from sales of investment securities available for sale	—	509
Purchases of investment securities available for sale	(128,382)	(1,820)
Proceeds from sale of stock of Federal Home Loan Bank	5,677	—
Purchases of stock of Federal Home Loan Bank	(7,390)	(11,524)
Loans made to customers, net of collections	(1,866)	(190,256)
Proceeds on sale of other real estate owned and other repossessed assets	304	280
Purchases of property and equipment	(1,652)	(1,284)
Net changes from tax credit real estate investment	640	807
Net cash and cash equivalents used in investing activities	$(18,197)	$(143,403)

Cash Flows from Financing Activities
Net decrease in deposits	$(49,286)	$(75,590)
Net increase (decrease) in other short-term borrowings	138,414	(76,008)
Principal payments on long-term FHLB borrowings	(155,224)	290,000
Proceeds from the issuance of long-term FHLB borrowings	54,900	—
Purchase of common stock	(5,132)	(4,274)
Proceeds from the issuance of common stock through the employee stock purchase plan	190	206
Dividends paid	(10,050)	(9,687)
Net cash and cash equivalents (used in) provided by financing activities	$(26,188)	$124,647

(Continued)

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Six Months Ended June 30,
	2024	2023
(Decrease) increase in cash and cash equivalents	$(25,236)	$4,521
Cash and cash equivalents:
Beginning of period	59,482	36,641
End of period	$34,246	$41,162

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$28,316	$15,273
Interest paid on other obligations	10,635	5,728
Income taxes paid	4,311	5,698

Noncash activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$545	$(6,631)
Transfers to other real estate owned	63	418
Sale and financing of other real estate owned	208	—

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

Operating results for the six month period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2023 filed with the Securities Exchange Commission on March 5, 2024.  The consolidated balance sheet as of December 31, 2023, has been derived from the audited consolidated financial statements for that period.

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

Certain Significant Estimates:

The allowance for credit losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at June 30, 2024 may change in the near-term and the effect could be material to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of June 30, 2024 and December 31, 2023, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of June 30, 2024 and December 31, 2023.

Tax credit real estate: Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of June 30, 2024. The Company has a 99% or greater limited partnership interest in each limited partnership. The investment in each was completed after the projects had been developed by the general partner. On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if an allowance for credit losses is necessary. The allowance for credit losses is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, the allowance for credit losses would be established with a charge to credit loss expense. There were no indications of impairment based on management's evaluation and therefore no allowance for credit losses was determined necessary as of June 30, 2024. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Available-for-sale debt securities and the allowance for credit losses on available-for-sale debt securities: Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of June 30, 2024 or 2023. Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income ("OCI"). Premiums on debt securities are amortized to the earliest call date and discounts on debt securities are accreted over the period to maturity of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Accrued interest receivable on AFS debt securities totaled $4.44 million and $3.97 million at June 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

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

Loans held for investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses ("ACL"). Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $16.49 million and $15.82 million at June 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common shares outstanding at the beginning of the period	9,092,333	9,197,236	9,135,720	9,225,484
Weighted average number of net shares redeemed	(11,646)	(14,023)	(35,987)	(24,378)
Weighted average shares outstanding (basic)	9,080,687	9,183,213	9,099,733	9,201,106
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	476	735	488	731
Weighted average number of shares (diluted)	9,081,163	9,183,948	9,100,221	9,201,837
Net income (In thousands)	$12,312	$11,565	$24,412	$24,027
Earnings per share:
Basic	$1.35	$1.26	$2.68	$2.61
Diluted	$1.35	$1.26	$2.68	$2.61

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3.Accumulated Other Comprehensive (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive (loss) income (AOCI), included in stockholders’ equity, at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(amounts in thousands)
Net unrealized loss on available-for-sale securities	$(40,106)	$(35,418)
Net unrealized gain (loss) on derivatives used for cash flow hedges	105	(233)
Tax effect	9,508	8,475
Net-of-tax amount	$(30,493)	$(27,176)

Note 4.Securities

The carrying values of investment securities at June 30, 2024 and December 31, 2023 are summarized in the following table (dollars in thousands):

	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$373,489	47.34%	$422,490	54.20%
Other securities (FHLB, FHLMC and FNMA)	33,449	4.24	33,049	4.24
State and political subdivisions	299,674	37.98	262,953	33.74
Mortgage-backed securities and collateralized mortgage obligations (MBS and CMO)	82,367	10.44	60,929	7.82
Total securities available for sale	$788,979	100.00%	$779,421	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of June 30, 2024 and December 31, 2023, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. There were no trading or held to maturity securities as of June 30, 2024 or December 31, 2023.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The carrying amount of available-for-sale securities, fair values and allowance for credit losses were as follows as of June 30, 2024 and December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
June 30, 2024
U.S. Treasury	$385,719	$104	$(12,334)	$—	$373,489
Other securities (FHLB, FHLMC and FNMA)	35,107	—	(1,658)	—	33,449
State and political subdivisions	319,482	1,315	(21,123)	—	299,674
MBS and CMO	88,777	125	(6,535)	—	82,367
Total	$829,085	$1,544	$(41,650)	$—	$788,979
December 31, 2023:
U.S. Treasury	$436,457	$703	$(14,670)	$—	$422,490
Other securities (FHLB, FHLMC and FNMA)	35,156	—	(2,107)	—	33,049
State and political subdivisions	276,694	1,970	(15,711)	—	262,953
MBS and CMO	66,532	241	(5,844)	—	60,929
Total	$814,839	$2,914	$(38,332)	$—	$779,421

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at June 30, 2024, were as follows (in thousands) below. Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due in one year or less	$219,284	$216,033
Due after one year through five years	297,721	283,437
Due after five years through ten years	118,188	103,061
Due over ten years	105,115	104,081
	$740,308	$706,612
MBS and CMO	88,777	82,367
	$829,085	$788,979

As of June 30, 2024, investment securities with a carrying value of $354.59 million were pledged to collateralize other borrowings. As of June 30, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	June 30, 2024	June 30, 2023
Sale proceeds	$—	$509
Gross realized gains	—	—
Gross realized losses	—	—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023 (in thousands):

	Less than 12 months				12 months or more				Total
June 30, 2024 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	16	$38,337	$(357)	0.93%	99	$289,301	$(11,977)	4.14%	115	$327,638	$(12,334)	3.76%

Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	14	33,449	(1,658)	4.96	14	33,449	(1,658)	4.96

State and political subdivisions	170	67,499	(959)	1.42	676	166,064	(20,164)	12.14	846	233,563	(21,123)	9.04

MBS and CMO	8	23,916	(150)	(0.63)	18	43,688	(6,385)	14.61	26	67,604	(6,535)	9.67

Total	194	$129,752	$(1,466)	1.13%	807	$532,502	$(40,184)	7.55%	1,001	$662,254	$(41,650)	6.29%

	Less than 12 months				12 months or more				Total
December 31, 2023 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	1	$2,390	$(2)	0.08%	122	$370,660	$(14,668)	3.96%	123	$373,050	$(14,670)	3.93%

Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	14	33,049	(2,107)	6.38	14	33,049	(2,107)	6.38

State and political subdivisions	115	34,510	(314)	0.91	632	161,614	(15,397)	9.53	747	196,124	(15,711)	8.01

MBS and CMO	—	—	—	—	18	46,483	(5,844)	12.57	18	46,483	(5,844)	12.57

Total	116	$36,900	$(316)	0.86%	786	$611,806	$(38,016)	6.21%	902	$648,706	$(38,332)	5.91%

The Company considered the following information in reaching the conclusion that the unrealized losses disclosed in the table above are not attributable to credit losses.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates. The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of June 30, 2024. The fair value is expected to recover as the securities approach maturity. The U.S. Treasury and other securities are issued and guaranteed by U.S. government-sponsored entities and agencies. The MBS and CMOs have implied U.S. government guarantees of the agency securities. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of June 30, 2024.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.Loans

Classes of loans are as follows:

	June 30, 2024	December 31, 2023
	(Amounts In Thousands)
Agricultural	$107,655	$115,786
Commercial and financial	317,887	307,190
Real estate:
Construction, 1 to 4 family residential	79,182	80,255
Construction, land development and commercial	266,856	313,878
Mortgage, farmland	279,965	281,164
Mortgage, 1 to 4 family first liens	1,195,175	1,221,296
Mortgage, 1 to 4 family junior liens	144,165	144,524
Mortgage, multi-family	492,506	471,009
Mortgage, commercial	471,230	416,670
Loans to individuals	38,642	40,205
Obligations of state and political subdivisions	46,148	46,446
	$3,439,411	$3,438,423
Net unamortized fees and costs	332	359
	$3,439,743	$3,438,782
Less allowance for credit losses	49,730	49,410
	$3,390,013	$3,389,372

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses (ACL) for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL on loans:
Beginning balance	$2,918	$7,901	$6,098	$3,161	$18,188	$9,122	$2,442	$49,830
Charge-offs	(16)	(412)	(341)	(2)	(349)	(4)	(286)	(1,410)
Recoveries	31	184	2	2	221	29	66	535
Credit loss expense (benefit)	(100)	735	(415)	(61)	211	42	363	775

Ending balance	$2,833	$8,408	$5,344	$3,100	$18,271	$9,189	$2,585	$49,730

	Six months ended June 30, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL on loans:
Beginning balance	$2,516	$8,750	$6,482	$3,429	$18,552	$8,156	$1,525	$49,410
Charge-offs	(17)	(843)	(429)	(2)	(621)	(42)	(636)	(2,590)
Recoveries	54	595	286	24	424	194	171	1,748
Credit loss expense (benefit)	280	(94)	(995)	(351)	(84)	881	1,525	1,162

Ending balance	$2,833	$8,408	$5,344	$3,100	$18,271	$9,189	$2,585	$49,730

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses (ACL) for off-balance sheet credit exposures for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Beginning balance	$552	$1,183	$2,102	$31	$425	$14	$53	$4,360
Credit loss expense (benefit)	54	(15)	(138)	(2)	7	(7)	1	(100)
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$606	$1,168	$1,964	$29	$432	$7	$54	$4,260

	Six Months Ended June 30, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Beginning balance	$283	$1,407	$2,841	$73	$363	$88	$55	$5,110
Credit loss expense (benefit)	323	(239)	(877)	(44)	69	(81)	(1)	(850)
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$606	$1,168	$1,964	$29	$432	$7	$54	$4,260

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

Credit loss expense for off-balance sheet credit exposures is included in credit loss expense on the consolidated statement of income for the six months ended June 30, 2024 and 2023.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

The following tables present the credit quality indicators and origination years by type of loan in each category as of June 30, 2024 (amounts in thousands):

	Agricultural
June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$643	$83	$711	$—	$61	$133	$3,917	$5,548
Good	2,396	1,909	1,495	275	290	165	7,228	13,758
Satisfactory	5,258	4,337	5,423	2,085	1,368	280	28,569	47,320
Monitor	2,904	2,076	3,571	676	371	193	13,747	23,538
Special Mention	1,857	1,351	1,454	123	30	505	6,576	11,896
Substandard	392	410	327	56	—	—	4,410	5,595
Total	$13,450	$10,166	$12,981	$3,215	$2,120	$1,276	$64,447	$107,655

Current-period gross write offs	$—	$7	$4	$1	$—	$—	$5	$17

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Commercial and Financial
June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,048	$2,617	$337	$267	$388	$—	$3,347	$8,004
Good	4,286	9,646	8,160	4,666	1,261	222	18,556	46,797
Satisfactory	16,944	39,285	27,512	13,609	4,599	2,059	64,469	168,477
Monitor	14,655	10,130	12,870	3,691	2,476	222	30,899	74,943
Special Mention	2,418	5,149	1,385	1,338	371	47	3,370	14,078
Substandard	1,448	1,950	500	485	501	416	288	5,588
Total	$40,799	$68,777	$50,764	$24,056	$9,596	$2,966	$120,929	$317,887

Current-period gross write offs	$360	$452	$19	$12	$—	$—	$—	$843

	Real Estate: Construction, 1 to 4 Family Residential
June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$5,213	$5,213
Good	—	—	—	—	—	—	10,264	10,264
Satisfactory	687	2,585	—	—	—	—	29,927	33,199
Monitor	4,084	1,047	—	—	—	—	17,144	22,275
Special Mention	24	998	—	—	—	—	5,211	6,233
Substandard	—	987	1,011	—	—	—	—	1,998
Total	$4,795	$5,617	$1,011	$—	$—	$—	$67,759	$79,182

Current-period gross write offs	$—	$359	$—	$—	$—	$—	$—	$359

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Construction, Land Development and Commercial
June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$250	$—	$—	$96	$2,072	$2,418
Good	849	2,036	651	—	947	188	6,500	11,171
Satisfactory	5,825	15,155	6,888	5,698	317	1,144	130,677	165,704
Monitor	2,585	2,193	837	1,872	179	—	68,252	75,918
Special Mention	8	1,953	127	476	—	—	1,668	4,232
Substandard	45	4,400	2,386	—	582	—	—	7,413
Total	$9,312	$25,737	$11,139	$8,046	$2,025	$1,428	$209,169	$266,856

Current-period gross write offs	$—	$59	$—	$—	$—	$11	$—	$70

	Real Estate: Mortgage, Farmland
June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$840	$1,868	$6,097	$1,795	$150	$—	$90	$10,840
Good	1,550	5,238	16,517	12,162	6,013	1,303	7,296	50,079
Satisfactory	8,290	28,980	46,394	33,020	15,697	9,543	15,366	157,290
Monitor	6,776	10,914	19,322	3,730	3,593	1,033	2,741	48,109
Special Mention	—	2,744	1,164	1,617	334	208	3,331	9,398
Substandard	2,274	1,421	67	—	225	262	—	4,249
Total	$19,730	$51,165	$89,561	$52,324	$26,012	$12,349	$28,824	$279,965

Current-period gross write offs	$—	$—	$2	$—	$—	$—	$—	$2

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, 1 to 4 Family First Liens
June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$439	$7,767	$10,971	$1,144	$331	$612	$1	$21,265
Good	640	2,206	10,475	3,877	7,231	11,278	5,851	41,558
Satisfactory	42,464	180,463	298,090	164,903	111,236	161,893	13,132	972,181
Monitor	4,180	15,983	39,498	17,471	17,229	13,406	10,438	118,205
Special Mention	525	2,097	8,717	4,798	2,073	4,910	143	23,263
Substandard	356	2,427	3,274	4,194	2,076	5,659	717	18,703
Total	$48,604	$210,943	$371,025	$196,387	$140,176	$197,758	$30,282	$1,195,175

Current-period gross write offs	$—	$114	$137	$89	$3	$18	$30	$391

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$2	$2
Good	—	86	253	183	412	511	2,727	4,172
Satisfactory	4,265	9,054	12,077	8,324	5,985	10,004	81,612	131,321
Monitor	67	472	624	340	478	424	3,498	5,903
Special Mention	—	56	262	250	170	227	713	1,678
Substandard	28	91	108	150	40	111	561	1,089
Total	$4,360	$9,759	$13,324	$9,247	$7,085	$11,277	$89,113	$144,165

Current-period gross write offs	$—	$125	$39	$53	$4	$9	$—	$230

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Multi-Family
June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$5,676	$2,926	$2,351	$96	$1	$11,050
Good	—	28,866	48,904	14,562	27,478	7,891	10,708	138,409
Satisfactory	5,556	24,319	69,779	56,818	15,971	13,282	27,271	212,996
Monitor	2,810	23,925	26,055	17,459	21,574	1,110	11,514	104,447
Special Mention	—	4,821	2,120	5,085	188	—	5,456	17,670
Substandard	—	155	7,725	54	—	—	—	7,934
Total	$8,366	$82,086	$160,259	$96,904	$67,562	$22,379	$54,950	$492,506

Current-period gross write offs	$—	$—	$—	$22	$—	$—	$—	$22

	Real Estate: Mortgage, Commercial
June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$1,234	$1,430	$—	$836	$14,418	$523	$3,928	$22,369
Good	2,957	6,851	17,548	18,662	14,504	4,763	12,635	77,920
Satisfactory	19,404	29,886	39,125	41,449	39,145	20,668	56,513	246,190
Monitor	20,170	8,280	21,909	13,661	9,566	8,714	19,823	102,123
Special Mention	—	2,287	6,402	2,708	1,880	1,301	981	15,559
Substandard	1,650	—	1,158	2,243	1,636	86	296	7,069
Total	$45,415	$48,734	$86,142	$79,559	$81,149	$36,055	$94,176	$471,230

Current-period gross write offs	$5	$3	$8	$—	$4	$—	$—	$20

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Loans to Individuals
June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	74	90	5	—	—	2	3	174
Satisfactory	19,650	9,766	4,735	2,149	704	145	238	37,387
Monitor	101	340	122	63	—	—	3	629
Special Mention	1	133	79	32	—	—	2	247
Substandard	56	131	10	2	—	—	6	205
Total	$19,882	$10,460	$4,951	$2,246	$704	$147	$252	$38,642

Current-period gross write offs	$515	$89	$27	$5	$—	$—	$—	$636

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Obligations of State and Political Subdivisions
June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$3,516	$—	$3,516
Good	—	—	—	—	1,692	16,379	3,142	21,213
Satisfactory	1,304	1,369	1,807	787	1,804	4,808	1,968	13,847
Monitor	—	—	751	—	511	865	—	2,127
Special Mention	—	—	—	—	289	148	—	437
Substandard	—	—	94	—	—	1,934	2,980	5,008
Total	$1,304	$1,369	$2,652	$787	$4,296	$27,650	$8,090	$46,148

Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Totals
June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$4,204	$13,765	$24,042	$6,968	$17,699	$4,976	$18,571	$90,225
Good	12,752	56,928	104,008	54,387	59,828	42,702	84,910	415,515
Satisfactory	129,647	345,199	511,830	328,842	196,826	223,826	449,742	2,185,912
Monitor	58,332	75,360	125,559	58,963	55,977	25,967	178,059	578,217
Special Mention	4,833	21,589	21,710	16,427	5,335	7,346	27,451	104,691
Substandard	6,249	11,972	16,660	7,184	5,060	8,468	9,258	64,851
Total	$216,017	$524,813	$803,809	$472,771	$340,725	$313,285	$767,991	$3,439,411

Current-period gross write offs	$880	$1,208	$236	$182	$11	$38	$35	$2,590

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Obligations of State and Political Subdivisions
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$—	$—	$—	$—	$—	$4,543	$—	$4,543
Good	—	—	—	1,752	—	7,064	—	8,816
Satisfactory	1,381	2,306	787	2,355	1,141	12,959	5,311	26,240
Monitor	—	331	—	—	290	606	—	1,227
Special Mention	—	—	—	289	159	—	—	448
Substandard	—	107	—	—	—	2,030	3,035	5,172
Total	$1,381	$2,744	$787	$4,396	$1,590	$27,202	$8,346	$46,446

Gross write-offs for period	$—	$—	$—	$—	$—	$—	—	$—

	Totals
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

Grade:
Excellent	$7,336	$14,643	$7,051	$20,911	$10	$5,993	$10,466	$66,410
Good	72,266	127,257	54,680	59,345	5,609	31,395	84,327	434,879
Satisfactory	416,592	548,815	364,166	217,453	65,997	193,915	478,752	2,285,690
Monitor	99,337	134,262	61,425	61,523	5,147	23,485	129,631	514,810
Special Mention	15,140	13,101	8,618	3,097	1,457	5,700	19,306	66,419
Substandard	12,141	22,446	7,307	6,269	2,707	7,361	11,984	70,215
Total	$622,812	$860,524	$503,247	$368,598	$80,927	$267,849	$734,466	$3,438,423

Gross write-offs for period	$3,655	$2,221	$1,095	$227	$158	$85	1,196	$8,637

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of June 30, 2024 and December 31, 2023 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
June 30, 2024
Agricultural	$7	$347	$553	$907	$106,748	$107,655	$—
Commercial and financial	1,145	1,179	1,128	3,452	314,435	317,887	84
Real estate:
Construction, 1 to 4 family residential	2,369	—	2,048	4,417	74,765	79,182	—
Construction, land development and commercial	1,169	—	5,934	7,103	259,753	266,856	—
Mortgage, farmland	158	—	67	225	279,740	279,965	—
Mortgage, 1 to 4 family first liens	1,377	2,202	2,186	5,765	1,189,410	1,195,175	320
Mortgage, 1 to 4 family junior liens	42	96	3	141	144,024	144,165	—
Mortgage, multi-family	—	2,259	4,982	7,241	485,265	492,506	—
Mortgage, commercial	677	309	2,114	3,100	468,130	471,230	—
Loans to individuals	470	90	—	560	38,082	38,642	—
Obligations of state and political subdivisions	—	—	—	—	46,148	46,148	—
	$7,414	$6,482	$19,015	$32,911	$3,406,500	$3,439,411	$404

December 31, 2023
Agricultural	$801	$—	$—	$801	$114,985	$115,786	$—
Commercial and financial	1,345	1,752	384	3,481	303,709	307,190	—
Real estate:
Construction, 1 to 4 family residential	433	—	5,411	5,844	74,411	80,255	—
Construction, land development and commercial	730	—	7,953	8,683	305,195	313,878	30
Mortgage, farmland	—	183	—	183	280,981	281,164	—
Mortgage, 1 to 4 family first liens	13,344	3,047	2,720	19,111	1,202,185	1,221,296	515
Mortgage, 1 to 4 family junior liens	519	20	5	544	143,980	144,524	—
Mortgage, multi-family	1,869	—	7,685	9,554	461,455	471,009	—
Mortgage, commercial	875	416	—	1,291	415,379	416,670	—
Loans to individuals	341	31	—	372	39,833	40,205	—
Obligations of state and political subdivisions	—	—	—	—	46,446	46,446	—
	$20,257	$5,449	$24,158	$49,864	$3,388,559	$3,438,423	$545
The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Certain nonaccrual loan information by loan type at June 30, 2024 and December 31, 2023, was as follows:

	June 30, 2024		December 31, 2023
	Total Non-accrual loans	Nonaccrual with no ACL	Total Non- accrual loans	Nonaccrual with no ACL
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$900	$865	$—	$—
Commercial and financial	1,044	1,044	524	524
Real estate:
Construction, 1 to 4 family residential	2,598	1,936	5,505	5,505
Construction, land development and commercial	6,374	6,374	8,049	8,049
Mortgage, farmland	67	67	—	—
Mortgage, 1 to 4 family first liens	6,216	5,410	5,805	4,819
Mortgage, 1 to 4 family junior liens	249	249	221	221
Mortgage, multi-family	7,451	7,451	7,685	7,685
Mortgage, commercial	3,391	3,391	3,099	3,099
Loans to individuals	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—
	$28,290	$26,787	$30,888	$29,902

Loans 90 days or more past due that are still accruing interest decreased $0.14 million from December 31, 2023 to June 30, 2024. As of June 30, 2024, there were 4 accruing loans past due 90 days or more with an average loan balance of $0.10 million. There were 7 accruing loans past due 90 days or more as of December 31, 2023 with an average loan balance of $0.08 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans. There was no interest income recognized on nonaccrual loans for the six months ended June 30, 2024 and year ended December 31, 2023.

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
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (numbers in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Three months ended June 30, 2024			Three months ended June 30, 2023
	Amortized Cost Basis		% of Total Class of Financing Receivable	Amortized Cost Basis		% of Total Class of Financing Receivable
Loan Type
Commercial and financial	260	Term extension	0.08%	261	Term extension	0.09%
Total	$260			$261

	Six months ended June 30, 2024			Six months ended June 30, 2023
	Amortized Cost Basis		% of Total Class of Financing Receivable	Amortized Cost Basis		% of Total Class of Financing Receivable
Loan Type
Mortgage, farmland	$2,274	6 month payment deferral	0.81%	$1,229	Term extension	0.46%
Agricultural	—	None	—%	474	Term extension	0.46%
Mortgage, commercial	432	Term extension	0.09%	—	None	—%
Commercial and financial	675	Term extension	0.21%	261	Term extension	0.09%
Total	$3,381			$1,964

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
Loan Type	Financial Effect	Loan Type	Financial Effect
Commercial and financial	Added a weighted-average 3.07 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Commercial and financial	Added a weighted-average 2.98 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
Loan Type	Financial Effect	Loan Type	Financial Effect
Mortgage, farmland	Provided a payment deferral, which temporarily reduced monthly payment amounts for the borrowers.	Mortgage, farmland	Added a weighted-average 5.30 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Agricultural	None	Agricultural	Added a weighted-average 1.19 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Mortgage, commercial	Provided interest only payments, which temporarily reduced monthly payment amounts for the borrowers.	Mortgage, commercial	None
Commercial and financial	Added a weighted-average 1.63 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Commercial and financial	Added a weighted-average 2.98 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

There were no financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty as of June 30, 2024 and for the six months ending June 30, 2023.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (numbers in thousands):

June 30, 2024 Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Mortgage, farmland	$2,274	$—	$—
Agricultural	2,488	—	—
Mortgage, commercial	744	—	—
Commercial and financial	259	416	—
	$5,765	$416	$—

June 30, 2023 Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Mortgage, farmland	$1,229	$—	$—
Agricultural	474	—	—
Commercial and financial	261	—	—
	$1,964	$—	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
June 30, 2024
Agricultural	$3,345	$—	$75	$—	$3,420	$556
Commercial and financial	2,257	—	—	—	2,257	180
Real estate:
Construction, 1 to 4 family residential	2,598	—	—	—	2,598	71
Construction, land development and commercial	6,373	—	—	—	6,373	—
Mortgage, farmland	4,382	—	166	—	4,548	—
Mortgage, 1 to 4 family first liens	6,786	—	—	—	6,786	75
Mortgage, 1 to 4 family junior liens	249	—	—	—	249	—
Mortgage, multi-family	7,451	—	—	—	7,451	—
Mortgage, commercial	6,053	—	—	—	6,053	240
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	$39,494	$—	$241	$—	$39,735	$1,122

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
December 31, 2023
Agricultural	$2,557	$—	$—	$—	$2,557	$—
Commercial and financial	2,233	—	10	—	2,243	560
Real estate:
Construction, 1 to 4 family residential	5,504	—	—	—	5,504	—
Construction, land development and commercial	8,080	—	—	—	8,080	—
Mortgage, farmland	2,077	—	169	—	2,246	—
Mortgage, 1 to 4 family first liens	6,593	—	—	—	6,593	104
Mortgage, 1 to 4 family junior liens	239	—	—	—	239	—
Mortgage, multi-family	7,685	—	—	—	7,685	—
Mortgage, commercial	5,139	—	—	—	5,139	—
Loans to individuals	60	—	—	—	60	60
Obligations of state and political subdivisions	—	—	—	—	—	—
	$40,167	$—	$179	$—	$40,346	$724

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The changes in the ACL in 2024 compared to December 31, 2023 is the result of the following factors: decrease in forecasted Iowa unemployment and the all-transactions house price index for Iowa used in the ACL calculation which resulted in a decrease of $1.59 million; increase in loan volume which resulted in an increase of $0.20 million; changes in prepayment and curtailment rates resulting in an increase of $2.50 million; increase in the individually analyzed loans reserve of $0.40 million; decreases in qualitative factors determined necessary by management which resulted in a decrease of $2.74 million and an increase in other changes of $1.55 million, primarily increased charge-offs leading to higher loss rates.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans decreased $0.61 million from December 31, 2023 to June 30, 2024.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more, and loans made to borrowers with financial difficulties. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 1.16% of loans held for investment as of June 30, 2024 and 1.17% as of December 31, 2023.  The decrease in collateral-dependent loans is due to an increase in loans facing financial difficulties of $2.90 million, a decrease in loans with a specific reserve of $0.66 million, a decrease in nonaccrual loans of $2.60 million, and a decrease in 90 days or more accruing loans of $0.14 million from December 31, 2023 to June 30, 2024. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
For the six months ended June 30, 2024 and 2023, total operating lease expense was $0.28 million and $0.26 million respectively, and is included in occupancy expenses in the consolidated statements of income. Included in this for the six months ended June 30, 2024 and 2023 were $0.24 million and $0.22 million, respectively, of operating lease costs, $0.01 million and $0.02 million, respectively, of short term lease costs, and $0.03 million and $0.02 million, respectively, of variable lease costs.
For the six months ended June 30, 2024 and 2023, cash paid for amounts included in the measurement of operating lease liabilities was $0.24 million and $0.22 million, respectively.
As of June 30, 2024 and December 31, 2023, operating lease right-of-use assets included in other assets was $2.00 million and $2.13 million respectively. Operating lease liabilities included in other liabilities were $2.10 million and $2.22 million as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, the weighted average remaining lease term for operating leases was 8.16 years and 8.56 years, respectively, and the weighted average discount rate for operating leases was 3.68% and 3.69%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of June 30, 2024, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2024 (excluding the six months ended June 30, 2024)	$166
2025	332
2026	335
2027	333
2028	295
Thereafter	984
Total lease payments	2,445
Less imputed interest	(347)
Total operating lease liabilities	$2,098

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements
The carrying value and estimated fair values of the Company's financial instruments as of June 30, 2024 are as follows:

	June 30, 2024
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$34,246	$34,246	$34,246	$—	$—
Investment securities	806,438	806,438	373,489	432,949	—
Loans held for sale	11,885	11,885	—	11,885	—
Loans, net of allowance for credit losses
Agricultural	104,822	104,359	—	—	104,359
Commercial and financial	309,479	305,491	—	—	305,491
Real estate:
Construction, 1 to 4 family residential	77,836	78,318	—	—	78,318
Construction, land development and commercial	262,858	258,216	—	—	258,216
Mortgage, farmland	276,865	260,692	—	—	260,692
Mortgage, 1 to 4 family first liens	1,181,223	1,098,744	—	—	1,098,744
Mortgage, 1 to 4 family junior liens	140,178	135,613	—	—	135,613
Mortgage, multi-family	488,895	457,473	—	—	457,473
Mortgage, commercial	465,652	437,512	—	—	437,512
Loans to individuals	36,287	35,457	—	—	35,457
Obligations of state and political subdivisions	45,918	43,833	—	—	43,833
Accrued interest receivable	20,928	20,928	—	20,928	—
Total financial instrument assets	$4,263,510	$4,089,205	$407,735	$465,762	$3,215,708
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$575,976	$575,976	$—	$575,976	$—
Interest-bearing deposits	2,657,518	2,657,715	—	2,657,518	—
Other short-term borrowings	375,838	375,576	—	371,000	—
Federal Home Loan Bank borrowings	177,900	177,963	—	177,900	—
Interest rate swaps	(105)	(105)	—	(105)	—
Accrued interest payable	9,642	9,642	—	9,642	—
Total financial instrument liabilities	$3,796,769	$3,796,767	$—	$3,791,931	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$606,068	$—	$—	$—	$—
Letters of credit	9,963	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$616,031	$—	$—	$—	$—
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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable. Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the six months ended June 30, 2024. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.
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

	June 30, 2024
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$373,489	$—	$—	$373,489
State and political subdivisions	—	299,674	—	299,674
Mortgage-backed securities and collateralized mortgage obligations	—	82,367	—	82,367
Other securities (FHLB, FHLMC and FNMA)	—	33,449	—	33,449
Derivative Financial Instruments
Interest rate swaps	$—	(105)	$—	(105)
Total	$373,489	$415,385	$—	$788,874

	December 31, 2023
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$422,490	$—	$—	$422,490
State and political subdivisions	—	262,953	—	262,953
Mortgage-backed securities and collateralized mortgage obligations	—	60,929	—	60,929
Other securities (FHLB, FHLMC and FNMA)	—	33,049	—	33,049
Derivative Financial Instruments
Interest rate swaps	—	233	—	233
Total	$422,490	$357,164	$—	$779,654
 Considered Level 1 under ASC 820.
(1)Considered Level 2 under ASC 820.
(2)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2024 and the year ended December 31, 2023.

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

	June 30, 2024
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,667	$1,667
Commercial and financial	—	—	360	360
Real Estate:
Construction, 1 to 4 family residential	—	—	1,516	1,516
Construction, land development and commercial	—	—		—
Mortgage, farmland	—	—		—
Mortgage, 1 to 4 family first liens	—	—	1,376	1,376
Mortgage, 1 to 4 family junior liens	—	—		—
Mortgage, multi-family	—	—	54	54
Mortgage, commercial	—	—	425	425
Loans to individuals	—	—	—	—
Foreclosed assets (5)	—	—	—	—
Total	$—	$—	$5,398	$5,398

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis (continued)

	December 31, 2023
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$—	$—
Commercial and financial	—	—	1,044	1,044
Real Estate:
Construction, 1 to 4 family residential	—	—	5,235	5,235
Construction, land development and commercial	—	—	2,755	2,755
Mortgage, farmland	—	—	—	—
Mortgage, 1 to 4 family first liens	—	—	1,518	1,518
Mortgage, 1 to 4 family junior liens	—	—	—	—
Mortgage, multi-family	—	—	—	—
Mortgage, commercial	—	—	1,911	1,911
Loans to individuals	—	—	—	—
Foreclosed assets (5)	—	—	—	—
Total	$—	$—	$12,463	$12,463
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

Index

Note 8.Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  On August 9, 2022, the Company’s Board of Directors authorized the expansion of the 2005 Stock Repurchase Program to allow an additional 750,000 shares for repurchase and the continuation through December 31, 2027. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,704,442 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2024.  Of these 1,704,442 shares, 28,959 shares were purchased during the quarter ended June 30, 2024, at an average price per share of $68.20.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk:  The Company’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Company's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $109.45 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Company’s commitments at June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$85,008	$84,939
Credit cards	75,569	73,677
Commercial, real estate and home construction	180,064	245,208
Commercial lines and real estate purchase loans	265,427	282,037
Outstanding letters of credit	9,963	7,654

Note 10.Income Taxes

Federal income tax expense for the six months ended June 30, 2024 and 2023 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2023, 2022, and 2021 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2023, 2022, and 2021 remain open for examination.  There were no material unrecognized tax benefits at June 30, 2024  and December 31, 2023 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of June 30, 2024, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending June 30, 2025. Income taxes as a percentage of income before taxes were 20.98% for the six months ended June 30, 2024 and 21.44% for the same period in 2023.

Note 11.Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate and market or liquidity risks. Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value. The Bank’s

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties. The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions. The Bank has not experienced any losses from nonperformance by counterparties. The Bank monitors counterparty risk in accordance with the provisions of ASC 815. In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. The Bank entered into one interest rate swap agreement in November 2023 and was required to pledge a US Treasury in the amount of approximately $250 thousand of collateral as of June 30, 2024.

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

The table below identifies the balance sheet category and fair value of the Bank’s derivative instrument designated as a cash flow hedge as of June 30, 2024 and December 31, 2023:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
June 30, 2024
Interest rate swap	$23,000	$105	Other Assets	5/15/2025

December 31, 2023
Interest rate swap	$2,100	$(233)	Other Liabilities	5/15/2025

The table below identifies the gains and losses recognized on the Bank’s derivative instrument designated as cash flow hedges for the six months ended June 30, 2024 and year ended December 31, 2023:

	Recognized in Other Comprehensive Income (Loss)	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)

June 30, 2024
Interest rate swap	$257	Interest Expense	$—	Other Income	$—

December 31, 2023
Interest rate swap	$(177)	Interest Expense	$—	Other Income	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12.     Borrowings

The following table sets forth selected information for borrowings as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(Amounts In Thousands)
Federal funds purchased, interest rate 5.57%	$152,000	$—
Federal Reserve Bank borrowings	4,838	—
Bank Term Funding Program, interest rates 4.76%	219,000	219,000
	$375,838	$219,000

Federal Home Loan Bank borrowings
Due 2024, 5.49% to 5.51%	$123,000	$296,648
Due 2025, 4.97% to 5.31%	44,900	—
Due 2027, 4.58%	10,000	—
	$177,900	$296,648

The Company has federal funds lines available totaling $175.00 million from multiple correspondent banking relationships as of June 30, 2024 that is secured by available for sale securities.

The Company also has availability to borrow from the Federal Reserve Bank Discount Window of $100 million as of June 30, 2024 that is secured by available for sale securities.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $17.46 million and $15.75 million at June 30, 2024 and December 31, 2023, respectively.  Collateral is provided by the Company’s 1 to 4 family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The Company has the ability to borrow against 1-4 family first mortgages, agricultural real estate, commercial real estate and multi-family loans totaling $1,048.09 million and $1,078.91 million as of June 30, 2024 and December 31, 2023, respectively.

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

Economic Environment

Over the first half of 2024, incoming U.S. economic data continue to show consistent growth in the labor market, household consumption, and business investment, even as post-pandemic inflation remains stubbornly elevated. Although headline GDP growth has slowed more than expected year to date, underlying demand from households and businesses remained remarkably strong, with the national unemployment rate continuing to remain low. Inflation, however, has been slower to come down than expected after the rapid decline observed in 2023, and the cumulative effect of elevated prices compared with the pre-pandemic era may be weighing on consumer sentiment. While many economists continue to expect U.S. economic conditions consistent with a soft-landing as the economy decelerates over the remainder of 2024, persistent inflation may yet force additional Fed rate hikes, further raising the odds of a mild recession.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At June 30, 2024, the Bank has eighteen full-service locations.

Net income for the six month period ended June 30, 2024 was $24.41 million compared to $24.03 million for the same six months of 2023, an increase of $0.39 million or 1.60%.  The principal factors in the increase in net income for the first six months of 2024 were a decrease in net interest income of $2.35 million offset by a decrease in credit loss expense of $2.74 million and an increase in noninterest income of $1.34 million.

The Company achieved a return on average assets of 0.90% and a return on average equity of 8.42% for the twelve months ended June 30, 2024, compared to the twelve months ended June 30, 2023, which were 1.24% and 11.64%, respectively. The return on average assets and return on average equity for the six months ended June 30, 2024 were 1.13% and 10.53%, respectively, compared to the six months ended June 30, 2023, which were 1.20% and 11.19%, respectively.  Dividends of $1.10 per share were paid in January 2024 to 2,701 shareholders.  The dividend paid in January 2023 was $1.05 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 2.70% for the six months ended June 30, 2024 compared to 2.98% for the same six months of 2023.  Average earning assets were $4.248 billion year to date in 2024 and $3.994 billion in 2023.

Highlights noted on the balance sheet as of June 30, 2024 for the Company included the following:

•Total assets were $4.342 billion, an increase of $0.43 million since December 31, 2023.
•Cash and cash equivalents were $34.25 million, a decrease of $25.24 million since December 31, 2023 reflecting customers continued use of deposit funds.
•Net loans were $3.402 billion, an increase of $10.50 million since December 31, 2023. Loans held for sale increased $9.86 million since December 31, 2023.
•Deposits decreased $49.29 million since December 31, 2023.
•Borrowings have increased $38.09 million since December 31, 2023.

Refer to Note 7 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION
Financial Condition

Loan demand has slowed in the first half of 2024. The lingering inflationary pressures have created significant uncertainty regarding projecting loan demand throughout the remainder of 2024.

The following table sets forth the composition of the loan portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$107,655	3.13%	$115,786	3.37%
Commercial and financial	317,887	9.24	307,190	8.93
Real estate:
Construction, 1 to 4 family residential	79,182	2.31	80,255	2.33
Construction, land development and commercial	266,856	7.76	313,878	9.13
Mortgage, farmland	279,965	8.14	281,164	8.18
Mortgage, 1 to 4 family first liens	1,195,175	34.75	1,221,296	35.52
Mortgage, 1 to 4 family junior liens	144,165	4.19	144,524	4.20
Mortgage, multi-family	492,506	14.32	471,009	13.70
Mortgage, commercial	471,230	13.70	416,670	12.12
Loans to individuals	38,642	1.12	40,205	1.17
Obligations of state and political subdivisions	46,148	1.34	46,446	1.35
	$3,439,411	100.00%	$3,438,423	100.00%
Net unamortized fees and costs	332		359
	$3,439,743		$3,438,782
Less allowance for credit losses	49,730		49,410
	$3,390,013		$3,389,372

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

The following table presents the allowance for credit losses as of June 30, 2024 and December 31, 2023 by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans:

	June 30, 2024			December 31, 2023
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,833	5.70%	3.13%	$2,516	5.09%	3.37%
Commercial and financial	8,408	16.91	9.24	8,750	17.71	8.93
Real estate:
Construction, 1 to 4 family residential	1,346	2.71	2.31	1,113	2.25	2.33
Construction, land development and commercial	3,998	8.04	7.76	5,369	10.87	9.13
Mortgage, farmland	3,100	6.23	8.14	3,429	6.94	8.18
Mortgage, 1 to 4 family first liens	14,284	28.72	34.75	14,664	29.68	35.52
Mortgage, 1 to 4 family junior liens	3,987	8.02	4.19	3,888	7.87	4.20
Mortgage, multi-family	3,611	7.26	14.32	4,255	8.61	13.70
Mortgage, commercial	5,578	11.22	13.70	3,901	7.90	12.12
Loans to individuals	2,355	4.74	1.12	1,247	2.52	1.17
Obligations of state and political subdivisions	230	0.45	1.34	278	0.56	1.35
	$49,730	100.00%	100.00%	$49,410	100.00%	100.00%

The allowance for credit losses (ACL) totaled $49.73 million at June 30, 2024 compared to the allowance of $49.41 million at December 31, 2023. The percentage of the allowance to outstanding loans was 1.45% and 1.44% at June 30, 2024 and December 31, 2023, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding. The changes in the ACL in 2024 compared to December 31, 2023 is the result of the following factors: decrease in forecasted Iowa unemployment and the all-transactions house price index for Iowa used in the ACL calculation which resulted in a decrease of $1.59 million; increase in loan volume which resulted in an increase of $0.20 million; changes in prepayment and curtailment rates resulting in an increase of $2.50 million; increase in the individually analyzed loans reserve of $0.40 million; decreases in qualitative factors determined necessary by management which resulted in a decrease of $2.74 million and an increase in other changes of $1.55 million, primarily increased charge-offs leading to higher loss rates.

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

Management has determined that the allowance for credit losses was adequate at June 30, 2024, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry data. This review encompasses levels of total collateral-dependent loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Investment securities available for sale held by the Company increased by $9.56 million from December 31, 2023 to June 30, 2024.  The fair value of securities available for sale was $40.11 million less than the amortized cost of such securities as of June 30, 2024. At December 31, 2023, the fair value of the securities available for sale was $35.42 million less than the amortized cost of such securities.

Deposits decreased $49.29 million in the first six months of 2024. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $24.47 million as of June 30, 2024 with an average rate of 5.35%.  Brokered deposits were $24.22 million as of December 31, 2023 with an average interest rate of 5.35%. As of June 30, 2024 and December 31, 2023, brokered deposits were 0.76% and 0.74% of total deposits, respectively.

There were $177.90 million and $296.65 million of Federal Home Loan Bank (FHLB) borrowings as of June 30, 2024 and December 31, 2023, respectively. There were $152 million of Federal Funds purchased as of June 30, 2024 and none as of December 31, 2023. There were $4.84 million of Federal Reserve Bank borrowings as of June 30, 2024 and none as of December 31, 2023. Total funds purchased from the Bank Term Funding program was $219.00 million as of June 30, 2024, and December 31, 2023. It is expected that the FHLB and Federal Funds funding sources will be considered in the future if loan growth exceeds core deposit increases and the interest rates on funds borrowed from the FHLB and Federal Funds are favorable compared to other funding alternatives.

Dividends and Equity

In January 2024, Hills Bancorporation paid a dividend of $10.05 million or $1.10 per share.  The dividend paid in January 2023 was $1.05 per share. After payment of the dividend and the adjustment for accumulated other comprehensive income (loss), stockholders’ equity as of June 30, 2024 totaled $476.37 million.

The Company elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Company is required to maintain a CBLR of greater than 9%, as measured by dividing the Bank's Tier 1 capital by its average total consolidated assets. As of June 30, 2024 and December 31, 2023, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of June 30, 2024 and December 31, 2023 are presented below (amounts in thousands):

Index

HILLS BANCORPORATION

	Actual
	Amount of Tier 1 Capital	Ratio
As of June 30, 2024:
Company:
Community Bank Leverage ratio	$549,759	12.73%

Bank:
Community Bank Leverage ratio	550,503	12.75

	Actual
	Amount of Tier 1 Capital	Ratio
As of December 31, 2023:
Company:
Community Bank Leverage ratio	$539,815	12.77%

Bank:
Community Bank Leverage ratio	541,566	12.82

Index

HILLS BANCORPORATION
Discussion of operations for the six months ended June 30, 2024 and 2023

Net Income Overview
Total net income was $24.41 million in 2024 and $24.03 million in the comparable period in 2023, an increase of $0.39 million or 1.60%.  The change in net income in 2024 from the first six months of 2023 was primarily the result of the following:

•Net interest income decreased by $2.35 million, before credit loss expense.
•For the six months ended June 30, 2024, credit loss expense was $0.31 million. This represents a decrease in expense of $2.74 million from the credit loss expense of $3.05 million for the six months ended June 30, 2023.
•Noninterest income increased by $1.34 million.
•Noninterest expenses increased by $1.42 million.
•Income tax expense decreased by $0.08 million.
For the six month period ended June 30, 2024 and June 30, 2023 basic earnings per share was $2.68 and $2.61, respectively. Diluted earnings per share was $2.68 for the six months ended June 30, 2024 compared to $2.61 for the same period in 2023.

The Company’s net income for the period was driven primarily by three factors.  The first factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Company's earnings assets.  Net interest income of $55.67 million for the first six months of 2024 was derived from the Company’s $4.333 billion of average earning assets during that period and its tax-equivalent net interest margin of 2.70%.  Average earning assets in the six months ended June 30, 2023 were $3.994 billion and the tax-equivalent net interest margin was 2.98%. Net interest income for the Company decreased primarily as a result of increased interest expense from increased interest rates on investment checking and money market accounts as well as certificates of deposits and borrowings. Interest expense also increased due to the increased volume of certificates of deposits and borrowings the Company has utilized. This is partially offset by increased interest income from increased interest rates and volume on real estate and commercial loans. Interest income also increased on higher interest rates and volume for investments. The Company expects net interest compression to impact earnings for the foreseeable future due to competition for loans and deposits. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets, increasing yield on loans and the ongoing interest rate stance of the Federal Reserve Board.

The second factor is credit loss expense. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $3.402 billion at June 30, 2024. Credit loss expense was $0.31 million in 2024 compared to $3.05 million in 2023. The decrease in expense when compared to the same period in 2023 is primarily attributable to the decreases in qualitative factors determined necessary by management and slight improvements to forecasted Iowa unemployment and the all-transactions house price index for Iowa which is partially offset by increased charge-offs leading to higher loss rates and an increase due to changes in prepayment and curtailment rates. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions and asset quality.

The third factor affecting the Company’s net income is noninterest income, primarily the increase in trust fees and net gain on sale of loans. Trust fees were $7.39 million and $6.68 million for the six months ended June 30, 2024 and 2023, respectively, an increase of 10.62%. This is primarily driven by the increase in assets under management of $0.354 billion from $2.451 billion as of June 30, 2023 to $2.805 billion as of June 30, 2024. Net gain on sale of loans were $1.04 million and $0.59 million for the six months ended June 30, 2024 and 2023, respectively, an increase of 77.21%. This is primarily driven by increased activity compared to the same period in 2023.

Index

HILLS BANCORPORATION

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning assets over the interest expense of the interest-bearing liabilities. Net interest income on a tax equivalent basis decreased $1.98 million for the six months ended June 30, 2024 compared to the comparable period in 2023.  The decrease was primarily as a result of increased interest expense from increased interest rates on investment checking and money market accounts as well as certificates of deposits and borrowings. Interest expense also increased due to the increased volume of certificates of deposits and borrowings the Company has utilized. This is partially offset by increased interest income from increased interest rates and volume on real estate and commercial loans and investments. The Company has continued to experience the migration of funds into time deposits with higher yields as well as increased borrowings leading to the increased interest expense. The net interest margin for the first six months of 2024 was 2.70% compared to 2.98% in 2023 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2024 compared to the comparable period in 2023 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$235,901	0.57%	$6,033	$9,428	15,461
Taxable securities	(30,547)	0.46	(119)	1,308	1,189
Nontaxable securities	36,699	0.68	480	738	1,218
Interest-bearing bank balances	12,728	0.93	320	135	455
	$254,781		$6,714	$11,609	$18,323

Interest expense:
Interest-bearing demand deposits	$(97,073)	0.50%	$431	$(2,283)	$(1,852)
Savings deposits	(139,673)	0.36	190	(1,330)	(1,140)
Time deposits	237,265	1.48	(3,095)	(6,663)	(9,758)
Other short-term borrowings	98,132	(0.12)	(2,139)	(80)	(2,219)
FHLB Borrowings	184,744	2.61	(2,674)	(2,657)	(5,331)
	$283,395		$(7,287)	$(13,013)	$(20,300)
Change in net interest income			$(573)	$(1,404)	$(1,977)

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2024	2023
Yield on average interest-earning assets	4.72%	4.12%
Rate on average interest-bearing liabilities	2.66	1.54
Net interest spread	2.06%	2.58%
Effect of noninterest-bearing funds	0.64	0.40
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	2.70%	2.98%

Index

HILLS BANCORPORATION
In pricing loans and deposits, the Company considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met four times during the first six months of 2024.  The federal funds target rate increased to 5.50% as of June 30, 2024 from 5.25% as of the same period in 2023.  Interest rates on loans are generally affected by the federal funds target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of June 28, 2024, the rate indexes for the one, three and five year indexes were 5.09%, 4.52% and 4.33%, respectively.  The one year index decreased 5.74% from 5.40% at June 30, 2023, the three year index increased 0.67% and the five year index increased 4.84%.  The three year index was 4.49% and the five year index was 4.13% at June 30, 2023.

Credit Loss Expense

Credit loss expense was $0.31 million for the six months ended June 30, 2024 compared to $3.05 million in 2023, a decrease of expense of $2.74 million.  Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Company's loan portfolio.

A significant component of the Company's approach to estimating expected credit losses are economic forecasts such as Iowa unemployment, all-transactions house price index for Iowa and Iowa real gross domestic product. The decrease in expense when compared to the same period in 2023 is primarily attributable to the decreases in qualitative factors determined necessary by management and slight improvements to forecasted Iowa unemployment and the all-transactions house price index for Iowa which is partially offset by increased charge-offs leading to higher loss rates and an increase due to changes in prepayment and curtailment rates.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented.  For the six months ended June 30, 2024 and 2023, recoveries were $1.75 million and $0.62 million, respectively; and charge-offs were $2.59 million in 2024 and $1.44 million in 2023.  The allowance for credit losses totaled $49.73 million at June 30, 2024 compared to $49.41 million as of December 31, 2023. The allowance represented 1.45% and 1.44% of loans held for investment at June 30, 2024 and December 31, 2023.

Noninterest Income

The following table sets forth the various categories of noninterest income for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$1,042	$588	$454	77.21%
Trust fees	7,386	6,677	709	10.62
Service charges and fees	6,348	6,381	(33)	(0.52)
Other noninterest income	292	79	213	269.62
	$15,068	$13,725	$1,343	9.79

Trust fees were $7.39 million and $6.68 million for the six months ended June 30, 2024 and 2023, respectively, an increase of 10.62%. This is primarily driven by the increase in assets under management of $0.354 billion from $2.451 billion as of June 30, 2023 to $2.805 billion as of June 30, 2024.

Net gain on sale of loans were $1.04 million and $0.59 million for the six months ended June 30, 2024 and 2023, respectively, an increase of 77.21%. This is primarily driven by increased activity compared to the same period in 2023.

Other noninterest income increased 269.62% due to a decrease in expense of $0.17 million for tax credit real estate investments for the six months ended June 30, 2024 compared to the same period in 2023.

Other noninterest income categories experienced marginal period-to-periods fluctuations for the six months ended June 30, 2024.

Index

HILLS BANCORPORATION

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$22,250	$22,331	$(81)	(0.36)%
Occupancy	2,079	2,241	(162)	(7.23)
Furniture and equipment	3,366	3,375	(9)	(0.27)
Office supplies and postage	956	912	44	4.82
Advertising and business development	1,441	1,494	(53)	(3.55)
Outside services	6,761	6,119	642	10.49
FDIC insurance assessment	967	879	88	10.01
Other noninterest expense	1,710	757	953	125.89
	$39,530	$38,108	$1,422	3.73

In the six months ended June 30, 2024, outside services expense increased $0.64 million due to an increase in other professional fees of $0.24 million from increased outsourcing services, data processing charges of $0.18 million from higher trust related expense, and debit card processing of $0.24 million from increased sales and transaction volume compared to the same period in 2023.

Other noninterest expense increased $0.95 million or 125.89%, primarily due to increased deferred compensation expense of $0.44 million from the increased stock price valuation and operating losses from fraudulent ATM and debit card activities of $0.37 million for the six months ended June 30, 2024.

Other noninterest expense categories experienced marginal period-to-periods fluctuations for the six months ended June 30, 2024.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2024 and 2023

Net Income Overview

Net income increased $0.75 million for the three months ended June 30, 2024 compared to the same period in 2023.  Total net income was $12.31 million in 2024 and $11.57 million in the comparable period in 2023, an increase of 6.46%.  For the three month periods ended June 30, 2024 and 2023 basic earnings per share was $1.35 and $1.26, respectively. Diluted earnings per share was $1.35 for the three months ended June 30, 2024 compared to $1.26 for the same period in 2023.

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. Net interest income on a tax equivalent basis decreased $0.60 million for the three months ended June 30, 2024 compared to the comparable period in 2023. The decrease was a result of higher interest expense attributable to higher rates on interest-bearing demand deposits, money market accounts, time deposits and borrowings partially offset by higher loan volume and interest rates. The Company has continued to experience the migration of funds into time deposits with higher yields as well as increased borrowings leading to the increased interest expense. The net interest margin for the three months ended June 30, 2024 was 2.72% compared to 2.92% in 2023 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2024 compared to the comparable period in 2023 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$192,049	0.53%	$2,312	$4,406	$6,718
Taxable securities	(37,127)	0.53	(112)	725	613
Nontaxable securities	52,653	0.70	341	425	766
Interest-bearing bank balances	5,884	1.06	77	64	141
	$213,459		$2,618	$5,620	$8,238

Interest expense:
Interest-bearing demand deposits	$(58,220)	0.53%	$146	$(1,216)	$(1,070)
Savings deposits	(138,815)	0.28	142	(517)	(375)
Time deposits	192,611	1.28	(1,386)	(2,924)	(4,310)
Other short-term borrowings	103,174	0.06	(1,027)	(32)	(1,059)
FHLB Borrowings	141,462	2.24	(1,018)	(1,003)	(2,021)
	$240,212		$(3,143)	$(5,692)	$(8,835)
Change in net interest income			$(525)	$(72)	$(597)

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION
A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2024	2023
Yield on average interest-earning assets	4.77%	4.21%
Rate on average interest-bearing liabilities	2.71	1.74
Net interest spread	2.06%	2.47%
Effect of noninterest-bearing funds	0.66	0.45
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	2.72%	2.92%

Credit Loss Expense

Credit loss expense was $0.68 million for the three months ended June 30, 2024 compared to a credit loss expense of $2.68 million in 2023, a decrease of expense of $2.00 million. The decrease in credit loss expense to prior year is primarily due to no significant credit losses in the portfolio in the first half of 2024 and Iowa economic factors used in the allowance calculation remaining favorable. Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio. A significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment, all-transactions house price index for Iowa and Iowa real gross domestic product.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented.  For the three months ended June 30, 2024 and 2023, recoveries were $0.54 million and $0.33 million, respectively; and charge-offs were $1.41 million in 2024 and $0.55 million in 2023.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$669	$443	$226	51.02%
Trust fees	3,889	3,407	482	14.15
Service charges and fees	3,315	3,348	(33)	(0.99)
Other noninterest income	188	146	42	28.77
	$8,061	$7,344	$717	9.76

Net gain on sale of loans were $0.67 million and $0.44 million for the six months ended June 30, 2024 and 2023, respectively, an increase of 51.02%. This is primarily driven by increased activity compared to the same period in 2023.

Trust fees were $3.89 million and $3.41 million for the three months ended June 30, 2024 and 2023, respectively, an increase of 14.15%. This is primarily driven by the increase in assets under management of $0.354 billion from $2.451 billion as of June 30, 2023 to $2.805 billion as of June 30, 2024.

Other noninterest income categories experienced marginal period-to-period fluctuations for the three months ended June 30, 2024.

Index

HILLS BANCORPORATION

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$11,063	$10,828	$235	2.17%
Occupancy	996	1,064	(68)	(6.39)
Furniture and equipment	1,686	1,683	3	0.18
Office supplies and postage	442	464	(22)	(4.74)
Advertising and business development	630	620	10	1.61
Outside services	3,311	3,209	102	3.18
FDIC insurance assessment	486	609	(123)	(20.20)
Other noninterest expense	1,109	221	888	401.81
	$19,723	$18,698	$1,025	5.48

Other noninterest expense was $1.11 million and $0.22 million for the three months ended June 30, 2024 and 2023, respectively, an increase of 401.81%. The increase was primarily due to increased deferred compensation expense of $0.48 million from the increased stock price valuation and operating losses from fraudulent ATM and debit card activities of $0.26 million for the three months ended June 30, 2024 compared to the same period in 2023.

Other noninterest expense categories experienced marginal period-to-periods fluctuations for the three months ended June 30, 2024.

Index

HILLS BANCORPORATION

Income Taxes

Federal and state income tax expenses were $6.48 million and $6.56 million for the six months ended June 30, 2024 and 2023, respectively. Income taxes as a percentage of income before taxes were 20.98% in 2024 and 21.44% in 2023.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 18.17% of the Company’s total assets at June 30, 2024 compared to 17.95% at December 31, 2023. As of June 30, 2024, investment securities with a carrying value of $354.59 million were pledged to collateralize public and trust deposits and other borrowings.  As of December 31, 2023, investment securities with a carrying value of $427.68 million were pledged.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  Deposit inflows and outflows can vary widely based on prevailing market interest rates, competition, economic conditions, our business customers' liquidity needs and by recent developments in the financial services industry. Uninsured deposits as of June 30, 2024 and December 31, 2023 were approximately $643.70 million and $693.83 million, respectively, which comprised 19.91% and 21.14% of total deposits.

As of June 30, 2024, the Company had $177.90 million of outstanding borrowings from the Federal Home Loan Bank (“FHLB”) of Des Moines compared to $296.65 million as of December 31, 2023.  The Company had $152 million of Fed Funds purchased as of June 30, 2024 compared to no Fed Funds purchased as of December 31, 2023. The Company had $219 million outstanding in Bank Term Funding Program borrowings as of June 30, 2024 and December 31, 2023. These borrowings are used as a means of providing both long and short-term funding for certain assets and for managing interest rate risk.

The Company had additional borrowing capacity available from the FHLB of approximately $718.19 million at June 30, 2024. As additional sources of liquidity, the Company has the ability to borrow up to $100.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $175.00 million. The borrowings under these credit lines would be secured by the Company’s investment securities.  In addition, the Company has the option of issuing short-, medium-, and long-term debt, should the Company decide to do so. The Bank Term Funding Program was established by the Federal Reserve in March 2023 to provide an additional source of liquidity against high-quality securities. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities, positive cash flows from operations, and both additional borrowing and brokered deposits capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2024.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the six months ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 to April 30	4,287	$68.00	4,287	570,230
May 1 to May 31	16,413	68.11	16,413	553,817
June 1 to June 30	8,259	68.50	8,259	545,558
Total	28,959	$68.20	28,959	545,558

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

HILLS BANCORPORATION

Date:	August 7, 2024	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	August 7, 2024	By: /s/ Anthony V. Roetlin
Anthony V. Roetlin, Treasurer, Chief Financial Officer and Chief Accounting Officer