Form 10-Q
period 2024-09-30
HILLS BANCORPORATION
filed 2024-11-08
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		October 31, 2024

Common Stock	No par value	8,979,821

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Cash and cash equivalents	$54,284	$59,482
Investment securities available for sale at fair value (amortized cost September 30, 2024 $912,885; December 31, 2023 $814,839)	889,534	779,421
Stock of Federal Home Loan Bank	14,271	15,746
Loans held for sale	7,763	2,023
Loans, net of allowance for credit losses September 30, 2024 $50,220; December 31, 2023 $49,410	3,371,345	3,389,372
Property and equipment, net	35,514	34,230
Tax credit real estate investments	9,260	7,910
Accrued interest receivable	22,533	19,786
Deferred income taxes, net	18,684	21,271
Goodwill	2,500	2,500
Other assets	11,795	9,926
Total Assets	$4,437,483	$4,341,667

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$556,016	$600,398
Interest-bearing deposits	2,821,092	2,682,382
Total deposits	$3,377,108	$3,282,780
Other short-term borrowings, including Bank Term Funding Program and federal funds purchased	322,670	219,000
Federal Home Loan Bank borrowings	155,400	296,648
Accrued interest payable	12,749	6,102
Allowance for credit losses on off-balance sheet credit exposures	4,360	5,110
Other liabilities	24,334	16,888
Total Liabilities	$3,896,621	$3,826,528

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$46,705	$44,853

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued September 30, 2024 10,348,262 shares; December 31, 2023 10,345,832 shares	$—	$—
Paid in capital	64,708	63,827
Retained earnings	567,860	541,329
Accumulated other comprehensive loss	(17,952)	(27,176)
Treasury stock at cost (September 30, 2024 1,365,398 shares; December 31, 2023 1,210,112 shares)	(73,754)	(62,841)
Total Stockholders' Equity	$540,862	$515,139
Less maximum cash obligation related to ESOP shares	46,705	44,853
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$494,157	$470,286
Total Liabilities & Stockholders' Equity	$4,437,483	$4,341,667

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Loans, including fees	$45,762	$40,333	$133,627	$112,740
Investment securities:
Taxable	3,544	2,598	10,009	7,874
Nontaxable	2,152	1,140	5,359	3,495
Federal funds sold	386	130	1,273	562
Total interest income	$51,844	$44,201	$150,268	$124,671
Interest expense:
Deposits	$15,798	$10,886	$45,277	$27,615
Other short-term borrowings	3,932	5,013	11,879	10,741
FHLB borrowings	2,686	—	8,017	—
Total interest expense	$22,416	$15,899	$65,173	$38,356
Net interest income	$29,428	$28,302	$85,095	$86,315
Credit loss expense	2,310	6,927	2,622	9,974
Net interest income after credit loss expense	$27,118	$21,375	$82,473	$76,341
Noninterest income:
Net gain on sale of loans	$732	$547	$1,774	$1,135
Trust fees	3,842	3,310	11,228	9,987
Service charges and fees	3,242	3,354	9,590	9,735
Other noninterest income	64	159	356	238
	$7,880	$7,370	$22,948	$21,095

Noninterest expenses:
Salaries and employee benefits	$11,045	$11,039	$33,295	$33,370
Occupancy	1,147	1,177	3,226	3,418
Furniture and equipment	1,680	1,815	5,046	5,190
Office supplies and postage	561	443	1,517	1,355
Advertising and business development	639	601	2,080	2,095
Outside services	3,517	3,468	10,278	9,587
FDIC insurance assessment	473	461	1,440	1,340
Other noninterest expense	569	662	2,279	1,419
	$19,631	$19,666	$59,161	$57,774
Income before income taxes	$15,367	$9,079	$46,260	$39,662
Income taxes	3,197	1,835	9,678	8,391
Net income	$12,170	$7,244	$36,582	$31,271

Earnings per share:
Basic	$1.35	$0.79	$4.03	$3.40
Diluted	$1.35	$0.79	$4.03	$3.40

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$12,170	$7,244	$36,582	$31,271

Other comprehensive (loss) income
Securities:
Net change in unrealized (loss) gain on securities available for sale	$16,755	$(10,443)	$12,067	$(7,236)
Income taxes	(3,982)	2,525	(2,868)	1,717
Other comprehensive (loss) income on securities available for sale	$12,773	$(7,918)	$9,199	$(5,519)
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	$(305)	$—	$34	$—
Income taxes	73	—	(9)	—
Other comprehensive (loss) income on cash flow hedges	$(232)	$—	$25	$—

Other comprehensive (loss) income, net of tax	$12,541	$(7,918)	$9,224	$(5,519)

Comprehensive income (loss)	$24,711	$(674)	$45,806	$25,752

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended September 30, 2024 and 2023
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, June 30, 2023	$63,586	$527,180	$(38,661)	$(59,744)	$(44,380)	$447,981
Issuance of 1,226 shares of common stock	39	—	—	28	—	67
Issuance of 1,666 shares of common stock under the employee stock purchase plan	99	—	—	—	—	99
Unearned restricted stock compensation	301	—	—	—	—	301
Forfeiture of 2,960 shares of common stock	(182)	—	—	—	—	(182)
Share-based compensation	7	—	—	—	—	7
Change related to ESOP shares	—	—	—	—	(437)	(437)
Net income	—	7,244	—	—	—	7,244
Purchase of 27,699 shares of common stock	—	—	—	(1,828)	—	(1,828)
Other comprehensive loss	—	—	(7,918)	—	—	(7,918)
Balance, September 30, 2023	$63,850	$534,424	$(46,579)	$(61,544)	$(44,817)	$445,334

Balance, June 30, 2024	$64,417	$555,690	$(30,493)	$(67,850)	$(45,398)	$476,366
Issuance of 3,000 shares of common stock	123	—	—	83	—	206
Issuance of 1,411 shares of common stock under the employee stock purchase plan	88	—	—	—	—	88
Unearned restricted stock compensation	89	—	—	—	—	89
Forfeiture of 200 shares of common stock	(14)	—	—	—	—	(14)
Share-based compensation	5	—	—	—	—	5
Change related to ESOP shares	—	—	—	—	(1,307)	(1,307)
Net income	—	12,170	—	—	—	12,170
Purchase of 86,671 shares of common stock	—	—	—	(5,987)	—	(5,987)
Other comprehensive income	—	—	12,541	—	—	12,541
Balance, September 30, 2024	$64,708	$567,860	$(17,952)	$(73,754)	$(46,705)	$494,157

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

Nine Months Ended September 30, 2024 and 2023
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2022	$63,220	$512,841	$(41,060)	$(55,730)	$(51,011)	$428,260
Issuance of 10,674 shares of common stock	437	—	—	288	—	725
Issuance of 4,986 shares of common stock under the employee stock purchase plan	305	—	—	—	—	305
Unearned restricted stock compensation	396	—	—	—	—	396
Forfeiture of 8,277 shares of common stock	(527)	—	—	—	—	(527)
Share-based compensation	19	—	—	—	—	19
Change related to ESOP shares	—	—	—	—	6,194	6,194
Net income	—	31,271	—	—	—	31,271
Cash dividends ($1.05 per share)	—	(9,688)	—	—	—	(9,688)
Purchase of 87,497 shares of common stock	—	—	—	(6,102)	—	(6,102)
Other comprehensive loss	—	—	(5,519)	—	—	(5,519)
Balance, September 30, 2023	$63,850	$534,424	$(46,579)	$(61,544)	$(44,817)	$445,334

Balance, December 31, 2023	$63,827	$541,329	$(27,176)	$(62,841)	$(44,853)	$470,286
Issuance of 7,496 shares of common stock	301	—	—	206	—	507
Issuance of 4,556 shares of common stock under the employee stock purchase plan	278	—	—	—	—	278
Unearned restricted stock compensation	431	—	—	—	—	431
Forfeiture of 2,126 shares of common stock	(147)	—	—	—	—	(147)
Share-based compensation	18	—	—	—	—	18
Change related to ESOP shares	—	—	—	—	(1,852)	(1,852)
Net income	—	36,582	—	—	—	36,582
Cash dividends ($1.10 per share)	—	(10,051)	—	—	—	(10,051)
Purchase of 162,782 shares of common stock	—	—	—	(11,119)	—	(11,119)
Other comprehensive income	—	—	9,224	—	—	9,224
Balance, September 30, 2024	$64,708	$567,860	$(17,952)	$(73,754)	$(46,705)	$494,157

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$36,582	$31,271
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,641	1,848
Credit loss expense	2,622	9,974
Forfeiture of common stock	(147)	(527)
Share-based compensation	18	19
Compensation expensed through issuance of common stock	507	725
Provision for deferred income taxes	(290)	(2,023)
Net (gain) on sale of other real estate owned and other repossessed assets	(121)	(120)
Increase in accrued interest receivable	(2,747)	(3,885)
Accretion of discount on investment securities, net	(568)	(354)
Increase in other assets	(2,182)	(645)
Amortization of operating lease right-of-use assets	193	224
Increase in accrued interest payable and other liabilities	14,558	6,589
Loans originated for sale	(170,203)	(121,326)
Proceeds on sales of loans	166,237	119,888
Net gain on sales of loans	(1,774)	(1,135)
Net cash and cash equivalents provided by operating activities	$44,326	$40,523

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$187,897	$81,817
Proceeds from sales of investment securities available for sale	—	509
Purchases of investment securities available for sale	(285,375)	(8,838)
Proceeds from sale of stock of Federal Home Loan Bank	19,437	—
Purchases of stock of Federal Home Loan Bank	(17,962)	(12,884)
Loans made to customers, net of collections	14,592	(259,855)
Proceeds on sale of other real estate owned and other repossessed assets	304	555
Purchases of property and equipment	(2,925)	(2,339)
Investment in tax credit real estate	(2,376)	—
Net changes from tax credit real estate investment	1,026	1,095
Net cash and cash equivalents used in investing activities	$(85,382)	$(199,940)

Cash Flows from Financing Activities
Net increase in deposits	$94,328	$5,931
Net increase (decrease) in other short-term borrowings	132,746	(82,061)
Principal payments on long-term FHLB borrowings	(255,224)	324,000
Proceeds from the issuance of long-term FHLB borrowings	84,900	—
Purchase of common stock	(11,119)	(6,102)
Proceeds from the issuance of common stock through the employee stock purchase plan	278	305
Dividends paid	(10,051)	(9,688)
Net cash and cash equivalents provided by financing activities	$35,858	$232,385

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Nine Months Ended September 30,
	2024	2023
(Decrease) increase in cash and cash equivalents	$(5,198)	$72,968
Cash and cash equivalents:
Beginning of period	59,482	36,641
End of period	$54,284	$109,609

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$43,714	$24,368
Interest paid on other obligations	14,527	10,741
Income taxes paid	7,224	9,957

Noncash activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$1,852	$(6,194)
Transfers to other real estate owned	63	751
Sale and financing of other real estate owned	208	310

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

Operating results for the nine month period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2023 filed with the Securities Exchange Commission on March 5, 2024.  The consolidated balance sheet as of December 31, 2023, has been derived from the audited consolidated financial statements for that period.

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

Certain Significant Estimates:

The allowance for credit losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at September 30, 2024 may change in the near-term and the effect could be material to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of September 30, 2024 and December 31, 2023, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of September 30, 2024 and December 31, 2023.

Tax credit real estate: Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of September 30, 2024. In addition, in July 2024, the Company made a tax equity investment in an entity to provide for the historic preservation of a mixed use property in Cedar Rapids, Iowa. The Company has a 99% or greater limited interest in each limited partnership or company. The investment in each was completed after the projects had been developed by the general partner or managing member. On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if an allowance for credit losses is necessary. The allowance for credit losses is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, the allowance for credit losses would be established with a charge to credit loss expense. There were no indications of impairment based on management's evaluation and therefore no allowance for credit losses was determined necessary as of September 30, 2024. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

The investments in tax credit real estate are recorded for all years presented using the equity method of accounting, with the exception of the investments in the affordable housing project and historic preservation project described below. The operations of the properties are not expected to contribute significantly to the Company’s income before income taxes. However, the properties do contribute in the form of income tax credits, which lowers the Company’s effective tax rate. Once established, the credits on each property last for ten years, five years for the historic preservation property, and are passed through from the limited partnerships or entity to the Company and reduces the consolidated federal tax liability of the Company.

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

In July 2024, the Company provided construction financing and contributed capital of $2.38 million to SLE Iowa Building, LC, as investor member, which owns and operates a historically preserved mixed use property in Cedar Rapids, Iowa. An additional $1.58 million of contributions to capital will be due upon certain conditions being met. The Company accounts for the investment in this tax credit real estate using the proportional amortization method as provided for under Accounting Standards Codification (ASC) 323-740. The investment qualifies for the proportional amortization method as it meets all of the criteria under ASC 323-740-25-1. Substantially all of the projected benefits are from tax credits and other tax benefits due to the minimum buyout clause included in the operating agreement.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Available-for-sale debt securities and the allowance for credit losses on available-for-sale debt securities: Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of September 30, 2024 or 2023. Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income ("OCI"). Premiums on debt securities are amortized to the earliest call date and discounts on debt securities are accreted over the period to maturity of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Accrued interest receivable on AFS debt securities totaled $5.52 million and $3.97 million at September 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

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

Loans held for investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses ("ACL"). Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $17.01 million and $15.82 million at September 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Agricultural - Agricultural operating loans include loans made to finance agricultural production and other loans to farmers and farming operations. Agricultural loans also include mortgage loans secured by farmland. Agricultural operating loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural operating loans is dependent upon the profitable operation or management of the agricultural entity. Agricultural operating loans generally have a term of one year and may have a fixed or variable rate. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the Iowa real gross domestic product (GDP) as of December 31, 2023 and the Iowa unemployment rate and the National real gross domestic product (GDP) as of September 30, 2024. The change is due to the annual reevaluation of key loss drivers for expected credit losses within the Company's loan portfolio. The change to the National GDP was due to forecast information being more readily available.

Mortgage loans secured by farmland are made to individuals and businesses within the Company's trade area. The primary source of repayment is the cash flow generated by the collateral underlying the loan. The secondary repayment source would be the liquidation of the collateral. Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less. Generally, interest rates are fixed for mortgage loans secured by farmland. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the Iowa real gross domestic product (GDP) as of December 31, 2023 and the Iowa unemployment rate and the National real gross domestic product as of September 30, 2024. The change is due to the annual reevaluation of key loss drivers for expected credit losses within the Company's loan portfolio. The change to the National GDP was due to forecast information being more readily available.

1 to 4 Family First and Junior Liens - The 1 to 4 family first and junior liens portfolio segment is comprised of the single family and home equity loan classes, which are underwritten after evaluating a borrower's capacity to repay, credit, and collateral. Several factors are considered when assessing a borrower's capacity, including the borrower's employment, income, current debt, assets, and level of equity in the property. Credit refers to how well a borrower manages their current and prior debts as documented by a credit report that provides credit scores and the borrower's current and past information about their credit history. Collateral refers to the type and use of property, occupancy, and market value. Property appraisals are obtained to assist in evaluating collateral. Loan-to-property value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices and demand and levels of unemployment. Key economic forecasts used in estimating expected credit

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
losses for this segment include the Iowa unemployment rate and the all-transactions house price index for Iowa as of December 31, 2023 and the Iowa unemployment rate as of September 30, 2024. The change is due to the annual reevaluation of key loss drivers for expected credit losses within the Company's loan portfolio. The change to only Iowa unemployment was due to the Iowa unemployment rate being the primary driver for expected credit losses.

Commercial - The commercial loan portfolio segment is comprised of the commercial real estate mortgage including obligations of states and political subdivisions, multifamily residential mortgage, construction/land development and commercial and financial loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower's and associated guarantors or other related party's financial position. These other factors include assessing liquidity, the level and composition of net worth, leverage, considering all other lender amounts and position, an analysis of cash expected to flow through the obligors including the outflow to other lenders, vacancies and prior experience with the borrower. This information is used to assess adequate financial capacity, profitability, and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity, and availability of long-term financing. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate, the all-transactions house price index for Iowa and the Iowa real GDP as of December 31, 2023 and the Iowa unemployment rate and the National real gross domestic product as of September 30, 2024. The change is due to the annual reevaluation of key loss drivers for expected credit losses within the Company's loan portfolio. The change to the National GDP was due to forecast information being more readily available and the Iowa unemployment rate being the primary driver for expected credit losses.

Consumer Lending - The Company offers consumer loans to individuals including personal loans and automobile loans. These consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than real estate-related loans. Consumer collections are dependent on the borrower's continuing financial stability and are more likely to be affected by adverse personal circumstances. Collateral for these loans generally includes automobiles, boats, recreational vehicles and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to recover and may fluctuate in value based on condition. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the Iowa real GDP as of December 31, 2023 and the Iowa unemployment rate and the National real gross domestic product as of September 30, 2024. The change is due to the annual reevaluation of key loss drivers for expected credit losses within the Company's loan portfolio. The change to the National GDP was due to forecast information being more readily available.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Specifically, they will be required to:
•Disclose the amounts of (a) employee compensation; and (b) depreciation included in each relevant expense caption.
•Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.
•Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
•Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. A public business entity should apply ASU No. 2024-03 prospectively to financial statements issued for reporting periods beginning after the effective date of ASU No. 2024-03. The disclosures required ASU No. 2024-03 do not need to be included in financial statements for reporting periods beginning before the effective date that are being presented for comparative purposes with financial statements issued for periods after the effective date. The Company is in the process of evaluating the impact of this ASU on the financial statements.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common shares outstanding at the beginning of the period	9,065,324	9,173,137	9,135,720	9,225,484
Weighted average number of net shares redeemed	(41,935)	(10,230)	(61,435)	(37,111)
Weighted average shares outstanding (basic)	9,023,389	9,162,907	9,074,285	9,188,373
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	527	614	506	689
Weighted average number of shares (diluted)	9,023,916	9,163,521	9,074,791	9,189,062
Net income (In thousands)	$12,170	$7,244	$36,582	$31,271
Earnings per share:
Basic	$1.35	$0.79	$4.03	$3.40
Diluted	$1.35	$0.79	$4.03	$3.40

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3.Accumulated Other Comprehensive (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive (loss) income (AOCI), included in stockholders’ equity, at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(amounts in thousands)
Net unrealized loss on available-for-sale securities	$(23,351)	$(35,418)
Net unrealized loss on derivatives used for cash flow hedges	(200)	(233)
Tax effect	5,599	8,475
Net-of-tax amount	$(17,952)	$(27,176)

Note 4.Securities

The carrying values of investment securities at September 30, 2024 and December 31, 2023 are summarized in the following table (dollars in thousands):

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$408,012	45.87%	$422,490	54.20%
Other securities (FHLB, FHLMC and FNMA)	34,086	3.83	33,049	4.24
State and political subdivisions	333,606	37.50	262,953	33.74
Mortgage-backed securities and collateralized mortgage obligations (MBS and CMO)	113,830	12.80	60,929	7.82
Total securities available for sale	$889,534	100.00%	$779,421	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of September 30, 2024 and December 31, 2023, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. There were no trading or held to maturity securities as of September 30, 2024 or December 31, 2023.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The carrying amount of available-for-sale securities, fair values and allowance for credit losses were as follows as of September 30, 2024 and December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
September 30, 2024
U.S. Treasury	$413,347	$1,904	$(7,239)	$—	$408,012
Other securities (FHLB, FHLMC and FNMA)	35,082	—	(996)	—	34,086
State and political subdivisions	346,656	2,411	(15,461)	—	333,606
MBS and CMO	117,800	755	(4,725)	—	113,830
Total	$912,885	$5,070	$(28,421)	$—	$889,534
December 31, 2023:
U.S. Treasury	$436,457	$703	$(14,670)	$—	$422,490
Other securities (FHLB, FHLMC and FNMA)	35,156	—	(2,107)	—	33,049
State and political subdivisions	276,694	1,970	(15,711)	—	262,953
MBS and CMO	66,532	241	(5,844)	—	60,929
Total	$814,839	$2,914	$(38,332)	$—	$779,421

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at September 30, 2024, were as follows (in thousands) below. Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due in one year or less	$182,813	$180,615
Due after one year through five years	351,711	346,001
Due after five years through ten years	130,618	118,745
Due over ten years	129,943	130,343
	$795,085	$775,704
MBS and CMO	117,800	113,830
	$912,885	$889,534

As of September 30, 2024, investment securities with a carrying value of $339.46 million were pledged to collateralize other borrowings. As of September 30, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	September 30, 2024	September 30, 2023
Sale proceeds	$—	$509
Gross realized gains	—	—
Gross realized losses	—	—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023 (in thousands):

	Less than 12 months				12 months or more				Total
September 30, 2024 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	17	$73,844	$(284)	0.38%	83	$236,158	$(6,955)	2.95%	100	$310,002	$(7,239)	2.34%
Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	14	34,086	(996)	2.92	14	34,086	(996)	2.92
State and political subdivisions	106	41,981	(360)	0.86	655	163,693	(15,101)	9.23	761	205,674	(15,461)	7.52
MBS and CMO	3	15,045	(101)	(0.67)	18	44,208	(4,624)	10.46	21	59,253	(4,725)	7.97
Total	126	$130,870	$(745)	0.57%	770	$478,145	$(27,676)	5.79%	896	$609,015	$(28,421)	4.67%

	Less than 12 months				12 months or more				Total
December 31, 2023 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	1	$2,390	$(2)	0.08%	122	$370,660	$(14,668)	3.96%	123	$373,050	$(14,670)	3.93%
Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	14	33,049	(2,107)	6.38	14	33,049	(2,107)	6.38
State and political subdivisions	115	34,510	(314)	0.91	632	161,614	(15,397)	9.53	747	196,124	(15,711)	8.01
MBS and CMO	—	—	—	—	18	46,483	(5,844)	12.57	18	46,483	(5,844)	12.57
Total	116	$36,900	$(316)	0.86%	786	$611,806	$(38,016)	6.21%	902	$648,706	$(38,332)	5.91%

The Company considered the following information in reaching the conclusion that the unrealized losses disclosed in the table above are not attributable to credit losses.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates. The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of September 30, 2024. The fair value is expected to recover as the securities approach maturity. The U.S. Treasury and other securities are issued and guaranteed by U.S. government-sponsored entities and agencies. The MBS and CMOs have implied U.S. government guarantees of the agency securities. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of September 30, 2024.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5.Loans

Classes of loans are as follows:

	September 30, 2024	December 31, 2023
	(Amounts In Thousands)
Agricultural	$111,931	$115,786
Commercial and financial	307,692	307,190
Real estate:
Construction, 1 to 4 family residential	74,753	80,255
Construction, land development and commercial	266,334	313,878
Mortgage, farmland	275,819	281,164
Mortgage, 1 to 4 family first liens	1,182,002	1,221,296
Mortgage, 1 to 4 family junior liens	142,635	144,524
Mortgage, multi-family	487,082	471,009
Mortgage, commercial	490,628	416,670
Loans to individuals	37,126	40,205
Obligations of state and political subdivisions	45,254	46,446
	$3,421,256	$3,438,423
Net unamortized fees and costs	309	359
	$3,421,565	$3,438,782
Less allowance for credit losses	50,220	49,410
	$3,371,345	$3,389,372

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses (ACL) for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL on loans:
Beginning balance	$2,833	$8,408	$5,344	$3,100	$18,271	$9,189	$2,585	$49,730
Charge-offs	(1)	(1,099)	(83)	(550)	(301)	(73)	(498)	(2,605)
Recoveries	41	237	16	12	269	198	112	885
Credit loss expense (benefit)	(551)	2,235	177	305	(345)	178	211	2,210

Ending balance	$2,322	$9,781	$5,454	$2,867	$17,894	$9,492	$2,410	$50,220

	Nine Months Ended September 30, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL on loans:
Beginning balance	$2,516	$8,750	$6,482	$3,429	$18,552	$8,156	$1,525	$49,410
Charge-offs	(18)	(1,942)	(512)	(552)	(922)	(115)	(1,134)	(5,195)
Recoveries	95	832	302	36	693	392	283	2,633
Credit loss expense (benefit)	(271)	2,141	(818)	(46)	(429)	1,059	1,736	3,372

Ending balance	$2,322	$9,781	$5,454	$2,867	$17,894	$9,492	$2,410	$50,220

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

The allowance for credit losses as of December 31, 2023:

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses (ACL) for off-balance sheet credit exposures for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Beginning balance	$606	$1,168	$1,964	$29	$432	$7	$54	$4,260
Credit loss expense (benefit)	(10)	658	(461)	(7)	(95)	31	(16)	100
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$596	$1,826	$1,503	$22	$337	$38	$38	$4,360

	Nine Months Ended September 30, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Beginning balance	$283	$1,407	$2,841	$73	$363	$88	$55	$5,110
Credit loss expense (benefit)	313	419	(1,338)	(51)	(26)	(50)	(17)	(750)
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$596	$1,826	$1,503	$22	$337	$38	$38	$4,360

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

Credit loss expense for off-balance sheet credit exposures is included in credit loss expense on the consolidated statement of income for the nine months ended September 30, 2024 and 2023.

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

The following tables present total loans by risk categories and gross charge-offs by year of origination as of September 30, 2024 (amounts in thousands):

September 30, 2024	Agricultural
Agricultural	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$724	$83	$691	$—	$61	$133	$2,987	$4,679
Good	2,677	1,707	1,126	261	256	153	5,564	11,744
Satisfactory	6,895	3,375	5,541	1,906	1,251	232	33,450	52,650
Monitor	3,457	1,945	3,184	601	319	186	14,326	24,018
Special Mention	2,552	1,266	1,466	143	59	503	7,070	13,059
Substandard	2,460	409	326	56	—	—	2,530	5,781
Total	$18,765	$8,785	$12,334	$2,967	$1,946	$1,207	$65,927	$111,931
Current-period gross write offs	$1	$6	$4	$1	$—	$—	$6	$18

	Commercial and Financial
Excellent	$1,002	$614	$281	$193	$284	$—	$6,698	$9,072
Good	5,740	17,726	8,826	4,132	1,063	210	12,466	50,163
Satisfactory	21,396	29,589	25,655	11,761	3,969	1,841	63,076	157,287
Monitor	15,921	11,085	11,281	3,428	2,112	206	26,733	70,766
Special Mention	2,579	2,879	1,273	1,296	350	50	4,683	13,110
Substandard	3,358	1,872	447	305	472	387	453	7,294
Total	$49,996	$63,765	$47,763	$21,115	$8,250	$2,694	$114,109	$307,692
Current-period gross write offs	$578	$975	$111	$177	$28	$—	$73	$1,942

	Real Estate: Construction, 1 to 4 Family Residential
Excellent	$—	$—	$—	$—	$—	$—	$10,030	$10,030
Good	—	2,112	—	—	—	—	6,360	8,472
Satisfactory	508	1,496	—	—	—	—	26,458	28,462
Monitor	2,928	190	—	—	—	—	18,799	21,917
Special Mention	24	—	—	—	—	—	1,962	1,986
Substandard	116	1,860	716	—	—	—	1,194	3,886
Total	$3,576	$5,658	$716	$—	$—	$—	$64,803	$74,753
Current-period gross write offs	$—	$363	$44	$—	$—	$—	$—	$407

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Construction, Land Development and Commercial
September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$92	$1,401	$1,493
Good	748	1,415	651	—	947	182	1,551	5,494
Satisfactory	7,971	10,457	6,703	5,767	268	1,007	110,674	142,847
Monitor	13,003	2,768	782	1,846	177	—	89,866	108,442
Special Mention	31	1,391	50	114	—	—	673	2,259
Substandard	45	3,098	2,074	—	582	—	—	5,799
Total	$21,798	$19,129	$10,260	$7,727	$1,974	$1,281	$204,165	$266,334
Current-period gross write offs	$—	$93	$—	$—	$—	$12	$—	$105

	Real Estate: Mortgage, Farmland
Excellent	$1,817	$1,823	$3,955	$1,795	$127	$—	$86	$9,603
Good	1,192	5,556	15,189	11,221	5,749	696	7,147	46,750
Satisfactory	11,327	27,061	47,131	33,138	15,121	9,496	14,647	157,921
Monitor	6,784	9,095	19,466	3,668	3,561	1,015	2,690	46,279
Special Mention	—	4,089	2,253	1,516	314	200	3,273	11,645
Substandard	1,700	1,404	67	—	215	235	—	3,621
Total	$22,820	$49,028	$88,061	$51,338	$25,087	$11,642	$27,843	$275,819
Current-period gross write offs	$550	$—	$2	$—	$—	$—	$—	$552

	Real Estate: Mortgage, 1 to 4 Family First Liens
Excellent	$437	$8,042	$10,341	$1,225	$328	$587	$1	$20,961
Good	1,299	2,008	11,159	3,975	8,810	10,715	3,912	41,878
Satisfactory	64,917	175,325	290,364	159,815	105,887	151,140	13,500	960,948
Monitor	7,194	14,508	34,781	15,954	15,825	13,756	8,659	110,677
Special Mention	1,358	2,298	9,629	5,719	2,454	4,624	1,675	27,757
Substandard	560	2,739	3,570	4,324	2,385	5,296	907	19,781
Total	$75,765	$204,920	$359,844	$191,012	$135,689	$186,118	$28,654	$1,182,002
Current-period gross write offs	$—	$141	$193	$166	$25	$22	$31	$578

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
Excellent	$—	$—	$—	$—	$—	$—	$13	$13
Good	—	—	262	—	403	493	3,135	4,293
Satisfactory	4,790	8,669	11,531	7,999	5,717	8,948	81,221	128,875
Monitor	161	416	601	562	535	428	3,997	6,700
Special Mention	82	55	282	187	124	222	595	1,547
Substandard	28	103	116	146	30	105	679	1,207
Total	$5,061	$9,243	$12,792	$8,894	$6,809	$10,196	$89,640	$142,635
Current-period gross write offs	$—	$138	$71	$68	$25	$42	$—	$344

	Real Estate: Mortgage, Multi-Family
Excellent	$—	$—	$5,609	$2,892	$8,250	$88	$—	$16,839
Good	—	28,710	51,472	14,860	18,649	7,780	10,635	132,106
Satisfactory	8,397	24,159	64,874	55,430	15,756	11,339	25,400	205,355
Monitor	2,993	23,795	26,073	11,065	21,375	1,094	17,107	103,502
Special Mention	—	2,989	2,105	10,772	187	—	5,421	21,474
Substandard	153	—	7,601	52	—	—	—	7,806
Total	$11,543	$79,653	$157,734	$95,071	$64,217	$20,301	$58,563	$487,082
Current-period gross write offs	$—	$—	$—	$22	$—	$—	$—	$22

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Commercial
September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$1,294	$1,410	$—	$1,808	$10,661	$499	$3,892	$19,564
Good	8,808	6,777	19,860	17,452	17,229	4,239	13,671	88,036
Satisfactory	24,149	28,366	37,251	40,022	38,485	17,436	50,027	235,736
Monitor	33,623	7,609	17,888	13,803	9,413	8,457	26,833	117,626
Special Mention	1,742	3,222	8,937	2,695	1,556	2,344	974	21,470
Substandard	2,274	870	1,150	2,234	1,289	83	296	8,196
Total	$71,890	$48,254	$85,086	$78,014	$78,633	$33,058	$95,693	$490,628
Current-period gross write offs	$5	$60	$8	$—	$5	$—	$15	$93

	Loans to Individuals
Excellent	$30	$—	$—	$—	$—	$—	$1	$31
Good	111	80	5	—	—	1	3	200
Satisfactory	20,865	8,175	3,900	1,726	521	78	245	35,510
Monitor	119	328	140	55	—	—	11	653
Special Mention	238	206	114	24	—	—	1	583
Substandard	69	66	7	2	—	—	5	149
Total	$21,432	$8,855	$4,166	$1,807	$521	$79	$266	$37,126
Current-period gross write offs	$825	$262	$42	$5	$—	$—	$—	$1,134

	Obligations of State and Political Subdivisions
Excellent	$—	$—	$—	$—	$—	$3,352	$—	$3,352
Good	—	—	—	—	1,662	16,102	3,122	20,886
Satisfactory	1,295	1,358	1,804	787	1,776	4,669	1,860	13,549
Monitor	—	—	744	—	511	858	—	2,113
Special Mention	—	—	—	—	289	143	—	432
Substandard	—	—	84	—	—	1,886	2,952	4,922
Total	$1,295	$1,358	$2,632	$787	$4,238	$27,010	$7,934	$45,254
Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Totals
Excellent	$5,304	$11,972	$20,877	$7,913	$19,711	$4,751	$25,109	$95,637
Good	20,575	66,091	108,550	51,901	54,768	40,571	67,566	410,022
Satisfactory	172,510	318,030	494,754	318,351	188,751	206,186	420,558	2,119,140
Monitor	86,183	71,739	114,940	50,982	53,828	26,000	209,021	612,693
Special Mention	8,606	18,395	26,109	22,466	5,333	8,086	26,327	115,322
Substandard	10,763	12,421	16,158	7,119	4,973	7,992	9,016	68,442
Total	$303,941	$498,648	$781,388	$458,732	$327,364	$293,586	$757,597	$3,421,256
Current-period gross write offs	$1,959	$2,038	$475	$439	$83	$76	$125	$5,195

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables present total loans by risk categories and gross charge-offs by year of origination as of December 31, 2023 (amounts in thousands):

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

	Real Estate: Mortgage, Commercial
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of September 30, 2024 and December 31, 2023 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
September 30, 2024
Agricultural	$725	$18	$825	$1,568	$110,363	$111,931	$—
Commercial and financial	3,559	1,101	1,322	5,982	301,710	307,692	244
Real estate:
Construction, 1 to 4 family residential	3,274	321	2,139	5,734	69,019	74,753	—
Construction, land development and commercial	1,020	2,149	5,102	8,271	258,063	266,334	175
Mortgage, farmland	1,127	—	67	1,194	274,625	275,819	—
Mortgage, 1 to 4 family first liens	908	3,834	2,381	7,123	1,174,879	1,182,002	370
Mortgage, 1 to 4 family junior liens	259	86	3	348	142,287	142,635	—
Mortgage, multi-family	187	2,221	4,897	7,305	479,777	487,082	—
Mortgage, commercial	1,107	719	3,291	5,117	485,511	490,628	—
Loans to individuals	271	157	2	430	36,696	37,126	2
Obligations of state and political subdivisions	—	—	—	—	45,254	45,254	—
	$12,437	$10,606	$20,029	$43,072	$3,378,184	$3,421,256	$791

December 31, 2023
Agricultural	$801	$—	$—	$801	$114,985	$115,786	$—
Commercial and financial	1,345	1,752	384	3,481	303,709	307,190	—
Real estate:
Construction, 1 to 4 family residential	433	—	5,411	5,844	74,411	80,255	—
Construction, land development and commercial	730	—	7,953	8,683	305,195	313,878	30
Mortgage, farmland	—	183	—	183	280,981	281,164	—
Mortgage, 1 to 4 family first liens	13,344	3,047	2,720	19,111	1,202,185	1,221,296	515
Mortgage, 1 to 4 family junior liens	519	20	5	544	143,980	144,524	—
Mortgage, multi-family	1,869	—	7,685	9,554	461,455	471,009	—
Mortgage, commercial	875	416	—	1,291	415,379	416,670	—
Loans to individuals	341	31	—	372	39,833	40,205	—
Obligations of state and political subdivisions	—	—	—	—	46,446	46,446	—
	$20,257	$5,449	$24,158	$49,864	$3,388,559	$3,438,423	$545
The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Certain nonaccrual loan information by loan type at September 30, 2024 and December 31, 2023, was as follows:

	September 30, 2024		December 31, 2023
	Total Non-accrual loans	Nonaccrual with no ACL	Total Non- accrual loans	Nonaccrual with no ACL
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$882	$882	$—	$—
Commercial and financial	1,602	1,602	524	524
Real estate:
Construction, 1 to 4 family residential	1,963	1,703	5,505	5,505
Construction, land development and commercial	5,102	5,102	8,049	8,049
Mortgage, farmland	67	67	—	—
Mortgage, 1 to 4 family first liens	6,085	5,689	5,805	4,819
Mortgage, 1 to 4 family junior liens	245	245	221	221
Mortgage, multi-family	7,323	7,323	7,685	7,685
Mortgage, commercial	4,537	4,537	3,099	3,099
Loans to individuals	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—
	$27,806	$27,150	$30,888	$29,902

Loans 90 days or more past due that are still accruing interest increased $0.25 million from December 31, 2023 to September 30, 2024. As of September 30, 2024, there were 8 accruing loans past due 90 days or more with an average loan balance of $0.10 million. There were 7 accruing loans past due 90 days or more as of December 31, 2023 with an average loan balance of $0.08 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans. There was no interest income recognized on nonaccrual loans for the nine months ended September 30, 2024 and year ended December 31, 2023.

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
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (numbers in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Three months ended September 30, 2024			Three months ended September 30, 2023
	Amortized Cost Basis		% of Total Class of Financing Receivable	Amortized Cost Basis		% of Total Class of Financing Receivable
Loan Type
Agricultural	$2,403	Term extension	2.15%	$—	Term extension	—%
Total	$2,403			$—

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Amortized Cost Basis		% of Total Class of Financing Receivable	Amortized Cost Basis		% of Total Class of Financing Receivable
Loan Type
Mortgage, farmland	$1,699	6 month payment deferral	0.62%	$1,227	Term extension	0.45%
Agricultural	2,403	Term extension	2.15%	117	Term extension	0.11%
Mortgage, commercial	426	Term extension	0.09%	—	None	—%
Commercial and financial	662	Term extension	0.22%	139	Term extension	0.05%
Total	$5,190			$1,483

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Three months ended September 30, 2024		Three months ended September 30, 2023
Loan Type	Financial Effect	Loan Type	Financial Effect
Agricultural	Added a weighted-average 5.58 years to the life of loans, which reduced monthly payment amounts for the borrowers.	None	None

Nine months ended September 30, 2024		Nine months ended September 30, 2023
Loan Type	Financial Effect	Loan Type	Financial Effect
Mortgage, farmland	Provided a payment deferral, which temporarily reduced monthly payment amounts for the borrowers.	Mortgage, farmland	Added a weighted-average 5.30 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Agricultural	Added a weighted-average 5.58 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Agricultural	Added a weighted-average 0.30 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Mortgage, commercial	Provided interest only payments, which temporarily reduced monthly payment amounts for the borrowers.	Mortgage, commercial	None
Commercial and financial	Added a weighted-average 1.63 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Commercial and financial	Added a weighted-average 5.09 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

There were no financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty as of September 30, 2024 and for the nine months ending September 30, 2023.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (numbers in thousands):

September 30, 2024 Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Mortgage, farmland	$1,699	$—	$—
Agricultural	2,403	—	—
Mortgage, commercial	738	—	—
Commercial and financial	246	416	—
	$5,086	$416	$—

September 30, 2023 Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Mortgage, farmland	$1,227	$—	$—
Agricultural	117	—	—
Commercial and financial	139	—	—
	$1,483	$—	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
September 30, 2024
Agricultural	$3,277	$—	$38	$—	$3,315	$—
Commercial and financial	2,896	—	—	—	2,896	180
Real estate:
Construction, 1 to 4 family residential	2,139	—	—	—	2,139	32
Construction, land development and commercial	5,102	—	—	—	5,102	—
Mortgage, farmland	3,794	—	166	—	3,960	—
Mortgage, 1 to 4 family first liens	6,702	—	—	—	6,702	3
Mortgage, 1 to 4 family junior liens	245	—	—	—	245	—
Mortgage, multi-family	7,322	—	—	—	7,322	—
Mortgage, commercial	6,518	—	—	—	6,518	—
Loans to individuals	2	—	—	—	2	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	$37,997	$—	$204	$—	$38,201	$215

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
December 31, 2023
Agricultural	$2,557	$—	$—	$—	$2,557	$—
Commercial and financial	2,233	—	10	—	2,243	560
Real estate:
Construction, 1 to 4 family residential	5,504	—	—	—	5,504	—
Construction, land development and commercial	8,080	—	—	—	8,080	—
Mortgage, farmland	2,077	—	169	—	2,246	—
Mortgage, 1 to 4 family first liens	6,593	—	—	—	6,593	104
Mortgage, 1 to 4 family junior liens	239	—	—	—	239	—
Mortgage, multi-family	7,685	—	—	—	7,685	—
Mortgage, commercial	5,139	—	—	—	5,139	—
Loans to individuals	60	—	—	—	60	60
Obligations of state and political subdivisions	—	—	—	—	—	—
	$40,167	$—	$179	$—	$40,346	$724

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The changes in the ACL in 2024 compared to December 31, 2023 is the result of the following factors: changes in the economic factors used resulted in a decrease of $0.99 million; decrease in loan volume which resulted in a decrease of $0.26 million; decreases in prepayment and curtailment rates, primarily for 1-4 family first liens, resulting in an increase of $3.78 million; decrease in the individually analyzed loans reserve of $0.51 million; decreases in qualitative factors determined necessary by management which resulted in a decrease of $2.34 million and an increase in other changes of $1.13 million, primarily increased charge-offs leading to higher loss rates.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans decreased $2.15 million from December 31, 2023 to September 30, 2024.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more, and loans made to borrowers with financial difficulties. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 1.12% of loans held for investment as of September 30, 2024 and 1.17% as of December 31, 2023.  The decrease in collateral-dependent loans is due to an increase in loans facing financial difficulties of $2.64 million, a decrease in loans with a specific reserve of $1.33 million, a decrease in nonaccrual loans of $3.08 million, and an increase in 90 days or more accruing loans of $0.25 million from December 31, 2023 to September 30, 2024. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
For the nine months ended September 30, 2024 and 2023, total operating lease expense was $0.42 million and $0.38 million respectively, and is included in occupancy expenses in the consolidated statements of income. Included in this for the nine months ended September 30, 2024 and 2023 were $0.35 million and $0.33 million, respectively, of operating lease costs, $0.02 million and $0.02 million, respectively, of short term lease costs, and $0.05 million and $0.03 million, respectively, of variable lease costs.
For the nine months ended September 30, 2024 and 2023, cash paid for amounts included in the measurement of operating lease liabilities was $0.35 million and $0.33 million, respectively.
As of September 30, 2024 and December 31, 2023, operating lease right-of-use assets included in other assets was $1.93 million and $2.13 million respectively. Operating lease liabilities included in other liabilities were $2.03 million and $2.22 million as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the weighted average remaining lease term for operating leases was 7.96 years and 8.56 years, respectively, and the weighted average discount rate for operating leases was 3.68% and 3.69%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of September 30, 2024, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2024 (excluding the nine months ended September 30, 2024)	$82
2025	332
2026	335
2027	333
2028	295
Thereafter	984
Total lease payments	2,361
Less imputed interest	(327)
Total operating lease liabilities	$2,034

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements
The carrying value and estimated fair values of the Company's financial instruments as of September 30, 2024 are as follows:

	September 30, 2024
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$54,284	$54,284	$54,284	$—	$—
Investment securities	889,534	889,534	408,012	481,522	—
Loans held for sale	7,763	7,763	—	7,763	—
Loans, net of allowance for credit losses
Agricultural	109,609	110,071	—	—	110,071
Commercial and financial	297,911	296,217	—	—	296,217
Real estate:
Construction, 1 to 4 family residential	73,425	74,262	—	—	74,262
Construction, land development and commercial	262,208	261,225	—	—	261,225
Mortgage, farmland	272,952	261,189	—	—	261,189
Mortgage, 1 to 4 family first liens	1,168,034	1,099,481	—	—	1,099,481
Mortgage, 1 to 4 family junior liens	139,018	135,900	—	—	135,900
Mortgage, multi-family	482,910	455,797	—	—	455,797
Mortgage, commercial	485,308	461,910	—	—	461,910
Loans to individuals	34,942	34,301	—	—	34,301
Obligations of state and political subdivisions	45,028	43,345	—	—	43,345
Accrued interest receivable	22,533	22,533	—	22,533	—
Total financial instrument assets	$4,345,459	$4,207,812	$462,296	$511,818	$3,233,698
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$556,016	$556,016	$—	$556,016	$—
Interest-bearing deposits	2,821,092	2,826,362	—	2,821,092	—
Other short-term borrowings	322,670	322,511	—	322,670	—
Federal Home Loan Bank borrowings	155,400	154,441	—	155,400	—
Interest rate swaps	200	200	—	200	—
Accrued interest payable	12,749	12,749	—	12,749	—
Total financial instrument liabilities	$3,868,127	$3,872,279	$—	$3,868,127	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$593,463	$—	$—	$—	$—
Letters of credit	11,642	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$605,105	$—	$—	$—	$—
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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable. Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the nine months ended September 30, 2024. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.
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

	September 30, 2024
Assets	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$408,012	$—	$—	$408,012
State and political subdivisions	—	333,606	—	333,606
Mortgage-backed securities and collateralized mortgage obligations	—	113,830	—	113,830
Other securities (FHLB, FHLMC and FNMA)	—	34,086	—	34,086
Liabilities
Interest rate swaps	$—	200	$—	200

	December 31, 2023
Assets	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$422,490	$—	$—	$422,490
State and political subdivisions	—	262,953	—	262,953
Mortgage-backed securities and collateralized mortgage obligations	—	60,929	—	60,929
Other securities (FHLB, FHLMC and FNMA)	—	33,049	—	33,049
Liabilities
Interest rate swaps	—	233	—	233
 Considered Level 1 under ASC 820.
(1)Considered Level 2 under ASC 820.
(2)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2024 and the year ended December 31, 2023.

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

	September 30, 2024
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$—	$—
Commercial and financial	—	—	337	337
Real Estate:
Construction, 1 to 4 family residential	—	—	1,216	1,216
Construction, land development and commercial	—	—	—	—
Mortgage, farmland	—	—	1,035	1,035
Mortgage, 1 to 4 family first liens	—	—	1,157	1,157
Mortgage, 1 to 4 family junior liens	—	—	—	—
Mortgage, multi-family	—	—	52	52
Mortgage, commercial	—	—	—	—
Loans to individuals	—	—	—	—
Foreclosed assets (5)	—	—	—	—
Total	$—	$—	$3,797	$3,797

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

Index

Note 8.Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  On August 9, 2022, the Company’s Board of Directors authorized the expansion of the 2005 Stock Repurchase Program to allow an additional 750,000 shares for repurchase and the continuation through December 31, 2027. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,791,113 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2024.  Of these 1,791,113 shares, 86,671 shares were purchased during the quarter ended September 30, 2024, at an average price per share of $69.08.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk:  The Company’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Company's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $127.75 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Company’s commitments at September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$85,062	$84,939
Credit cards	75,827	73,677
Commercial, real estate and home construction	145,659	245,208
Commercial lines and real estate purchase loans	286,915	282,037
Outstanding letters of credit	11,642	7,654

Note 10.Income Taxes

Federal income tax expense for the nine months ended September 30, 2024 and 2023 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2023, 2022, and 2021 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2023, 2022, and 2021 remain open for examination.  There were no material unrecognized tax benefits at September 30, 2024  and December 31, 2023 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of September 30, 2024, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending September 30, 2025. Income taxes as a percentage of income before taxes were 20.92% for the nine months ended September 30, 2024 and 21.16% for the same period in 2023.

Note 11.Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate and market or liquidity risks. Derivative instruments are recognized as

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value. The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties. The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions. The Bank has not experienced any losses from nonperformance by counterparties. The Bank monitors counterparty risk in accordance with the provisions of ASC 815. In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. The Bank entered into one interest rate swap agreement in November 2023 and was required to pledge a US Treasury in the amount of approximately $250 thousand and $500 thousand of collateral as of September 30, 2024 and December 31, 2023, respectively.

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

The table below identifies the balance sheet category and fair value of the Bank’s derivative instrument designated as a cash flow hedge as of September 30, 2024 and December 31, 2023:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
September 30, 2024
Interest rate swap	$33,500	$(200)	Other Liabilities	5/15/2025

December 31, 2023
Interest rate swap	$2,100	$(233)	Other Liabilities	5/15/2025

The table below identifies the gains and losses recognized on the Bank’s derivative instrument designated as cash flow hedges for the nine months ended September 30, 2024 and year ended December 31, 2023:

	Recognized in Other Comprehensive Income (Loss)	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)

September 30, 2024
Interest rate swap	$25	Interest Expense	$—	Other Income	$—

December 31, 2023
Interest rate swap	$(177)	Interest Expense	$—	Other Income	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12.     Borrowings

The following table sets forth selected information for borrowings as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(Amounts In Thousands)
Federal funds purchased, interest rate 5.16%	$103,670	$—
Bank Term Funding Program, interest rates 4.76%	219,000	219,000
	$322,670	$219,000

Federal Home Loan Bank borrowings
Due 2024, 5.26% to 5.34%	$70,500	$296,648
Due 2025, 4.97% to 5.31%	44,900	—
Due 2027, 3.87% to 4.58%	40,000	—
	$155,400	$296,648

The Company has federal funds lines available totaling $175.00 million from multiple correspondent banking relationships as of September 30, 2024 that is secured by available for sale securities.

The Company also has availability to borrow from the Federal Reserve Bank Discount Window of $100 million as of September 30, 2024 that is secured by available for sale securities.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $14.27 million and $15.75 million at September 30, 2024 and December 31, 2023, respectively.  Collateral is provided by the Company’s 1 to 4 family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The Company has the ability to borrow against 1-4 family first mortgages, agricultural real estate, commercial real estate and multi-family loans totaling $1,045.92 million and $1,078.91 million as of September 30, 2024 and December 31, 2023, respectively.

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

Economic Environment

For the year to date 2024, incoming economic data per the Beige Book for the Company's region continue to show slight growth in the labor market and consumer spending while construction and real estate activity was flat. Also, prices were up modestly and wages rose moderately. Headline GDP growth has increased more than expected year to date and underlying demand from households and businesses remained remarkably strong, with the national unemployment rate continuing to remain low. Inflation, however, has been slower to come down than expected after the rapid decline observed in 2023, and the cumulative effect of elevated prices compared with the pre-pandemic era may be weighing on consumer sentiment. While many economists continue to expect U.S. economic conditions consistent with a soft-landing as the economy decelerates over the remainder of 2024, persistent inflation may yet force additional Fed rate hikes, further raising the odds of a mild recession.

Higher borrowing costs continue to present a risk to the economy, with consumer and business budgets accounting for higher interest costs. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will likely continue to impact our results in 2024.

Our credit administration continues to closely monitor and analyze the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors. Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, senior management is cautiously optimistic that the Company is positioned to continue managing the impact of the varied set of risks and uncertainties currently impacting the economy and remain adequately capitalized. However, the Company may be required to make additional credit loss provisions as warranted by the extremely fluid economic conditions and continued migration in the loan portfolio towards the special mention risk rating category.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At September 30, 2024, the Bank has eighteen full-service locations.

Net income for the nine month period ended September 30, 2024 was $36.58 million compared to $31.27 million for the same nine months of 2023, an increase of $5.31 million or 16.98%.  The principal factors in the increase in net income for the first nine months of 2024 were a decrease in net interest income of $1.22 million offset by a decrease in credit loss expense of $7.35 million and an increase in noninterest income of $1.85 million.

The Company achieved a return on average assets of 1.01% and a return on average equity of 9.33% for the twelve months ended September 30, 2024, compared to the twelve months ended September 30, 2023, which were 1.07% and 10.01%, respectively. The return on average assets and return on average equity for the nine months ended September 30, 2024 were 1.12% and 10.35%, respectively, compared to the nine months ended September 30, 2023, which were 1.03% and 9.58%, respectively.  Dividends of $1.10 per share were paid in January 2024 to 2,701 shareholders.  The dividend paid in January 2023 was $1.05 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 2.74% for the nine months ended September 30, 2024 compared to 2.92% for the same nine months of 2023.  Average earning assets were $4.257 billion year to date in 2024 and $4.022 billion in 2023.

Highlights noted on the balance sheet as of September 30, 2024 for the Company included the following:

•Total assets were $4.437 billion, an increase of $95.82 million since December 31, 2023.
•Cash and cash equivalents were $54.28 million, a decrease of $5.20 million since December 31, 2023 reflecting customers continued use of deposit funds.
•Net loans were $3.379 billion, a decrease of $12.29 million since December 31, 2023. Loans held for sale increased $5.74 million since December 31, 2023.
•Deposits increased $94.33 million since December 31, 2023.
•Borrowings have decreased $37.58 million since December 31, 2023.

Refer to Note 7 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION

Financial Condition

Loan demand has slowed in 2024. The lingering inflationary pressures have created significant uncertainty regarding projecting loan demand throughout the remainder of 2024.

The following table sets forth the composition of the loan portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$111,931	3.27%	$115,786	3.37%
Commercial and financial	307,692	8.99	307,190	8.93
Real estate:
Construction, 1 to 4 family residential	74,753	2.19	80,255	2.33
Construction, land development and commercial	266,334	7.78	313,878	9.13
Mortgage, farmland	275,819	8.06	281,164	8.18
Mortgage, 1 to 4 family first liens	1,182,002	34.55	1,221,296	35.52
Mortgage, 1 to 4 family junior liens	142,635	4.17	144,524	4.20
Mortgage, multi-family	487,082	14.24	471,009	13.70
Mortgage, commercial	490,628	14.34	416,670	12.12
Loans to individuals	37,126	1.09	40,205	1.17
Obligations of state and political subdivisions	45,254	1.32	46,446	1.35
	$3,421,256	100.00%	$3,438,423	100.00%
Net unamortized fees and costs	309		359
	$3,421,565		$3,438,782
Less allowance for credit losses	50,220		49,410
	$3,371,345		$3,389,372

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

The following table presents the allowance for credit losses as of September 30, 2024 and December 31, 2023 by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans:

	September 30, 2024			December 31, 2023
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,322	4.62%	3.27%	$2,516	5.09%	3.37%
Commercial and financial	9,781	19.48	8.99	8,750	17.71	8.93
Real estate:
Construction, 1 to 4 family residential	1,328	2.64	2.19	1,113	2.25	2.33
Construction, land development and commercial	4,126	8.22	7.78	5,369	10.87	9.13
Mortgage, farmland	2,867	5.71	8.06	3,429	6.94	8.18
Mortgage, 1 to 4 family first liens	14,277	28.43	34.55	14,664	29.68	35.52
Mortgage, 1 to 4 family junior liens	3,617	7.20	4.17	3,888	7.87	4.20
Mortgage, multi-family	4,172	8.31	14.24	4,255	8.61	13.70
Mortgage, commercial	5,320	10.59	14.34	3,901	7.90	12.12
Loans to individuals	2,184	4.35	1.09	1,247	2.52	1.17
Obligations of state and political subdivisions	226	0.45	1.32	278	0.56	1.35
	$50,220	100.00%	100.00%	$49,410	100.00%	100.00%

The allowance for credit losses (ACL) totaled $50.22 million at September 30, 2024 compared to the allowance of $49.41 million at December 31, 2023. The percentage of the allowance to outstanding loans was 1.47% and 1.44% at September 30, 2024 and December 31, 2023, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding. The changes in the ACL in 2024 compared to December 31, 2023 is the result of the following factors: changes in the economic factors used resulted in a decrease of $0.99 million; decrease in loan volume which resulted in a decrease of $0.26 million; decreases in prepayment and curtailment rates, primarily for 1-4 family first liens, resulting in an increase of $3.78 million; decrease in the individually analyzed loans reserve of $0.51 million; decreases in qualitative factors determined necessary by

Index

HILLS BANCORPORATION
management which resulted in a decrease of $2.34 million and an increase in other changes of $1.13 million, primarily increased charge-offs leading to higher loss rates.

The adequacy of the allowance is reviewed quarterly and adjusted as appropriate after consideration has been given to the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition. The growth of the loan portfolio and the trends in nonperforming loans are significant elements in the determination of the allowance for credit losses.  Quantitative factors include the Company’s historical loss experience, which is then adjusted for levels and trends in past due, levels and trends in charged-off and recovered loans, trends in volume growth, trends in nonperforming loans, trends in modified loans, local economic trends and conditions, and industry and other conditions.

Management has determined that the allowance for credit losses was adequate at September 30, 2024, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry data. This review encompasses levels of total collateral-dependent loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Investment securities available for sale held by the Company increased by $110.11 million from December 31, 2023 to September 30, 2024.  The fair value of securities available for sale was $23.35 million less than the amortized cost of such securities as of September 30, 2024. At December 31, 2023, the fair value of the securities available for sale was $35.42 million less than the amortized cost of such securities.

Deposits increased $94.33 million in the first nine months of 2024. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $54.70 million as of September 30, 2024 with an average rate of 5.11%.  Brokered deposits were $24.22 million as of December 31, 2023 with an average interest rate of 5.35%. As of September 30, 2024 and December 31, 2023, brokered deposits were 1.62% and 0.74% of total deposits, respectively.

There were $155.40 million and $296.65 million of Federal Home Loan Bank (FHLB) borrowings as of September 30, 2024 and December 31, 2023, respectively. There were $103.67 million of Federal Funds purchased as of September 30, 2024 and none as of December 31, 2023. Total funds purchased from the Bank Term Funding program was $219.00 million as of September 30, 2024, and December 31, 2023. It is expected that the FHLB and Federal Funds funding sources will be considered in the future if loan growth exceeds core deposit increases and the interest rates on funds borrowed from the FHLB and Federal Funds are favorable compared to other funding alternatives.

Dividends and Equity

In January 2024, Hills Bancorporation paid a dividend of $10.05 million or $1.10 per share.  The dividend paid in January 2023 was $1.05 per share. After payment of the dividend and the adjustment for accumulated other comprehensive income (loss), stockholders’ equity as of September 30, 2024 totaled $494.16 million.

The Company elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Company is required to maintain a CBLR of greater than 9%, as measured by dividing the Bank's Tier 1 capital by its average total consolidated assets. As of September 30, 2024 and December 31, 2023, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of September 30, 2024 and December 31, 2023 are presented below (amounts in thousands):

Index

HILLS BANCORPORATION

	Actual
	Amount of Tier 1 Capital	Ratio
As of September 30, 2024:
Company:
Community Bank Leverage ratio	$556,314	12.74%

Bank:
Community Bank Leverage ratio	557,373	12.76

	Actual
	Amount of Tier 1 Capital	Ratio
As of December 31, 2023:
Company:
Community Bank Leverage ratio	$539,815	12.77%

Bank:
Community Bank Leverage ratio	541,566	12.82

Index

HILLS BANCORPORATION
Discussion of operations for the nine months ended September 30, 2024 and 2023

Net Income Overview
Total net income was $36.58 million in 2024 and $31.27 million in the comparable period in 2023, an increase of $5.31 million or 16.98%.  The change in net income in 2024 from the first nine months of 2023 was primarily the result of the following:

•Net interest income before credit loss expense decreased by $1.22 million or 1.41%.
•For the nine months ended September 30, 2024, credit loss expense was $2.62 million. This represents a decrease in expense of $7.35 million from the credit loss expense of $9.97 million for the nine months ended September 30, 2023.
•Noninterest income increased by $1.85 million, or 8.78%.
•Noninterest expenses increased by $1.39 million, or 2.40%.
•Income tax expense increased by $1.29 million, or 15.34%.
For the nine month period ended September 30, 2024 and September 30, 2023 basic earnings per share was $4.03 and $3.40, respectively. Diluted earnings per share was $4.03 for the nine months ended September 30, 2024 compared to $3.40 for the same period in 2023.

The Company’s net income for the period was driven primarily by three primary factors.  The first factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Company's earnings assets.  Net interest income of $85.10 million for the first nine months of 2024 was derived from the Company’s $4.257 billion of average earning assets during that period and its tax-equivalent net interest margin of 2.74%.  Average earning assets in the nine months ended September 30, 2023 were $4.022 billion and the tax-equivalent net interest margin was 2.92%. Net interest income for the Company decreased primarily as a result of increased interest expense from increased interest rates on investment checking and money market accounts as well as certificates of deposits. Interest expense also increased due to the increased volume of certificates of deposits and borrowings the Company has utilized. This is partially offset by increased interest income from increased interest rates and volume on real estate and commercial loans. Interest income also increased on higher interest rates and volume for investments. The Company expects net interest margin compression to impact earnings for the foreseeable future due to competition for loans and deposits. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets, increasing yield on loans and the ongoing interest rate stance of the Federal Reserve Board.

The second factor is credit loss expense. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $3.379 billion at September 30, 2024. Credit loss expense was $2.62 million in 2024 compared to $9.97 million in 2023. The decrease in expense when compared to the same period in 2023 is primarily attributable to the following: significant loan volume in 2023 requiring an additional allowance compared to 2024, increased charge-offs and specific reserves in 2023 compared to 2024, decreases in qualitative factors determined necessary by management in 2024, primarily in commercial and financial, commercial real estate, and 1 to 4 family owner occupied mortgages as well as slight improvements to economic factors applied for the allowance in 2024. This is partially offset by lower prepayment rates for 1 to 4 family owner occupied mortgages in 2024 which required an additional allowance. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions and asset quality.

The third factor affecting the Company’s net income is noninterest income, primarily the increase in trust fees and net gain on sale of loans. Trust fees were $11.23 million and $9.99 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of 12.43%. This is primarily driven by the increase in assets under management of $0.531 billion from $2.424 billion as of September 30, 2023 to $2.955 billion as of September 30, 2024. Net gain on sale of loans were $1.77 million and $1.14 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of 56.30%. This is primarily driven by increased activity compared to the same period in 2023.

Index

HILLS BANCORPORATION

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning assets over the interest expense of the interest-bearing liabilities. Net interest income on a tax equivalent basis decreased $0.48 million for the nine months ended September 30, 2024 compared to the comparable period in 2023.  The decrease was primarily as a result of increased interest expense from increased interest rates on interest-bearing demand, savings, and time deposits. Interest expense also increased due to the increased volume of time deposits and borrowings the Company has utilized. This is partially offset by increased interest income from increased interest rates and volume on real estate and commercial loans and investments. The Company has continued to experience the migration of funds into time deposits with higher yields as well as increased borrowings leading to the increased interest expense. The net interest margin for the first nine months of 2024 was 2.74% compared to 2.92% in 2023 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2024 compared to the comparable period in 2023 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$189,740	0.54%	$7,481	$13,416	20,897
Taxable securities	(26,145)	0.54	(144)	2,279	2,135
Nontaxable securities	57,405	0.78	1,125	1,466	2,591
Interest-bearing bank balances	14,044	0.84	529	182	711
	$235,044		$8,991	$17,343	$26,334

Interest expense:
Interest-bearing demand deposits	$(62,692)	0.52%	$438	$(3,585)	$(3,147)
Savings deposits	(119,481)	0.32	166	(1,644)	(1,478)
Time deposits	204,401	1.27	(4,381)	(8,656)	(13,037)
Other short-term borrowings	87,140	(0.23)	(913)	(225)	(1,138)
FHLB Borrowings	154,055	(0.07)	(8,128)	111	(8,017)
	$263,423		$(12,818)	$(13,999)	$(26,817)
Change in net interest income			$(3,827)	$3,344	$(483)

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2024	2023
Yield on average interest-earning assets	4.78%	4.20%
Rate on average interest-bearing liabilities	2.68	1.73
Net interest spread	2.10%	2.47%
Effect of noninterest-bearing funds	0.64	0.45
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	2.74%	2.92%

Index

HILLS BANCORPORATION
In pricing loans and deposits, the Company considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met six times during the first nine months of 2024.  The federal funds target rate decreased to 5.00% as of September 30, 2024 from 5.50% as of the same period in 2023.  Interest rates on loans are generally affected by the federal funds target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of September 30, 2024, the rate indexes for the one, three and five year indexes were 3.98%, 3.58% and 3.58%, respectively.  The one year index decreased 27.11% from 5.46% at September 30, 2023, the three year index decreased 25.42% and the five year index decreased 22.17%.  The three year index was 4.80% and the five year index was 4.60% at September 30, 2023.

Credit Loss Expense

Credit loss expense was $2.62 million for the nine months ended September 30, 2024 compared to $9.97 million in 2023, a decrease of expense of $7.35 million.  Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Company's loan portfolio.

A significant component of the Company's approach to estimating expected credit losses are economic forecasts such as Iowa unemployment, all-transactions house price index for Iowa, Iowa real gross domestic product, and National real gross domestic product (National GDP). For the allowance for credit losses as of September 30, 2024, the key loss drivers were Iowa unemployment and National GDP. The change from prior periods is due to the annual reevaluation of key loss drivers for expected credit losses within the Company's loan portfolio. The change to the National GDP was due to forecast information being more readily available compared to Iowa GDP. The decrease in expense when compared to the same period in 2023 is primarily attributable to the following: significant loan volume in 2023 requiring an additional allowance compared to 2024, increased charge-offs and specific reserves in 2023 compared to 2024, decreases in qualitative factors determined necessary by management in 2024, primarily in commercial and financial, commercial real estate, and 1 to 4 family owner occupied mortgages as well as slight improvements to economic factors applied for the allowance in 2024. This is partially offset by lower prepayment rates for 1 to 4 family owner occupied mortgages in 2024 which required an additional allowance.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented.  For the nine months ended September 30, 2024 and 2023, recoveries were $2.63 million and $1.22 million, respectively; and charge-offs were $5.20 million in 2024 and $4.23 million in 2023.  The allowance for credit losses totaled $50.22 million at September 30, 2024 compared to $49.41 million as of December 31, 2023. The allowance represented 1.47% and 1.44% of loans held for investment at September 30, 2024 and December 31, 2023.

Noninterest Income

The following table sets forth the various categories of noninterest income for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$1,774	$1,135	$639	56.30%
Trust fees	11,228	9,987	1,241	12.43
Service charges and fees	9,590	9,735	(145)	(1.49)
Other noninterest income	356	238	118	49.58
	$22,948	$21,095	$1,853	8.78
Trust fees were $11.23 million and $9.99 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of 12.43%. This is primarily driven by the increase in assets under management of $0.531 billion from $2.424 billion as of September 30, 2023 to $2.955 billion as of September 30, 2024.

Net gain on sale of loans were $1.77 million and $1.14 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of 56.30%. This is primarily driven by increased activity compared to the same period in 2023.

Index

HILLS BANCORPORATION
Other noninterest income categories experienced marginal period-to-periods fluctuations for the nine months ended September 30, 2024.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$33,295	$33,370	$(75)	(0.22)%
Occupancy	3,226	3,418	(192)	(5.62)
Furniture and equipment	5,046	5,190	(144)	(2.77)
Office supplies and postage	1,517	1,355	162	11.96
Advertising and business development	2,080	2,095	(15)	(0.72)
Outside services	10,278	9,587	691	7.21
FDIC insurance assessment	1,440	1,340	100	7.46
Other noninterest expense	2,279	1,419	860	60.61
	$59,161	$57,774	$1,387	2.40

In the nine months ended September 30, 2024, outside services expense increased $0.69 million due to an increase in other professional fees of $0.28 million from increased outsourcing services and debit card processing of $0.34 million from increased sales and transaction volume compared to the same period in 2023.

Other noninterest expense increased $0.86 million or 60.61%, primarily due to increased deferred compensation expense of $0.40 million from the increased stock price valuation and operating losses from fraudulent ATM and debit card activities of $0.40 million for the nine months ended September 30, 2024.

Other noninterest expense categories experienced marginal period-to-periods fluctuations for the nine months ended September 30, 2024.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2024 and 2023

Net Income Overview

Net income increased $4.93 million for the three months ended September 30, 2024 compared to the same period in 2023.  Total net income was $12.17 million in 2024 and $7.24 million in the comparable period in 2023, an increase of 68.00%.  For the three month periods ended September 30, 2024 and 2023 basic earnings per share was $1.35 and $0.79, respectively. Diluted earnings per share was $1.35 for the three months ended September 30, 2024 compared to $0.79 for the same period in 2023.

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. Net interest income on a tax equivalent basis increased $1.50 million for the three months ended September 30, 2024 compared to the comparable period in 2023. The increase was a result of higher loan volume and interest rates partially offset by higher interest expense attributable to higher rates on interest-bearing demand, savings, and time deposits as well as borrowings. The Company has continued to experience the migration of funds into time deposits with higher yields as well as increased borrowings leading to the increased interest expense. The net interest margin for the three months ended September 30, 2024 was 2.82% compared to 2.81% in 2023 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2024 compared to the comparable period in 2023 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$97,418	0.50%	$1,362	$4,074	$5,436
Taxable securities	(17,341)	0.72	(31)	977	946
Nontaxable securities	98,818	0.96	645	730	1,375
Interest-bearing bank balances	16,674	0.55	219	37	256
	$195,569		$2,195	$5,818	$8,013

Interest expense:
Interest-bearing demand deposits	$6,070	0.55%	$(17)	$(1,278)	$(1,295)
Savings deposits	(79,097)	0.23	(44)	(294)	(338)
Time deposits	138,674	0.93	(1,126)	(2,153)	(3,279)
Other short-term borrowings	65,156	(0.43)	(508)	1,589	1,081
FHLB Borrowings	92,678	(0.58)	(1,361)	(1,325)	(2,686)
	$223,481		$(3,056)	$(3,461)	$(6,517)
Change in net interest income			$(861)	$2,357	$1,496

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2024	2023
Yield on average interest-earning assets	4.90%	4.35%
Rate on average interest-bearing liabilities	2.73	2.08
Net interest spread	2.17%	2.27%
Effect of noninterest-bearing funds	0.65	0.54
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	2.82%	2.81%

Credit Loss Expense

Credit loss expense was $2.31 million for the three months ended September 30, 2024 compared to a credit loss expense of $6.93 million in 2023, a decrease of expense of $4.62 million. The decrease in credit loss expense compared to the prior year is primarily due to the increase in individually analyzed loans, including loans with specific reserves, in the third quarter 2023 when compared to 2024. Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented.  For the three months ended September 30, 2024 and 2023, recoveries were $0.89 million and $0.60 million, respectively; and charge-offs were $2.61 million in 2024 and $2.80 million in 2023.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$732	$547	$185	33.82%
Trust fees	3,842	3,310	532	16.07
Service charges and fees	3,242	3,354	(112)	(3.34)
Other noninterest income	64	159	(95)	(59.75)
	$7,880	$7,370	$510	6.92

Net gain on sale of loans were $0.73 million and $0.55 million for the three months ended September 30, 2024 and 2023, respectively, an increase of 33.82%. This is primarily driven by increased activity compared to the same period in 2023.

Trust fees were $3.84 million and $3.31 million for the three months ended September 30, 2024 and 2023, respectively, an increase of 16.07%. This is primarily driven by the increase in assets under management of $0.531 billion from $2.424 billion as of September 30, 2023 to $2.955 billion as of September 30, 2024.

Other noninterest income categories experienced marginal period-to-period fluctuations for the three months ended September 30, 2024.

Index

HILLS BANCORPORATION
Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$11,045	$11,039	$6	0.05%
Occupancy	1,147	1,177	(30)	(2.55)
Furniture and equipment	1,680	1,815	(135)	(7.44)
Office supplies and postage	561	443	118	26.64
Advertising and business development	639	601	38	6.32
Outside services	3,517	3,468	49	1.41
FDIC insurance assessment	473	461	12	2.60
Other noninterest expense	569	662	(93)	(14.05)
	$19,631	$19,666	$(35)	(0.18)

Other noninterest expense categories experienced marginal period-to-periods fluctuations for the three months ended September 30, 2024.

Index

HILLS BANCORPORATION

Income Taxes

Federal and state income tax expenses were $9.68 million and $8.39 million for the nine months ended September 30, 2024 and 2023, respectively. Income taxes as a percentage of income before taxes were 20.92% in 2024 and 21.16% in 2023.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 20.05% of the Company’s total assets at September 30, 2024 compared to 17.95% at December 31, 2023. As of September 30, 2024, investment securities with a carrying value of $339.46 million were pledged to collateralize public and trust deposits and other borrowings.  As of December 31, 2023, investment securities with a carrying value of $427.68 million were pledged.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  Deposit inflows and outflows can vary widely based on prevailing market interest rates, competition, economic conditions, our business customers' liquidity needs and by recent developments in the financial services industry. Uninsured deposits as of September 30, 2024 and December 31, 2023 were approximately $787.54 million and $693.83 million, respectively, which comprised 23.32% and 21.14% of total deposits.

As of September 30, 2024, the Company had $155.40 million of outstanding borrowings from the Federal Home Loan Bank (“FHLB”) of Des Moines compared to $296.65 million as of December 31, 2023.  The Company had $103.67 million of Fed Funds purchased as of September 30, 2024 compared to no Fed Funds purchased as of December 31, 2023. The Company had $219 million outstanding in Bank Term Funding Program borrowings as of September 30, 2024 and December 31, 2023. These borrowings are used as a means of providing both long and short-term funding for certain assets and for managing interest rate risk.

The Company had additional borrowing capacity available from the FHLB of approximately $786.85 million at September 30, 2024. As additional sources of liquidity, the Company has the ability to borrow up to $100.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $175.00 million. The borrowings under these credit lines would be secured by the Company’s investment securities.  In addition, the Company has the option of issuing short-, medium-, and long-term debt, should the Company decide to do so. The Bank Term Funding Program was established by the Federal Reserve in March 2023 to provide an additional source of liquidity against high-quality securities. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities, positive cash flows from operations, and both additional borrowing and brokered deposits capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2024.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the nine months ended September 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 to July 31	29,045	$68.50	29,045	516,513
August 1 to August 31	33,805	68.93	33,805	482,708
September 1 to September 30	23,821	70.00	23,821	458,887
Total	86,671	$69.08	86,671	458,887

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

HILLS BANCORPORATION

Date:	November 8, 2024	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	November 8, 2024	By: /s/ Anthony V. Roetlin
Anthony V. Roetlin, Treasurer, Chief Financial Officer and Chief Accounting Officer