Form 10-K
period 2024-12-31
HILLS BANCORPORATION
filed 2025-03-14
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   October 1, 2024  to December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2024, based on the most recent sale price of $75.00 per share, and 7,637,987 shares held was $572,849,035.  Common stock held by non-affiliates excludes 1,427,337 shares held by directors, executive officers, and under the Registrant’s Employee Stock Ownership Plan.

The number of shares outstanding of the Registrant's common stock as of February 28, 2025 is 8,957,661 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement dated March 21, 2025 for the Annual Meeting of the Shareholders of the Registrant to be held April 21, 2025 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

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

Lending Activities

Real Estate Loans

Real estate loans totaled $2.941 billion and comprised 85.55% of the Bank’s loan portfolio as of December 31, 2024.  The Bank’s real estate loans include construction loans and mortgage loans.

Mortgage Loans.  The Bank offers residential, commercial and agricultural real estate loans.  As of December 31, 2024, mortgage loans totaled $2.582 billion and comprised 75.11% of the Bank’s loan portfolio.

Residential real estate loans totaled $1.316 billion and were 38.27% of the Bank’s loan portfolio as of December 31, 2024.  These loans include first and junior liens on 1 to 4 family residences.  The Bank originates 1 to 4 family mortgage loans to individuals and businesses within its trade area.  The Bank sells certain mortgage loans to third parties on the secondary market.  For the loans sold on the secondary market, the Bank does not retain any percentage of ownership or servicing rights.  Interest rates for residential real estate mortgages are determined by competitive pricing factors on the secondary market and within the Bank’s trade area.  Collateral for residential real estate mortgages is generally the underlying property.  Generally, repayment of these loans is from monthly principal and interest payments from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets that the Bank serves.

Commercial real estate loans totaled $498.08 million and were 14.49% of the Bank’s loan portfolio at December 31, 2024.  The Bank originates loans for commercial properties to individuals and businesses within its trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  The Bank offers both fixed and variable rate loans for commercial real estate.

Multi-family real estate loans totaled $492.76 million and were 14.33% of the Bank’s loan portfolio at December 31, 2024.  Multi-family real estate loans are made to individuals and businesses in the Bank’s trade area.  These loans are primarily secured by properties such as apartment complexes.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  Generally, interest rates for multi-family loans are fixed for the loan term.

Mortgage loans secured by farmland totaled $275.77 million and were 8.02% of the Bank’s loan portfolio at December 31, 2024.  Loans for farmland are made to individuals and businesses within the Bank’s trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less.  Generally, interest rates are fixed for mortgage loans secured by farmland.

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

As of December 31, 2024, construction loans for personal residences totaled $79.45 million and were 2.31% of the Bank’s loan portfolio.  Construction loans for land development and commercial projects totaled $279.59 million and were 8.13% of the Bank’s loan portfolio.  In total, construction loans totaled $359.04 million and were 10.44% of the Bank’s loan portfolio as of December 31, 2024.

Commercial and Financial Loans

The Bank’s commercial and financial loan portfolio totaled $298.92 million and comprised 8.69% of the total loan portfolio at December 31, 2024.  The Bank’s commercial and financial loans include loans to contractors, retailers and other businesses.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment.  Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower.  Terms of commercial and financial loans generally range from one to five years.  Interest rates for commercial loans can be fixed or variable.

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

Agricultural Loans

Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations.  These loans totaled $118.68 million and constituted 3.45% of the total loan portfolio at December 31, 2024.  Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery.  The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations.  The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.  Agricultural loans generally have a term of one year and may have a fixed or variable rate.

Consumer Lending

The Bank offers consumer loans including personal loans and automobile loans.  These consumer loans typically have shorter terms and lower balances.  At December 31, 2024, consumer loans totaled $35.30 million and were 1.03% of the Bank’s total loan portfolio.

Loans to State and Political Subdivisions

Loans to State and Political Subdivisions include only tax-exempt loans. These loans totaled $43.99 million and comprised 1.28% of the Bank’s total loan portfolio at December 31, 2024.

Deposit Activities

The Bank’s primary funding source for its loan portfolio and other investments consist of the acceptance of demand, savings and time deposits.

Average Daily Balances

The following table shows average balances of assets, liabilities and stockholders’ equity:

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31,
	2024	2023	2022
	(Amounts In Thousands)
ASSETS
Noninterest-bearing cash and cash equivalents	$32,684	$31,036	$31,193
Interest-bearing cash and cash equivalents	22,940	15,559	352,723
Taxable securities	554,089	556,100	517,445
Nontaxable securities	317,730	247,234	246,577
Federal funds sold	370	126	247
Loans, net	3,386,285	3,237,296	2,787,415
Property and equipment, net	34,995	33,564	33,892
Other assets	24,941	6,462	15,614
	$4,374,034	$4,127,377	$3,985,106
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$564,740	$607,510	$647,286
Interest-bearing demand deposits	918,535	962,148	1,105,811
Savings deposits	893,062	990,168	1,163,316
Time deposits	916,590	742,855	566,888
Other short-term borrowings, including Bank Term Funding Program and federal funds purchased	332,839	214,256	3,648
FHLB borrowings	191,346	94,373	2,043
Noninterest-bearing other liabilities	34,289	25,724	23,838
Redeemable common stock held by Employee Stock Ownership Plan	46,555	47,932	50,512
Stockholders' equity	476,078	442,411	421,764
	$4,374,034	$4,127,377	$3,985,106

Other Information
The Bank’s business is not seasonal.  As of December 31, 2024, the Company had two employees per the table below and the Bank had 464 full-time and 36 part-time employees.

For additional discussion of the impact of the economy on the financial condition and results of operations of the Company, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Officers of the Registrant

The executive officers of the Company and the Bank, along with their respective ages and positions held, are identified in the table below.

Name	Age	Position
Company
Dwight O. Seegmiller	72	Mr. Seegmiller, who joined the Company in 1975, has served as its President since 1986. Effective January 1, 2025, Mr. Seegmiller transitioned to the President and Chief Executive Officer Emeritus role. Prior to 1986, Mr. Seegmiller was the Senior Vice President of Lending.

Anthony V. Roetlin	57	Mr. Roetlin has held the position of Treasurer, Senior Vice President, Chief Financial Officer and Principal Financial Officer since December 2022.

Bank
Shelley R. Asher	46	Ms. Asher has held the position of Senior Vice President, Director of Operations since June 2021.

Jill E. De Young	51	Ms. De Young has held the position of Senior Vice President, Director of Administration since February 2024.

Becky L. DeWaard	64	Ms. DeWaard has held the position of Senior Vice President, Director of Human Resources since March 2021.

Lindsey A. Dozier	42	Ms. Dozier has held the position of Senior Vice President, Director of Relationship Banking since October 2023.

Timothy D. Finer	63	Mr. Finer has held the position of Director of Commercial Banking since January 2023. Prior to 2023, Mr. Finer held the position of Senior Vice President, Director of Lending.

Brian R. Globokar	51	Mr. Globokar has held the position of Senior Vice President, Director of Trust and Wealth Management Services since 2020.

Kenneth W. Hinrichs	51	Mr. Hinrichs has held the position of Senior Vice President, Director of Digital and Data Strategy since September 2023. Previously, Mr. Hinrichs held the positions of Senior Vice President, Director of Digital Strategy and Systems and Director of Operations and Digital Banking.

Laura J. Hughes	61	Ms. Hughes has held the position of Senior Vice President, Director of Marketing since October 2024.

Neal T. Marple	55	Mr. Marple has held the position of Senior Vice President, Director of Information Services since November 2019.

Kenza B. Nelson	45	Ms. Nelson has held the position of Senior Vice President, General Counsel since May 2020.

Matt D. Olson	43	Mr. Olson has held the position of Senior Vice President, Director of Mortgage Lending since January 2022.

Lisa A. Shileny	48	Ms. Shileny has held the position of President of the Bank since November 2022 and the position of Chief Operating Officer since December 2021. Effective January 1, 2025, Ms. Shileny was appointed President and Chief Executive Officer of the Company and the Bank. Previously, Ms. Shileny held the position of Senior Vice President, Director of Administration since 2019 and Senior Vice President, General Counsel from 2016 to 2019.

MARKET AREA

Johnson County

The Bank’s trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa.  These communities have a combined population of approximately 123,600.  Johnson County, Iowa has a population of approximately 159,400.  The University of Iowa in Iowa City has approximately 30,800 students and 32,900 full and part-time employees, including 12,000 employees of The University of Iowa Hospitals and Clinics.

Linn County

The Bank's trade area includes the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa.  Lisbon has a population of approximately 2,250 and Mount Vernon, located two miles from Lisbon, has a population of approximately 4,750. Both communities are within easy commuting distances to Cedar Rapids and Iowa City, Iowa.  Cedar Rapids has a metropolitan population of approximately 180,000 including approximately 42,350 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and 25 miles north of Iowa City on Interstate 380.  The total population of Linn County is approximately 230,650.  The largest employer in the Cedar Rapids area is Collins Aerospace, manufacturer of communications instruments, with approximately 9,000 employees.

Washington County

The Bank's trade area includes the Washington County, Iowa communities of Kalona, Washington and Wellman, Iowa.  Kalona is located approximately 14 miles north of Washington. Wellman is located approximately 5 miles west of Kalona.  Kalona has a population of approximately 2,900, Washington has a population of approximately 7,400 and Wellman has a population of approximately 1,500.  The population of Washington County is approximately 22,700.  Kalona, Washington and Wellman are primarily agricultural communities, but are located within easy driving distance for employment in Iowa City, Coralville and North Liberty.

Iowa County

In November 2024, the Bank opened a branch in Williamsburg located in Iowa County. Williamsburg is located approximately 25 miles west of Iowa City.  Williamsburg has a population of approximately 3,400. The population of Iowa County is approximately 16,500.

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

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson, Linn and Washington County.  A comparison of the number of office locations and deposits in the three counties as of June, 2024 (most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County		Washington County
	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)
Hills Bank and Trust Company	8	$2,196	7	$704	3	$335
Branches of largest competing national bank	4	366	4	1,022	—	—
Largest competing independent bank	6	1,163	5	1,548	2	404
Largest competing credit union (1)	6	8,707	4	1,329	1	1
All other bank and credit union offices	23	1,114	79	4,002	7	236
Total Market in County	47	$13,546	99	$8,605	13	$976

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

The Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9%. As of December 31, 2024, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirement, with a CBLR of 12.69%.

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

Deposit Insurance. The deposits of the Bank are insured up to regulatory limits set by the FDIC, and, accordingly in 2024, were subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and effective on April 21, 2006.  The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment).  The amount assessed to each institution is based on the average total assets of the Company less average tangible equity as well as the degree of risk the institution poses to the DIF.  The FDIC assesses higher rates to those institutions that pose greater risks to the insurance fund.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.  The current annualized assessment rate is 5.00 basis points.

Capital Requirements.  The Bank is an insured state bank, incorporated under the laws of the state of Iowa.  As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent.  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.50% plus a fully-funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for credit losses less any intangible assets. At December 31, 2024, the Community Bank Leverage Ratio of the Bank was 12.71% and exceeded the ratio required by the Superintendent.

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

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2024 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2024:
Company:
Community Bank Leverage Ratio	$565,744	12.69%	9.00%

Bank:
Community Bank Leverage Ratio	566,359	12.71	9.00

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

Dividends.  The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2024.  Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of total risk-based capital to assets of 9.0%, $165.37 million of the Bank’s Tier 1 capital of $566.36 million as of December 31, 2024, is available for the payment of dividends to the Company. Also, the capital conservation buffer discussed previously could limit the amount of payment of dividends if the Company fails to maintain required capital levels.

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

Economic and Market Risks

Recent events impacting the financial services industry may negatively affect our financial condition and results of operation.

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

Though increases in food, energy and other commodity prices have slowed throughout 2024, core inflation has risen sharply over the prior two year period and has become increasingly persistent. While inflationary pressures related to the cost of goods and services, including labor, generally have minimal direct impact on the Bank's financial condition or results of operation, such pressures do directly impact the ability of both our commercial and consumer borrowers to meet their own financial obligations as they come due, including their loan payments to the Company. In addition, while the Federal Reserve’s moves over the 2022 and 2023 fiscal years to raise interest rates in order to quell inflation have slowed the increase in costs and allowed the Federal Reserve to begin reducing interest rates throughout 2024, higher interest rates can have the impact of reducing demand for both the Company’s consumer and commercial products, as well as impact the ability of both our commercial and consumer borrowers to meet their own financial obligations as they come due, including their loan payments to the Company.

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

Higher interest rates have decreased the value of the Company’s securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates in 2023 and 2022, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the held-to-maturity portion of U.S. banks’ securities portfolios. While the Company does not currently intend to sell its securities, with the exception of the following, and none of the Company's securities are classified as held-to-maturity, if the Company were required to sell securities to meet liquidity needs, it may incur losses, which could negatively impact its profitability. The Company did complete a balance sheet repositioning related to its investment securities portfolio in December 2024. This consisted of the sale of lower-yielding AFS debt securities, resulting in a pre-tax realized loss on the sale of $5.22 million, which was recorded in December of 2024. All of the proceeds from the sale of these securities were used to purchase AFS debt securities at higher yields to improve income going forward, while maintaining the liquidity provided by the investment portfolio. The sale of securities did not impair the Company's capital position. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

The proportion of our deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk in times of financial distress.

As of December 31, 2024, approximately 21.51% of our total deposits were not insured by the FDIC. Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present, and our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for non-deposit borrowings generally exceed the interest rates paid on deposits, and this spread may be exacerbated by higher prevailing interest rates.

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

Our primary market includes the Iowa counties of Johnson, Linn, Washington and Iowa.  Our market has been one of the strongest economic areas in Iowa over the past ten years.  The unemployment rate for our prime market area is favorable and the rate historically has been lower than the unemployment rates for both the United States and the State of Iowa.  However, unfavorable or uncertain economic and market conditions may adversely affect our business and profitability.  Our business faces various material risks, including credit risk, liquidity risk and the risk that the demand for our products and services will decrease.  Consumer confidence, real estate values, interest rates and investment returns could make the types of loans we originate less profitable and could increase our credit risk and litigation expense.  And, while the presence of the University of Iowa and its affiliated institutions has a significant favorable impact upon the regional economy, it is unclear what impact the State budget and funding models will have on the University of Iowa and the University of Iowa Hospitals and Clinics.

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Company’s results of operations and financial condition. The macroeconomic environment in the United States is susceptible to global events and volatility in financial markets.

Changing interest rates may adversely affect our profits.

Our income and cash flows depend to a great extent on the difference between the interest rates earned by us on interest-earning assets such as loans and investment securities and the interest rates paid by us on interest-bearing liabilities such as deposits and borrowings. Our net interest margin will be affected by general economic conditions, fiscal and monetary policies of the federal government, and our ability to respond to changes in such rates. Our assets and liabilities are affected differently by a change in interest rates. An increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process is presented under the heading "Quantitative and Qualitative Disclosures about Market Risk" included under Item 7A of Part II of this Form 10-K. The Federal Open Market Committee (FOMC), with particular attention being given to labor market conditions, continued inflation pressures and inflation expectations, and financial and international developments. Prevailing interest rates influence the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings. If the target range for the federal funds rate remains elevated for an extended period, combined with ongoing geopolitical instability, raise the risk of economic recession. Any such downturn, especially in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations. Also, our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our financial condition and results of operations.

Changes in U.S. trade policies, such as the implementation of tariffs, and other factors beyond the Company’s control may adversely impact our business, financial condition and results of operations.

The U.S. government has implemented tariffs on certain products from countries or entities such as Mexico, Canada, China and the European Union. These countries have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products. In addition, the ongoing trade policies and potential tariff initiatives being pursued by the U.S. government under the administration of President Trump could present potential risks unique to the markets within which we operate. As a major producer and exporter of agricultural commodities, including corn, soybeans, and pork, Iowa is particularly vulnerable to negative consequences from such policy initiatives. Any changes to trade agreements, the imposition of tariffs on agricultural products, or the escalation of trade disputes with key international trading partners could lead to reduced demand for Iowa’s agricultural exports, increased input costs for local farmers, and disrupted supply chains. This, in turn, could result in financial strain for our agricultural clients, increasing the risk of loan defaults or delinquencies within our loan portfolio. Additionally, any prolonged trade tensions or the implementation of tariffs could negatively impact the broader economic environment in Iowa and the Midwest, potentially leading to reduced consumer spending, lower economic growth, and decreased demand for other banking products and services.

As a result, our financial performance, including credit quality and loan growth, could be adversely affected by these policy changes. While we actively monitor these developments and work closely with our agricultural customers, there is no assurance that we can fully mitigate the risks posed by potential tariff initiatives or other trade-related disruptions. These factors could materially affect our business, financial condition, and results of operations.

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

We maintained a balance of $944.14 million, or 20.58% of our assets, in investment securities at December 31, 2024. Changes in market interest rates may affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that may reduce our stockholders' equity. Available-for-sale (AFS) debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For AFS debt securities, a decline in fair value due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis. In assessing whether the impairment of investment securities is due to credit losses, we consider if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, other available relevant information, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Climate change and agricultural sector risk.

The Company operates in a region of the United States that is heavily reliant on the agricultural sector, which represents a significant portion of the local economy. According to data provided by the United States Department of Agriculture (USDA), the market value of agricultural products sold by Iowa farms during 2022 totaled more than $43 billion, ranking second nationally only to the state of California. As climate change continues to impact weather patterns and environmental conditions in our geographic region, the agricultural sector faces increased risks associated with increased volatility in crop yields, more frequent and severe extreme weather events (such as droughts, floods, and storms), and changing agricultural growing seasons.

Given the lack of empirical data on the credit and other financial risks posed by climate change, it is difficult to predict how climate change may impact our financial condition and operations. Such climate-related factors may result in greater financial strain on the agricultural businesses and farming communities that form a substantial part of our customer base. This, in turn, could lead to higher default rates on loans, lower demand for agricultural credit, and decreased collateral values for agricultural loans. Additionally, disruptions to regional supply chains, rising insurance costs, and the potential for reduced investment in the area may exacerbate the overall economic instability in our market.

While we have implemented practices to mitigate against these risks, including monitoring agricultural sector exposure and diversifying our loan portfolio, the long-term financial stability of the regional economy remains vulnerable to the potential impacts of climate change. As a result, our financial condition and results of operations could be materially adversely affected by the consequences of climate change on the agricultural sector and the broader regional economy.

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

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, commercial, construction and residential loans, and such loans are concentrated in the Bank’s trade area.  As of December 31, 2024, 85.55% of our loans had real estate as a primary component of collateral.  The market value of real estate may fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.  Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower could adversely impact the future cash flow and market values of the affected properties.

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

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, decreased labor force size and participation rates, and other government actions. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base and also within our third-party vendors could lead to increased costs, such as increased compensation expense to attract and retain employees. In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation as a result of general macroeconomic factors, could have a material adverse impact on our business, results of operations and financial condition.

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

Potential impact of artificial intelligence and quantum computing on our operations and competitiveness.

The rapid development and implementation of advanced technologies, including artificial intelligence ("AI") and quantum computing, present both opportunities and risks to our business. AI technologies are being increasingly adopted across the financial services industry to enhance operational efficiencies, optimize decision-making, and improve customer experience. Similarly, quantum computing, though still in early stages, has the potential to revolutionize areas such as data encryption, portfolio optimization, and risk modeling. However, the pace at which competitors and other financial institutions adopt these technologies may create challenges for our ability to remain competitive. For instance, if we are unable to effectively implement or keep pace with advancements in AI and quantum computing, we may experience a competitive disadvantage, which could result in decreased market share, reduced profitability, and strained customer relationships. Furthermore, the integration of these technologies into banking operations may require significant investments in infrastructure, talent acquisition, and cybersecurity measures, which could have a material adverse effect on our financial performance and operations.

In addition to competitive risks, there is also the potential for AI and quantum computing to be misused, including by malicious actors seeking to exploit these technologies for fraudulent activities. As a result, our systems could be targeted for exploitation by such actors, leading to risks such as unauthorized transactions, identity theft, and other forms of financial fraud. Similarly, quantum computing, when it matures, could potentially undermine the security of current encryption methods, exposing us and our customers to heightened cybersecurity risks. While we are actively monitoring and investing in security measures to address these emerging threats, there is no guarantee that we will be able to prevent all potential risks associated with the misuse of these technologies.

As a result, the risks associated with the rapid evolution of AI and quantum computing may have an adverse effect on our ability to compete effectively, as well as expose us to new forms of fraud and cybersecurity threats, which could materially affect our business, financial condition, and results of operations.

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

We maintain a cybersecurity program for assessing, identifying and managing material risks from cybersecurity threats. This program includes processes that are modeled after the National Institute of Standards and Technology’s Cybersecurity Framework and focuses on using business drivers to guide cybersecurity activities. This program is managed by a team of full-time employees, overseen by our Information Services Security Officer, as part of our Information Services team. Our Information Services team is tasked with conducting our day-to-day information technology operations. Furthermore, we consider cybersecurity risks as part of, and have incorporated our cybersecurity program into, our overall risk management processes.

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

The Company's office and the main office of the Bank are located at 131 E. Main Street, Hills, Iowa.  This is a brick building containing approximately 45,000 square feet. A portion of the building was built in 1977, a two-story addition was completed in 1984, and a two-story brick addition was completed in February 2001. The majority of the Bank’s operations and administrative functions are located in Hills, Iowa.  The Bank operates its business from its main office and its 18 full service branches in the Iowa counties of Johnson, Linn, Washington and Iowa.  The Bank owns its main office complex and 15 of its branch offices.  Three of the Bank’s branches are leased.

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

As of January 31, 2025, the Company had 2,681 stockholders.  There is no established trading market for the Company's common stock, and the Company's stock is not actively traded.  Our common stock is not listed on the NASDAQ stock market or any other stock exchange. While there is no established public trading market for our common stock, our shares are currently quoted in the inter-dealer quotation, or “over-the-counter,” marketplace under the trading symbol “HBIA.”  The principal over-the-counter market is operated by OTC Markets Group, Inc., which provides quotes for the Company on its OTC Pink tier.

The high and low bid information for the Company’s stock for each quarter of the two most recent fiscal years, as reported by OTC Market Groups, Inc., is provided below.  The prices indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2024		2023
	High	Low	High	Low
1st quarter	$76.00	$64.81	$72.00	$68.00
2nd quarter	68.00	65.01	71.40	67.00
3rd quarter	70.00	65.00	67.00	64.50
4th quarter	72.00	68.25	76.50	64.33

In addition, based on the Company’s stock transfer records and information informally provided to the Company, stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price
2024	224,639	263	$72.00	$66.00	(1)
2023	151,420	246	$72.00	$66.00	(2)
2022	180,065	215	$72.00	$68.00	(3)

(1)2024 transactions included repurchases by the Company of 187,787 shares of stock under the 2005 Stock Repurchase Program.  2024 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $66.00 to $72.00 per share.
(2)2023 transactions included repurchases by the Company of 111,866 shares of stock under the 2005 Stock Repurchase Program.  2023 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $66.00 to $72.00 per share.
(3)2022 transactions included repurchases by the Company of 111,721 shares of stock under the 2005 Stock Repurchase Program.  2022 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $68.00 to $72.00 per share.

All transactions under the 2005 Stock Repurchase Program were at a price equal to the most recent quarterly independent appraisal of the shares of the Company's common stock. The most recent independent current quarterly appraisal value of the stock is $75.00 a share. The closing bid for the Company's stock on February 14, 2025 was $70.76 a share as reported by the OTC Markets Group, Inc.

The Company currently pays an annual dividend on its common stock to stockholders, and it expects to continue to maintain its annual dividend for the foreseeable future periods.

The following performance graph provides information regarding cumulative, five-year shareholder returns on an indexed basis of the Company's Common Stock compared to the NASDAQ Market Index prepared by MORNINGSTAR of Chicago, IL and a custom peer group of Midwest community banks. The latter index reflects the performance of bank holding companies operating principally in the Midwest in the following states: Iowa, Illinois, Kansas, Minnesota, Missouri, Nebraska, North Dakota, South Dakota and Wisconsin. The indexes assume the investment of $100 on December 31, 2019 in Company Common Stock, the NASDAQ Index and the Midwest Community Banks Index, with all dividends reinvested.

Hills Bancorporation Performance Graph (2019-2024)
300
275
250
225
200
175
150
125
100
2019
2020
2021
2022
2023
2024
Period Ending
HILLS BANCORPORATION
MIDWEST COMMUNITY BANKS
NASDAQ MARKET INDEX

	2019	2020	2021	2022	2023	2024
HILLS BANCORPORATION	$100.00	$97.47	$105.27	$115.69	$107.59	$119.33
MIDWEST COMMUNITY BANKS	$100.00	$89.40	$117.43	$104.90	$103.03	$126.02
NASDAQ MARKET INDEX	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87

Note regarding the performance graph: Cumulative five-year Shareholder returns on an indexed basis. The indexes assume the investment of $100 in year with all dividends reinvested.

The following table sets forth the Company’s equity compensation plan information as of December 31, 2024, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	9,333	$64.27	162,144
Equity compensation plans not approved by security holders	—	—	—
Total	9,333	$64.27	162,144

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

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2024:

Period in 2024	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31	4,579	$70.00	4,579	454,308
November 1 to November 30	7,759	70.83	7,759	446,549
December 1 to December 31	12,667	72.00	12,667	433,882
Total	25,005	$71.27	25,005	433,882

Item 6.     [Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion by management is presented regarding the financial results for the Company for the dates and periods indicated.  The discussion should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document. For a discussion on the comparison of results of operations for the years ended December 31, 2023 and 2022, refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Form 10-K filed with the SEC on March 5, 2024.

An overview of the year 2024 is presented following the section discussing a special note regarding forward looking statements.

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

Economic Environment

Through the end of 2024, incoming economic data per the Beige Book for the Company's region continue to show slight growth in the labor market and consumer spending while construction and real estate activity was flat. Also, prices were up modestly and wages rose moderately. Farm incomes in 2024 were below those of 2023. GDP growth for the fourth quarter of 2.3% was slower than expected with underlying demand from consumers increasing slightly and businesses spending decreasing slighlty, with the national unemployment rate continuing to remain low. Inflation, however, has been slower to come down than expected after the rapid decline observed in 2023, and the cumulative effect of elevated prices compared with the pre-pandemic era may be weighing on consumer sentiment. While many economists continue to expect U.S. economic conditions consistent with a soft-landing as the economy decelerated over the remainder of 2024, persistent inflation may yet force additional Fed rate hikes, further raising the odds of a mild recession.

Higher borrowing costs continue to present a risk to the economy, with consumer and business budgets accounting for higher interest costs. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will likely continue to impact our results in 2024 and beyond.

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

Overview

The Company is a bank holding company engaged, through its wholly-owned subsidiary bank, in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, Washington, and Williamsburg, Iowa.

The Company’s net income for 2024 was $47.60 million compared to $38.18 million in 2023 and $47.75 million in 2022. Diluted earnings per share were $5.26, $4.16, and $5.15 for the years ended December 31, 2024, 2023 and 2022, respectively.

The Bank’s net interest income is the largest component of the Bank’s revenue, and is a function of the average earning assets and the net interest margin percentage.  Net interest margin is the ratio of net interest income to average earning assets.  For the years ended December 31, 2024 and 2023, the Bank achieved a net interest margin of 2.78% and 2.86%, respectively. For the year ended December 31, 2024, net interest income on a tax equivalent basis increased by $3.08 million. In 2024, interest income increased $10.72 million due to growth of $225.10 million in the Bank's average earning assets and increased $22.94 million due to higher interest rates. This was offset by increased interest expense of $15.16 million due to higher interest rates and $15.42 million due to increased volume of certificates of deposit and borrowings.

Highlights with respect to items on the Company’s balance sheet as of December 31, 2024 included the following:

•Total assets were $4.588 billion, an increase of $246.58 million since December 31, 2023, primarily due to increased investment securities as described further below.
•Cash and cash equivalents were $123.40 million, an increase of $63.92 million since December 31, 2023.
•Loans, net of allowance for credit losses and unamortized fees and costs, totaling $3.388 billion, a decrease of $1.85 million since December 31, 2023. The decrease is primarily attributable to declines of approximately $35.09 million in construction loans, $47.21 million in 1 to 4 family first mortgages, $2.97 million in junior mortgages, $8.27 million in commercial and financial loans and $5.40 million in farmland mortgages. These decreases were offset by increases of $21.75 million in multi-family mortgages and $81.41 million in commercial mortgages. Increases in multi-family and commercial real estate were primarily due to the completion of large construction projects that were put on permanent financing during 2024. Loans held for sale increased $1.95 million since December 31, 2023.
•Deferred income tax assets were $21.13 million, a decrease of $0.14 million since December 31, 2023.
•Deposits increased $63.35 million in 2024 to $3.346 billion primarily due to increases in time deposits of approximately $49.58 million and increases in savings accounts of $27.35 million offset by a decrease of $19.36 million in noninterest-bearing deposits.
•Short-term borrowings increased $327.64 million as of December 31, 2024, consisting of $109.00 million of borrowings from the Bank Term Funding Program and $437.64 million of federal funds purchased, compared to the Bank Term Funding Program borrowings of $219 million as of December 31, 2023. FHLB borrowings decreased $169.60 million as of December 31, 2024.
•Stockholders’ equity increased $22.40 million to $492.69 million in 2024, with dividends having been paid in 2024 of $10.05 million.
Reference is made to Note 14 of the Company’s consolidated financial statements for a discussion of fair value measurements which relate to methods used by the Company in recording certain assets and liabilities on its consolidated financial statements.

The return on average equity was 10.00% in 2024 compared to 8.63% in 2023. The Company remains well-capitalized as of December 31, 2024 with a CBLR of 12.69%. The minimum regulatory guideline is 9%.  The Company paid a dividend per share of $1.10 in 2024, $1.05 per share in 2023 and $1.00 in 2022.

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

Based upon this methodology, management establishes an asset-specific allowance for loans that do not share risk characteristics with other loans based on the amount of expected credit losses calculated on those loans and charges off amounts determined to be uncollectible. Factors we consider in determining if loans share similar risk characteristics include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due.

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

To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made which management has determined to be four quarters, the bank reduces, on a straight-line basis over the remaining life of the loans, the adjustments so that model reverts back to the historical rates of default and severity of loss.

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

Such factors are used to adjust the historical probabilities of default and severity of loss so that they reflect management expectation of future conditions based on a reasonable and supportable forecast. Management utilizes a qualitative factor framework to provide a qualitative estimate of the expected credit losses inherent in the loan portfolio in relation to potential limitations of the quantitative model. The framework provides for a level of risk approach to measure risk in each loan segment that may not be captured in the quantitative methodology, including improved risk environment, no additional risk, minimal additional risk, moderate risk and major or significant additional risk. The framework also includes a weighting component for management to consider which qualitative factors would have the highest impact on potential loan losses within each loan segment. Management uses the qualitative factor framework within the allowance for credit losses calculation to assess the risk level environment for each qualitative factor and weightings for each loan segment which is supported by various information including publicly available information, internal information specifically developed by management, or other relevant and reliable information.

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

Financial Position

Year End Amounts	2024	2023	2022	2021	2020
	(Amounts In Thousands)
Total assets	$4,588,242	$4,341,667	$3,980,481	$4,044,562	$3,782,362
Investment securities	972,160	795,167	782,565	555,900	416,544
Loans held for sale	3,971	2,023	1,663	5,716	43,947
Loans, net	3,387,521	3,389,372	3,066,981	2,625,062	2,674,012
Deposits	3,346,133	3,282,780	3,357,367	3,533,994	3,192,568
Other short-term borrowings	546,636	219,000	82,061	249	—
Federal Home Loan Bank borrowings	127,050	296,648	40,000	—	105,000
Redeemable common stock	48,257	44,853	51,011	50,013	47,329
Stockholders' equity	492,687	470,286	428,260	438,450	416,076

Total assets at December 31, 2024 increased $246.58 million, or 5.68%, from the prior year-end. The largest growth in assets in 2024 occurred in investment securities which increased $176.99 million for the year ended December 31, 2024 compared to the prior year.  Loans held for sale to the secondary market increased $1.95 million for the year ended December 31, 2024.  Loans held for investment represent the largest component of the Bank’s earning assets. Loans held for investment were $3.438 billion and $3.439 billion at December 31, 2024 and 2023, respectively.

Loans held for investment was down slightly for 2024 compared to 2023, with significant changes as follows: declines of approximately $35.09 million in construction loans, $47.21 million in 1 to 4 family first mortgages, $2.97 million in junior mortgages, $8.27 million in commercial and financial loans and $5.40 million in farmland mortgages. These decreases were offset by increases of $21.75 million in multi-family mortgages and $81.41 million in commercial mortgages. Increases in multi-family and commercial real estate were primarily due to the completion of large construction projects that were put on permanent financing during 2024. Given the current economic environment and the potential for lower interest rates, the decrease in net loans in 2024 may not continue into 2025, and as a result, may not be indicative of future performance.

On a net basis, the Company originated $3.66 million in loans to customers for the year ended December 31, 2024 compared to loans originated of $337.69 million for the year ended December 31, 2023, a significant slowdown in the local economy. The Company has not historically engaged in significant participation activity and does not purchase participations from outside its established trade area.  The Company’s policy allows for the purchase or sale of participations related to existing customers or to participate in community development activity.  The Company held participations purchased of $16.52, $17.04 and $16.20 million as of December 31, 2024, 2023 and 2022, respectively.  The participations purchased were less than one percent of loans held for investment for each of the three years.

The Company did experience minimal change in its loans held for investment in 2024 compared to 2023 though the loan composition in 2024 changed compared to 2023 as follows. Residential real estate loans, including first and junior liens, were $1,316.63 million and $1,365.82 million as of December 31, 2024 and 2023, respectively.  The dollar total of residential real estate loans decreased 3.60% in 2024 and increased 8.75% in 2023.  Residential real estate loans were 38.27% of the loan portfolio at December 31, 2024 and 39.72% at December 31, 2023.  Agricultural loans, including production and mortgages, were $394.45 million and $396.95 million as of December 31, 2024 and 2023, respectively, a decrease of 0.63% in 2024 compared to 2023. Agricultural loans represented 11.47% and 11.54% of the Company's loan portfolio as of December 31, 2024 and 2023, respectively. Construction loans were $359.04 million and $394.13 million as of December 31, 2024 and 2023, respectively, an decrease of 8.90% in 2024 compared to 2023. Construction loans represented 10.44% and 11.46% of the Company's loan portfolio as of December 31, 2024 and 2023, respectively. Commercial and financial loans were $298.92 million and $307.19 million as of December 31, 2024 and 2023, respectively, a decrease of 2.69% in 2024 compared to 2023. Commercial and financial loans represented 8.69% and 8.93% of the Company's loan portfolio as of December 31, 2024 and 2023, respectively. Multi-family real estate loans were $492.76 million and $471.01 million as of December 31, 2024 and 2023, respectively, an increase of 4.62% in 2024 compared to 2023. Multi-family real estate loans represented 14.33% and 13.70% of the Company's loan portfolio as of December 31, 2024 and 2023, respectively. Commercial real estate loans totaled $498.08 million at December 31, 2024, a 19.54% increase over the December 31, 2023 total of $416.67 million. Commercial real estate loans represented 14.49% and 12.12% of the Company’s loan portfolio as of December 31, 2024 and 2023, respectively.  The Company monitors its commercial real estate level so that it does not have a concentration in that category that exceeds 300% of its capital.  Commercial real estate loan concentration was 180.49% of capital as of December 31, 2024.

The following table shows the composition of loans (before deducting the allowance for credit losses) as of December 31 for each of the last five years.  The table does not include loans held for sale to the secondary market.

	2024	2023	2022	2021	2020

Agricultural	$118,678	$115,786	$112,705	$106,933	$94,842
Commercial and financial	298,917	307,190	269,568	222,002	286,242
Real estate:
Construction, 1 to 4 family residential	79,451	80,255	92,408	80,486	71,117
Construction, land development and commercial	279,589	313,878	196,240	127,021	111,913
Mortgage, farmland	275,768	281,164	256,570	232,744	247,142
Mortgage, 1 to 4 family first liens	1,174,083	1,221,296	1,130,989	909,564	892,089
Mortgage, 1 to 4 family junior liens	141,550	144,524	124,951	114,342	127,833
Mortgage, multi-family	492,762	471,009	436,952	382,792	374,014
Mortgage, commercial	498,078	416,670	402,842	401,377	417,139
Loans to individuals	35,301	40,205	36,675	32,687	31,325
Obligations of state and political subdivisions	43,994	46,446	48,213	50,285	56,488
	$3,438,171	$3,438,423	$3,108,113	$2,660,233	$2,710,144
Net unamortized fees and costs	290	359	308	299	938
	$3,438,461	$3,438,782	$3,108,421	$2,660,532	$2,711,082
Less allowance for credit losses	50,940	49,410	41,440	35,470	37,070
	$3,387,521	$3,389,372	$3,066,981	$2,625,062	$2,674,012

There were no foreign loans outstanding for any of the years presented.

The following table shows the principal payments due on loans as of December 31, 2024:

	Amount Of Loans	Amounts Due in One Year Or Less (1)	Amounts Due in One To Five Years	Amounts Due in Five To Fifteen Years	Amounts Due in Over Fifteen Years
	(Amounts In Thousands)
Commercial and Agricultural	$2,043,243	$676,494	$1,163,457	$165,999	$37,293
Real Estate (2)	1,315,633	232,551	799,006	248,148	35,928
Other	79,295	9,001	30,314	17,633	22,347
Totals	$3,438,171	$918,046	$1,992,777	$431,780	$95,568

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$2,307,910	$655,030	$1,354,340	$203,940	$94,600
Variable rate	1,130,261	263,016	638,437	227,840	968
	$3,438,171	$918,046	$1,992,777	$431,780	$95,568

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

The overall economy in the Company’s trade area, Johnson, Linn and Washington Counties, remains in stable condition with levels of unemployment below national and state levels.  The following table shows unemployment and estimated median income information as of December 31, 2024, 2023 and 2022.

	Unemployment Rate %			Median Income
	2024	2023	2022	2024	2023	2022
United States	4.1%	3.7%	3.5%	$80,610	$74,580	$70,780
State of Iowa	3.2%	3.2%	3.1%	73,122	70,616	68,326
Johnson County	2.2%	2.0%	2.3%	74,797	71,385	73,102
Linn County	3.2%	3.0%	3.5%	72,336	68,705	68,757
Washington County	2.3%	2.1%	2.7%	77,414	68,296	71,756
Iowa County	2.5%	n/a	n/a	77,292	n/a	n/a

Competition for quality loans and deposits may continue to be a challenge.  The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Total deposits increased by $63.35 million in 2024.  Deposits decreased by $74.59 million in 2023.  As of June 30, 2024 (latest data available from the FDIC), Johnson County total deposits were $13.546 billion and the Company’s deposits were $2.196 billion, which represent a 16.21% market share.  The Company had eight office locations in Johnson County as of June 30, 2024.  The total banking locations in Johnson County were 47 as of June 30, 2024.  At June 30, 2023, the Company’s deposits were $2.213 billion or a 15.96% market share.  As of June 30, 2024, Linn County total deposits were $8.605 billion and there were 99 total banking locations in the county.  The seven Linn County offices of the Company had deposits of $704 million or a 8.18% share of the market.  The Company’s Linn County deposits at June 30, 2023 were $747 million and represented a 8.8% market share.  As of June 30, 2024, the Company’s three Washington County offices had deposits of $335 million which was 34.25% of the County’s total deposits of $978 million.  Washington County had a total of 13 banking locations as of June 30, 2024.  In 2023, the Company’s Washington County deposits were $324 million or a 33.9% market share.

The following tables show the amounts of the Company's average deposits and average rates paid on such deposits for the years ended December 31, 2024, 2023 and 2022 and the composition of the certificates of deposit issued in denominations in excess of $250,000 as of December 31, 2024, 2023 and 2022:

	December 31,
	2024	Rate	2023	Rate	2022	Rate
	(Amounts In Thousands)
Average noninterest-bearing deposits	$564,740	—	$607,510	—	$647,286	—
Average interest-bearing demand deposits	918,535	1.49%	962,148	1.05%	1,105,811	0.22%
Average savings deposits	893,062	1.08	990,168	0.78	1,163,316	0.17
Average time deposits	916,590	4.09	742,855	3.03	566,888	1.63
	$3,292,927		$3,302,681		$3,483,301
Uninsured deposits	$719,615		$693,827		$800,806

Time certificates issued in amounts of $250,000 or more with maturity in:
	2024	Rate
	(Amounts In Thousands)
3 months or less	$82,841	4.57%
3 through 6 months	85,126	4.25
6 through 12 months	51,029	4.36
Over 12 months	5,726	3.76
	$224,722
Portion uninsured	$102,472

Investment securities increased $176.99 million in 2024.  In 2023, investment securities increased by $12.60 million.  The investment portfolio consists of $944.14 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity. The securities portfolio is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management. The Company completed a balance sheet repositioning related to its investment securities portfolio in December 2024. This consisted of the sale of lower-yielding AFS debt securities with an amortized cost of $135.05 million, resulting in a pre-tax realized loss on the sale of $5.22 million, which was recorded in December of 2024. All of the proceeds from the sale of these securities were used to purchase AFS debt securities at higher yields to improve income going forward, while maintaining the liquidity provided by the investment portfolio.

The following tables show the carrying value of the investment securities held by the Bank, including stock of the Federal Home Loan Bank, as of December 31, 2024, 2023 and 2022 and the maturities and weighted average yields of the investment securities, computed using amortized cost on a tax-equivalent basis using a federal tax rate of 21%, as of December 31, 2024:

	December 31,
	2024	2023	2022
	(Amounts In Thousands)
Carrying value:
U.S. Treasury	$288,462	$422,490	$445,392
Other securities (FHLB, FHLMC and FNMA)	14,848	33,049	31,934
Stock of the Federal Home Loan Bank	28,024	15,746	6,461
Mortgage-backed securities and collateralized mortgage obligations	278,090	60,929	50,196
State and political subdivisions	362,736	262,953	248,582
	$972,160	$795,167	$782,565

	December 31, 2024
	Carrying Value	Weighted Average Yield
	(Amounts In Thousands)
U.S. Treasury
Within 1 year	$67,134	2.26%
From 1 to 5 years	212,191	3.23
From 5 to 10 years	$9,137	3.84
	$288,462
Other securities (FHLB, FHLMC and FNMA), maturities:
Within 1 year	$14,848	0.39%

Stock of the Federal Home Loan Bank	$28,024	9.07%

State and political subdivisions, maturities:
Within 1 year	$34,756	3.81%
From 1 to 5 years	76,319	3.19
From 5 to 10 years	106,856	2.57
Over 10 years	144,805	4.99
	$362,736

Mortgage Backed Securities
From 1 to 5 years	$76,537	4.90%
From 5 to 10 years	158,777	4.14
Over 10 years	42,776	5.01
	$278,090
Total	$972,160

As of December 31, 2024, the Company held no investment securities exceeding 10% of stockholders’ equity, other than securities of the U.S. Government agencies and corporations.  The Company does not hold any investments in FNMA preferred stock, any pooled trust preferred stocks or other preferred stock type investments.  See Note 2 to the Company’s Consolidated Financial Statements.

During 2024, the major funding source for loans and other assets was from short-term borrowings, primarily federal funds purchased, in addition to FHLB borrowings.  In 2023, the major funding source of the growth in loans and other assets was from short-term borrowings in addition to FHLB borrowings.  Brokered deposits totaled $34.75 million and $24.22 million as of December 31, 2024 and 2023, respectively. Total advances from the FHLB were $127.05 million at December 31, 2024 and $296,648 million in 2023.  Total federal funds purchased were $437.64 million as of December 31, 2024 and none as of December 31, 2023. Total funds purchased from the Bank Term Funding program was $109.00 million as of December 31, 2024 and $219.00 million as December 31, 2023. The federal funds purchased and FHLB funding sources are considered when loan growth exceeds core deposit increases and the interest rates on funds borrowed from the FHLB or other sources are favorable compared to other funding alternatives.

Stockholders’ equity was $492.69 million at December 31, 2024 compared to $470.29 million at December 31, 2023.  The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section.  Over the last five years, the Company has realized cumulative earnings of $220.27 million and paid shareholders dividends of $46.14 million, or 20.95% of earnings, while maintaining capital ratios in excess of regulatory requirements.

The following table presents the return on average assets, return on average stockholders' equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Return on average assets	1.09%	0.92%	1.20%
Return on average stockholders' equity	10.00	8.63	11.32
Dividend payout ratio	21.11	25.38	19.48
Average stockholders' equity to average assets ratio	10.88	10.72	10.58

Net Income Overview

Net income and diluted earnings per share for the last three years are as presented below:

Year	Net Income	% (Decrease) Increase	Earnings Per Share - Diluted
	(In Thousands)
2024	$47,604	24.70%	$5.26
2023	$38,176	(20.06)%	$4.16
2022	47,753	(0.69)%	5.15
Net income for 2024 increased by $9.43 million or 24.70% and diluted earnings per share increased by 26.44%. In 2024, net interest income, before credit loss expense, increased by $1.94 million due to the following reasons: 1) increase in interest income of $32.52 million primarily due to higher loan and investment balances and higher interest rates; and 2) increase in interest expense of $30.58 million primarily due to increased interest rates on deposits and higher borrowings balances throughout 2024 compared to 2023. Noninterest income, excluding loss on sale of investment securities, increased by $3.43 million primarily due to increased trust fees and net gain on sale of loans. The credit loss expense decreased by $13.41 million and total noninterest expenses increased by $1.84 million primarily due to an increase in other noninterest expenses.

Annual fluctuations in the Company's net income are driven primarily by four factors. The first factor is credit loss expense. The majority of the Company's interest earning assets are in loans outstanding, which amounted to more than $3.438 billion at December 31, 2024. Credit loss expense was $2.21 million in 2024 compared to $15.62 million in 2023. The decrease in expense when compared to 2023 is primarily attributable to not having significant specific relationships with decreasing credit quality resulting in chargeoffs in 2024 when compared to 2023. Another factor leading to lower credit loss expense was decreased outstanding commitments which resulted in a lower allowance for credit losses on off-balance sheet credit exposures. The Company believes that credit loss expense is expected to be dependent on the Company's loan growth, local economic conditions, and asset quality.

The second factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Company's earnings assets.  Net interest income of $115.82 million for 2024 was derived from the Company’s $4.281 billion of average earning assets and its tax-equivalent net interest margin of 2.78%.  Average earning assets in 2023 were $4.056 billion and the tax-equivalent net interest margin was 2.86%. Net interest income for the Company increased primarily as a result of interest income on higher loan and investment balances and rates offset by increased interest expense from increased interest rates, including on borrowings, certificates of deposit, and interest-bearing deposits as well as higher balances of certificates of deposit and borrowings. The Company expects net interest compression to impact earnings for the foreseeable future due to competition for loans and deposits. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets, increasing yield on loans and the ongoing interest rate stance of the Federal Reserve Board.

The third factor affecting the Company’s net income is noninterest income, primarily the increase in trust fees. Trust fees were $15.26 million and $13.58 million for the years ended December 31, 2024 and 2023, respectively, an increase of 12.40%. This is primarily driven by the increase in assets under management of $0.267 billion from $2.645 billion as of December 31, 2023 to $2.912 billion as of December 31, 2024, an increase of 10.09%. See the Noninterest Income section later in Item 7.

The fourth factor affecting the Company’s net income is noninterest expenses, primarily the increase in other noninterest expenses. See the Noninterest Expenses section later in Item 7.

For the overview discussion of the comparison of the Company’s results of operations for the fiscal year ended December 31, 2023 to the year ended December 31, 2022, please refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 5, 2024.

Net Interest Income
Net interest income is the excess of the interest and fees received on interest-earning assets over the interest paid on the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and interest-bearing liabilities and the net interest margin.  The volume of average earning assets has continued to grow each year, primarily due to higher loan and investment balances in 2024. The volume of interest-bearing liabilities increased in 2024 primarily due to increased volume in certificates of deposit and borrowings. Increased interest rates led to increases in interest income as well as interest expense on interest-bearing deposits, certificates of deposit and borrowings. The net interest margin was 2.78% in 2024, 2.86% in 2023 and 3.00% in 2022. The measure is shown on a tax-equivalent basis using a rate of 21% for 2024, 2023 and 2022 to make the interest earned on taxable and nontaxable assets more comparable.  Interest income and expense for 2024, 2023 and 2022 are indicated on the following table:

	Years Ended December 31,
	2024	2023	2022
	(Amounts In Thousands)
Income:
Loans (1)	$179,600	$155,076	$115,919
Taxable securities	14,780	10,674	8,662
Nontaxable securities (1)	11,039	6,534	5,558
Interest-bearing cash and cash equivalents	1,355	829	2,889
Total interest income	$206,774	$173,113	$133,028
Expense:
Interest-bearing demand deposits	13,692	10,134	4,084
Savings deposits	9,614	7,721	3,173
Time deposits	37,598	22,539	8,561
Other short-term borrowings, including Bank Term Funding Program and federal funds purchased	16,556	11,330	267
FHLB borrowings	10,157	5,309	—
Total interest expense	$87,617	$57,033	$16,085
Net interest income	$119,157	$116,080	$116,943
(1)  Presented on a tax equivalent basis using a rate of 21% for 2024, 2023 and 2022. Interest income includes certain loan origination and document preparation fees, which comprise approximately 1.4% of the amounts indicated.

Net interest income on a tax-equivalent basis changed in 2024 as follows:

	Change In	Change In	Increase (Decrease)
	Average Balance	Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$148,989	0.51%	$8,124	$16,784	$24,908
Taxable securities	(2,011)	0.68	337	3,769	4,106
Nontaxable securities	70,496	0.83	1,863	2,258	4,121
Interest-bearing cash and cash equivalents	7,625	0.53	399	127	526
	$225,099		$10,723	$22,938	$33,661
Interest expense:
Interest-bearing demand deposits	$(43,613)	0.43%	$433	$(3,990)	$(3,557)
Savings deposits	(97,106)	0.30	23	(1,917)	(1,894)
Time deposits	173,735	1.06	(5,347)	(9,712)	(15,059)
Other short-term borrowings, including Bank Term Funding Program and federal funds purchased	118,583	(0.31)	(5,048)	(178)	(5,226)
FHLB borrowings	96,973	(0.33)	(5,485)	637	(4,848)
	$248,572		$(15,424)	$(15,160)	$(30,584)
Change in net interest income			$(4,701)	$7,778	$3,077

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Net interest income on a tax equivalent basis changed in 2023 as follows:

	Change In Average Balance	Change In Average Rate	Increase (Decrease)
			Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$449,881	0.64%	$17,884	$21,404	$39,288
Taxable securities	38,655	0.22	860	1,152	2,012
Nontaxable securities	657	0.39	15	832	847
Interest-bearing cash and cash equivalents	(337,285)	4.47	(2,761)	701	(2,060)
	$151,908		$15,998	$24,089	$40,087
Interest expense:
Interest-bearing demand deposits	$(143,663)	0.68%	$530	$(6,580)	$(6,050)
Savings deposits	(173,148)	0.51	481	(5,028)	(4,547)
Time deposits	175,967	1.52	(2,657)	(11,322)	(13,979)
Other short-term borrowings, including Bank Term Funding Program and federal funds purchased	210,608	0.60	(9,870)	(1,287)	(11,157)
FHLB borrowings	92,330	5.50	(5,215)	—	(5,215)
	$162,094		$(16,731)	$(24,217)	$(40,948)
Change in net interest income			$(733)	$(128)	$(861)

A summary of the average yields, average rates paid, net interest spread and margin is as follows:

	Years Ended December 31,
	2024	2023	2022
Average yields:
Loans (1)	5.30%	4.78%	4.14%
Loans (tax equivalent basis) (1)	5.31	4.80	4.16
Taxable securities	2.57	1.89	1.67
Nontaxable securities	2.65	2.01	1.71
Nontaxable securities (tax equivalent basis)	3.47	2.64	2.25
Interest-bearing cash and cash equivalents	5.82	5.32	0.82
Federal funds sold	4.24	1.51	0.31
Average rates paid:
Interest-bearing demand deposits	1.49	1.05	0.37
Savings deposits	1.08	0.78	0.27
Time deposits	4.09	3.03	1.51
Short-term borrowings	4.97	5.29	4.69
FHLB borrowings	5.22	5.55	—
Yield on average interest-earning assets	4.82	4.27	3.41
Rate on average interest-bearing liabilities	2.68	1.90	0.57
Net interest spread (2)	2.14	2.37	2.84
Net interest margin (3)	2.78	2.86	3.00

(1)Non-accruing loans have been included in the average loan balances for purposes of this computation.
(2)Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 21% for 2024, 2023 and 2022.  The net interest spread decreased 23 basis points in 2024 compared to 2023 and the net interest spread decreased 47 basis points compared to 2022.
(3)Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.  The net interest margin decreased 8 basis points in 2024.  The net interest margin decreased 14 basis points in 2023 compared to 2022.

The Federal Open Market Committee met eight times during 2024. The federal funds target rate decreased to 4.50% as of December 31, 2024 from 5.50% as of December 31, 2023. Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate.  In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  As of December 31, 2024, the average rate indexes for the one, three and five year indexes were 4.16%, 4.27% and 4.38%, respectively.  The one year index decreased 13.15% from December 31, 2023, the three year index increased 6.48% and the five year index increased 14.06%.

Current Expected Credit Losses and Allowance for Credit Losses (ACL)

Credit loss expense was $2.21 million for the year ended December 31, 2024 compared to expense of $15.62 million in 2023, a decrease of expense of $13.41 million. The credit loss expense includes a reduction of expense of $2.21 million related to the ACL on off-balance sheet credit exposures for the year ended December 31, 2024 compared to $0.68 million expense for 2023. Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio. Also, under CECL, a significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment and National real gross domestic product (GDP). The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions and asset quality. The percentage of the allowance to outstanding loans was 1.48% and 1.44% at December 31, 2024 and 2023, respectively.  The credit loss expense was $2.21 million in 2024, $15.62 million in 2023 and $6.34 million in 2022.  Loan charge-offs net of recoveries were $2.89 million in 2024, loan charge-offs net of recoveries were $6.97 million in 2023 and loan recoveries net of charge-offs were $0.21 million in 2022. Management has determined that the allowance for credit losses was appropriate at December 31, 2024, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for credit losses is based on a comprehensive and well-documented applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans and overall levels of net charge-offs. However, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ACL and make additional provisions in future periods as deemed necessary.

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

The Bank regularly reviews loans in the portfolio and assesses whether the loans are nonperforming. If the loans are nonperforming, the Bank determines if a specific reserve is appropriate.  In addition, the Bank's management also reviews and, where determined necessary, provides allowances for particular loans based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk, including loans that have been modified.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans decreased $6.85 million from December 31, 2023 to December 31, 2024.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and loans made to borrowers with financial difficulties. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 0.97% of loans held for investment as of December 31, 2024 and 1.17% as of December 31, 2023. The decrease in collateral-dependent loans is primarily due to a decrease in nonaccrual loans of $6.96 million. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans. A description of the Bank's credit quality indicators are discussed in Note 3 to the Company's Consolidated Financial Statements.

The following table summarizes the Company's collateral dependent loans and non-performing assets as of December 31 for each of the years presented:

	2024	2023	2022	2021	2020
	(Amounts In Thousands)
Nonaccrual loans	$23,926	$30,888	$6,815	$8,491	$8,849
Accruing loans past due 90 days or more (1)	866	545	553	201	1,056
Loans with specific reserves, credit cards for 2024	192	1,665	307	20	573
Loan modifications to borrowers experiencing financial difficulties	6,741	4,087	—	—	—
2024-2023 Other non-performing loans; 2022 and prior former troubled debt restructurings ("TDR loans")(2)	1,770	3,159	5,905	7,921	10,251
Total non-performing loans	$33,495	$40,344	$13,580	$16,633	$20,729
Other real estate	1,035	—	—	—	—
Non-performing assets (includes collateral dependent loans and other real estate)	$34,530	$40,344	$13,580	$16,633	$20,729
Loans held for investment	$3,438,171	$3,438,423	$3,108,113	$2,660,233	$2,710,144
Ratio of allowance for credit losses to loans held for investment	1.48%	1.44%	1.33%	1.33%	1.37%
Ratio of allowance for credit losses to non-performing loans	152.08	122.47	305.15	213.25	178.83
Ratio of non-performing loans to total loans held for investment	0.97	1.17	0.44	0.63	0.76
Ratio of non-performing assets to total assets	0.75	0.93	0.34	0.41	0.55

(1)The accruing loans past due 90 days or more are still believed to be adequately collateralized. Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.
(2)Total TDR loans were $7.66, $10.20, and $13.22 million as of December 31, 2022, 2021, and 2020, respectively.  Included in the total nonaccrual loans were $1.75, $2.28, and $2.97 million of TDR loans as of December 31, 2022, 2021, and 2020, respectively.

The ratio of allowance for credit losses to non-performing loans increased to 152.08% as of December 31, 2024 compared to 122.47% as of December 31, 2023.  The increase in 2024 is primarily due to the slight increase in the allowance for credit losses and the decrease in nonaccrual loans compared to 2023. The ratio of non-performing loans to total gross loans was 0.97% and 1.17% at December 31, 2024 and 2023, respectively.  The decrease in the 2024 ratio is primarily due to the decrease in nonaccrual loans.

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments.  The Company also considers the state of the total economy including unemployment levels.  In most instances, the borrowers have used in their rental projections of income at least a 10% vacancy rate.  As of December 31, 2024, the unemployment levels in Johnson County and Linn County were 2.2% and 3.2%, respectively, compared to 2.0% and 3.0% in December of 2023.  These levels compare favorably to the State of Iowa at 3.2% and the national unemployment level at 4.1% in December 2024 compared to 3.2% and 3.7%, respectively in December 2023.

The residential rental vacancy rates in 2023 and 2024 in Johnson and Linn County were estimated between 6.0% and 8.0%. The State of Iowa vacancy rate is 8.4% and the national rate is 6.9% with the Midwest rate at 7.2%.  These vacancy rates one year ago were 7.9%, 6.6% and 6.8%, respectively, so are slightly elevated compared to the prior year.  The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio. Vacancy rates may continue to rise in 2025 and affect the overall quality of the loan portfolio.

See Note 3 to the Company's Consolidated Financial Statements for additional disclosures on loans.

SUMMARY OF CREDIT LOSS EXPERIENCE ON LOANS

The allowance for credit losses is also affected by the charge-offs and recoveries for the periods presented.  For the years ended December 31, 2024, 2023 and 2022, recoveries were $3.99 million, $1.67 million, and $2.42 million, respectively; charge-offs were $6.88 million, $8.64 million, and $2.21 million in 2024, 2023 and 2022, respectively.

Overall credit quality may deteriorate in 2025.  Such deterioration could cause increases in non-performing loans, allowance for credit losses, credit loss expense and net charge-offs.  Management will monitor changing market conditions as a part of its allowance for credit loss methodology.  The following table summarizes the Bank's credit loss experience on loans for the years ended December 31 for each of the years presented:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2024
Allowance for credit losses:
Beginning balance	$2,516	$8,750	$6,482	$3,429	$18,552	$8,156	$1,525	$49,410
Charge-offs	(669)	(2,568)	(739)	(39)	(1,151)	(224)	(1,490)	(6,880)
Recoveries	100	1,197	886	37	964	430	378	3,992
Credit loss (benefit) expense	(1,273)	2,838	(4,236)	(175)	4,564	1,991	709	4,418
Ending balance	$674	$10,217	$2,393	$3,252	$22,929	$10,353	$1,122	$50,940

Net charge-offs/(net recoveries) to average net loans outstanding	0.49%	0.45%	(0.04)%	—%	0.01%	(0.02)%	1.34%	0.08%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2023
Allowance for credit losses:
Beginning balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440
Charge-offs	(781)	(3,214)	(2,066)	(21)	(467)	(869)	(1,219)	(8,637)
Recoveries	72	556	13	56	446	256	267	1,666
Credit loss (benefit) expense	683	5,149	4,346	405	4,365	(647)	640	14,941
Ending balance	$2,516	$8,750	$6,482	$3,429	$18,552	$8,156	$1,525	$49,410

Net charge-offs/(net recoveries) to average net loans outstanding	0.62%	0.92%	0.60%	(0.01)%	—%	0.07%	1.11%	0.21%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2022
Allowance for credit losses:
Beginning balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470
Charge-offs	(357)	(447)	—	(40)	(729)	(51)	(589)	(2,213)
Recoveries	83	584	48	296	898	361	153	2,423
Credit loss (benefit) expense	555	1,853	1,841	(700)	2,541	(1,392)	1,062	5,760
Ending balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440

Net charge-offs/(net recoveries) to average net loans outstanding	0.25%	(0.06)%	(0.02)%	(0.10)%	(0.01)%	(0.04)%	0.52%	(0.01)%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2021
Allowance for credit losses:
Beginning balance	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070
Impact of adopting ASC 326	(328)	298	327	763	522	1,396	(232)	2,746
Charge-offs	(106)	(136)	(3)	(1)	(482)	(265)	(323)	(1,316)
Recoveries	142	1,103	94	25	964	263	152	2,743
Credit loss (benefit) expense	45	(1,881)	(437)	(1,527)	(1,874)	(311)	212	(5,773)
Ending balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470

Net charge-offs/(net recoveries) to average net loans outstanding	(0.04)%	(0.38)%	(0.05)%	(0.01)%	(0.05)%	—%	0.20%	(0.05)%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2020
Allowance for loan losses:
Beginning balance	$2,400	$4,988	$2,599	$3,950	$10,638	$7,859	$1,326	$33,760
Charge-offs	(43)	(1,425)	(43)	(1)	(738)	(291)	(381)	(2,922)
Recoveries	63	670	118	10	784	49	180	1,874
Provision	88	652	(355)	214	1,684	1,798	277	4,358
Ending balance	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070

Net charge-offs/(net recoveries) to average net loans outstanding	(0.02)%	0.30%	(0.04)%	—%	—%	0.03%	0.24%	0.04%

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

The following table presents the allowance for credit losses by type of loans, the percentage of the allocation for each category to the total allowance and the percentage of all loans in each category to total loans as of December 31, 2024, 2023, 2022, 2021 and 2020:

	2024			2023
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$674	1.32%	3.45%	$2,516	5.09%	3.37%
Commercial and financial	10,217	20.06	8.69	8,750	17.71	8.93
Real estate:
Construction, 1 to 4 family residential	280	0.55	2.31	1,113	2.25	2.33
Construction, land development and commercial	2,113	4.15	8.13	5,369	10.87	9.13
Mortgage, farmland	3,252	6.38	8.02	3,429	6.94	8.18
Mortgage, 1 to 4 family first liens	18,210	35.75	34.15	14,664	29.68	35.52
Mortgage, 1 to 4 family junior liens	4,719	9.26	4.12	3,888	7.87	4.20
Mortgage, multi-family	2,828	5.55	14.33	4,255	8.61	13.70
Mortgage, commercial	7,525	14.77	14.49	3,901	7.90	12.12
Loans to individuals	1,109	2.18	1.03	1,247	2.52	1.17
Obligations of state and political subdivisions	13	0.03	1.28	278	0.56	1.35
	$50,940	100.00%	100.00%	$49,410	100.00%	100.00%

	2022			2021
Agricultural	$2,542	6.13%	3.63%	$2,261	6.37%	4.02%
Commercial and financial	6,259	15.10	8.67	4,269	12.04	8.35
Real estate:
Construction, 1 to 4 family residential	1,111	2.68	2.97	818	2.31	3.03
Construction, land development and commercial	3,078	7.43	6.31	1,482	4.18	4.77
Mortgage, farmland	2,989	7.21	8.25	3,433	9.68	8.75
Mortgage, 1 to 4 family first liens	11,147	26.91	36.40	8,340	23.52	34.19
Mortgage, 1 to 4 family junior liens	3,061	7.39	4.02	3,158	8.90	4.30
Mortgage, multi-family	4,435	10.70	14.06	3,715	10.47	14.39
Mortgage, commercial	4,981	12.02	12.96	6,783	19.12	15.09
Loans to individuals	1,397	3.37	1.18	771	2.17	1.23
Obligations of state and political subdivisions	440	1.06	1.55	440	1.24	1.88
	$41,440	100.00%	100.00%	$35,470	100.00%	100.00%

	2020
	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)
Agricultural	$2,508	6.77%	3.50%
Commercial and financial	4,885	13.18	10.56
Real estate:
Construction, 1 to 4 family residential	907	2.45	2.62
Construction, land development and commercial	1,412	3.81	4.13
Mortgage, farmland	4,173	11.26	9.12
Mortgage, 1 to 4 family first liens	10,871	29.32	32.92
Mortgage, 1 to 4 family junior liens	1,497	4.04	4.72
Mortgage, multi-family	4,462	12.04	13.80
Mortgage, commercial	4,953	13.36	15.39
Loans to individuals	752	2.03	1.16
Obligations of state and political subdivisions	650	1.74	2.08
	$37,070	100.00%	100.00%

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

Noninterest Income

The following table sets forth the various categories of noninterest income for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,			$ Change		% Change
	2024	2023	2022	2024/2023	2023/2022	2024/2023	2023/2022
	(Amounts in thousands)
Net gain on sale of loans	$2,342	$1,541	$1,517	$801	$24	51.98%	1.58%
Trust fees	15,261	13,578	12,284	1,683	1,294	12.40	10.53
Service charges and fees	12,923	12,946	12,646	(23)	300	(0.18)	2.37
Other noninterest income	1,512	541	1,333	971	(792)	179.48	(59.41)
Loss on sale of investment securities	(5,217)	$—	$—	(5,217)	—	—	—
	$26,821	$28,606	$27,780	$(1,785)	$826	(6.24)%	2.97%

The noninterest income of the Company was $26.82 million in 2024 compared to $28.61 million in 2023.  The decrease of $1.79 million in 2024 was the result of a combination of factors discussed below.

The net gain on the sale of loans was $2.34 million and $1.54 million for the years ended December 31, 2024 and 2023, respectively, an increase of 51.98% for the year ended December 31, 2024 compared to the same period in 2023. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates as well as the current origination and refinancing activity. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees were $15.26 million and $13.58 million for the years ended December 31, 2024 and 2023, respectively, an increase of 12.40% for the year ended December 31, 2024 compared to the same period in 2023. This is primarily driven by the increase in assets under management of $0.267 billion from $2.645 billion as of December 31, 2023 to $2.912 billion as of December 31, 2024 and increased investment transaction activity. The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 68% of assets under management. In 2024, the Dow Jones Industrial Average increased 12.88%.

Other noninterest income increased $0.97 million in 2024 primarily due to the recognition of approximately $1.1 million of incentive and marketing bonuses from the VISA payment network growth agreement.

The Company completed a balance sheet repositioning related to its investment securities portfolio in December 2024. This consisted of the sale of lower-yielding AFS debt securities with an amortized cost of $135.05 million, resulting in a pre-tax realized loss on the sale of $5.22 million, which was recorded in December of 2024. All of the proceeds from the sale of these securities were used to purchase AFS debt securities at higher yields to improve income going forward, while maintaining the liquidity provided by the investment portfolio.

Other noninterest income categories experienced marginal period-to-period fluctuations for the year ended December 31, 2024.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the year ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,			$ Change		% Change
	2024	2023	2022	2024/2023	2023/2022	2024/2023	2023/2022
	(Amounts in thousands)
Salaries and employee benefits	$44,548	$44,897	$43,468	$(349)	$1,429	(0.78)%	3.29%
Occupancy	4,266	4,408	4,549	(142)	(141)	(3.22)	(3.10)
Furniture and equipment	6,757	6,835	6,937	(78)	(102)	(1.14)	(1.47)
Office supplies and postage	2,043	1,879	1,837	164	42	8.73	2.29
Advertising and business development	2,970	2,851	2,576	119	275	4.17	10.68
Outside services	14,021	13,791	12,766	230	1,025	1.67	8.03
FDIC insurance assessment	1,922	1,807	1,079	115	728	6.36	67.47
Other noninterest expense	3,706	1,929	2,363	1,777	(434)	92.12	(18.37)
	$80,233	$78,397	$75,575	$1,836	$2,822	2.34%	3.73%

Total noninterest expenses were $80.23 million and $78.40 million for the years ended December 31, 2024 and 2023, respectively.  The increase is $1.84 million or 2.34% in 2024 and an increase of $2.82 million or 3.73% in 2023.

Other noninterest expenses increased $1.78 million or 92.12% in 2024. The primary reasons for the increase are increased deferred compensation expense of $0.62 million from the increased stock price valuation, increased operating losses from fraudulent ATM and debit card activities of $0.41 million, and the loss on disposal of property of $0.62 million.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the year ended December 31, 2024.

Income Taxes

Income tax expense was $12.60 million, $10.30 million, and $13.11 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company's income tax expense in 2022 included a one-time increase in state income tax expense related to the 2022 enactment of changes in the Iowa bank franchise tax rates. This legislation reduces the Iowa bank franchise tax rate applied to apportioned income for 2023 and future years and required the Company to reduce net deferred tax assets and increase income tax expense. Income taxes as a percentage of income before income taxes were 20.93% in 2024, 21.24% in 2023 and 21.55% in 2022.  The amount of tax credits were $0.48 million for 2024, 2023, and 2022.

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

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. Deposit inflows and outflows can vary widely based on prevailing market interest rates, competition, economic conditions, our business customers' liquidity needs and by recent developments in the financial services industry. Uninsured deposits as of December 31, 2024 and 2023 were approximately $719.62 million and $693.83 million, respectively, which comprised 21.51% and 21.14% of total deposits.

As of December 31, 2024, the Company had additional borrowing capacity available from the FHLB of $432.02 million. The Company had $127.05 million outstanding in FHLB borrowings as of December 31, 2024 with maturities through 2027. The Company also had $437.64 million outstanding in FHLB federal funds purchased as of December 31, 2024. In addition, the Company had $175.00 million in borrowing capacity available through secured and unsecured lines of credit with correspondent banks with no borrowings under those federal funds lines as of December 31, 2024. The Company had $109.00 million outstanding in Bank Term Funding Program borrowings as of December 31, 2024. Finally, the Company had $109.09 million in borrowing capacity available through the Federal Reserve Discount Window with no borrowings as of December 31, 2024.

On an unconsolidated basis, the Company had cash balances of $1.90 million as of December 31, 2024.  In 2024, the Company received dividends of $23.55 million from its subsidiary Bank and used those funds to pay dividends to its stockholders of $10.05 million and to fund purchases of treasury stock under the 2005 Stock Repurchase Program.  The total purchase of treasury stock under the 2005 Stock Repurchase Program totaled $12.90 million and $7.71 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, stockholders' equity, before deducting for the maximum cash obligation related to the ESOP, was $540.94 million and $515.14 million, respectively.  This measure of stockholders’ equity as a percent of total assets was 11.79% at December 31, 2024 and 11.87% at December 31, 2023.  As of December 31, 2024, total equity, after deducting the maximum cash value related to the ESOP, was 10.74% of assets compared to 10.83% of assets at the prior year end.

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

On a consolidated basis, 2024 cash flows from operations provided $55.54 million, proceeds from maturities of investments available for sale provided $243.71 million and proceeds from FHLB borrowings, federal funds purchased and Bank Term Funding Program borrowings provided $413.26 million. These cash flows were invested $542.83 million in purchases of investment securities and $3.66 million of loans made to customers. In addition, $4.50 million was used to purchase property and equipment.

The Bank has a contingency funding plan to address liquidity issues in times of crisis.  The primary source of funding will be the Bank’s customer deposit base.  The Bank has established alternative sources of funding available to increase liquidity.  The availability of the funding sources is tested on an annual basis.  The Bank performs quarterly stress testing to determine if the Bank has an appropriate amount of funding sources to address potential liquidity needs. At December 31, 2024, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $600.64 million (see Note 16 to the Company's Consolidated Financial Statements).  Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements.  Another liquidity source includes obtaining additional funds from the Federal Home Loan Bank (FHLB).  As of December 31, 2024, the Bank can obtain an additional $432.02 million from the FHLB based on the current real estate mortgage loans held.  In addition, the Bank has arranged $175.00 million of credit lines at three banks.  The borrowings under these credit lines would be secured by the Bank’s investment securities. Other liquidity sources include a $109.09 million line of credit with the Federal Reserve Bank of Chicago, and various sources of brokered deposits.

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank borrowings during 2024, 2023 and 2022:

	2024	2023	2022
	(Amounts In Thousands)
Outstanding balance as of December 31	$127,050	$296,648	$40,000
Weighted average interest rate at year end	5.22%	5.55%	4.62%
Maximum month-end balance	359,895	296,648	40,000
Average month-end balance	191,346	94,413	2,043
Weighted average interest rate for the year	5.22%	5.55%	4.62%

The following tables show outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and bank term funding program borrowings during 2024, 2023 and 2022:

	2024	2023	2022
Bank Term Funding Program	(Amounts In Thousands)
Outstanding balance as of December 31	$109,000	$219,000	$—
Weighted average interest rate at year end	4.77%	5.29%	—%
Maximum month-end balance	219,000	219,000	—
Average month-end balance	214,726	8,900	—
Weighted average interest rate for the year	4.77%	5.29%	—%

Federal Funds Purchased
Outstanding balance as of December 31	$437,636	$—	$82,061
Weighted average interest rate at year end	5.31%	—%	4.73%
Maximum month-end balance	437,636	286,119	82,061
Average month-end balance	118,113	205,315	3,648
Weighted average interest rate for the year	5.31%	5.31%	4.73%

The Bank has off-balance sheet commitments to fund additional borrowings of customers.  Contractual commitments to fund loans are met from the proceeds of federal funds sold or investment securities and additional borrowings.  Many of the contractual commitments to extend credit will not be funded because they represent the credit limits on credit cards and home equity lines of credits.

As disclosed in Note 16 to the Company's Consolidated Financial Statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2024:

	Payments Due By Period
	(Amounts In Thousands)
	Total	Less Than One Year	One - Three Years	Three - Five Years	More Than Five Years
Contractual obligations:
Long-term debt obligations	$673,686	$633,686	$40,000	$—	$—
Operating lease obligations	1,316	315	640	361	—
Total contractual obligations:	$675,002	$634,001	$40,640	$361	$—
Other commitments:
Lines of credit	$586,775	$369,430	$180,120	$35,048	$2,177
Standby letters of credit	13,867	6,893	2,380	594	4,000
Total other commitments	$600,642	$376,323	$182,500	$35,642	$6,177

The Company and the Bank have no additional material commitments or plans that will materially affect liquidity or capital resources.  Property and equipment may be acquired in cash purchases, or they may be financed if favorable terms are available.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is to changes in interest rates.  Interest rate risk is the risk to current or anticipated earnings or capital arising from movements in interest rates.  Interest rate risk arises from repricing risk, basis risk, yield curve risk and options risk.  Repricing risk is the difference between the timing of rate changes and the timing of cash flows.  Basis risk is the difference from changing rate relationships among different yield curve affecting Bank activities.  Yield curve risk is the difference from changing rate relationships across the spectrum of maturities.  Option risk is the difference resulting from interest-related options embedded in Bank products. The Bank’s primary source of interest rate risk exposure arises from repricing risk. To measure this risk the Bank uses a static gap measurement system that identifies the repricing gaps across the full maturity spectrum of the Bank’s assets and liabilities and an earnings simulation approach.  The gap schedule is known as the interest rate sensitivity report.  The report reflects the repricing characteristics of the Bank’s assets and liabilities.  The report details the calculation of the gap ratio.  This ratio indicated the amount of interest-earning assets repricing within a given period in comparison to the amount of interest-bearing liabilities repricing within the same period of time.  A gap ratio of 1.0 indicates a matched position, in which case the effect on net interest income due to interest rate movements will be minimal.  A gap ratio of less than 1.0 indicates that more liabilities than assets reprice within the time period, and a ratio greater than 1.0 indicates that more assets reprice than liabilities.

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

	Repricing
	Maturities	Days				More Than
	Immediately	2-30	31-90	91-180	181-365	One Year	Total
	(Amounts in Thousands)
Earning assets:
Excess Cash	$82,077	$—	$—	$—	$—	$—	$82,077
Federal funds sold	227	—	—	—	—	—	227
Investment securities	—	21,217	38,009	53,134	4,973	854,827	972,160
Loans	13,045	317,230	134,121	237,087	283,086	2,453,602	3,438,171
Total earning assets	95,349	338,447	172,130	290,221	288,059	3,308,429	4,492,635
Sources of funds:
Interest-bearing checking and savings accounts	102,638	—	—	—	—	1,734,952	1,837,590
Certificates of deposit	—	127,492	239,082	320,151	199,937	40,838	927,500
FHLB borrowings	—	—	—	—	—	127,050	127,050
Short-term borrowings	546,636	—	—	—	—	—	546,636
	649,274	127,492	239,082	320,151	199,937	1,902,840	3,438,776
Other sources, primarily noninterest-bearing	—	—	—	—	—	1,054,828	1,054,828
Total sources	649,274	127,492	239,082	320,151	199,937	2,957,668	4,493,604
Interest
Rate Gap	$(553,925)	$210,955	$(66,952)	$(29,930)	$88,122	$350,761	$(969)
Cumulative Interest
Rate Gap at December 31, 2024	$(553,925)	$(342,970)	$(409,922)	$(439,852)	$(351,730)	$(969)
Gap Ratio	0.15	2.65	0.72	0.91	1.44	1.12
Cumulative Gap Ratio	0.15	0.56	0.60	0.67	0.77	1.00

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

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$655,030	$355,676	$406,103	$291,710	$300,851	$298,540	$2,307,910	$1,967,384
Average interest rate	6.10%	4.64%	4.68%	6.54%	6.01%	4.92%	5.52%
Loans, variable:
Balance	$263,016	$141,537	$162,385	$180,875	$153,640	$228,808	$1,130,261	$1,283,588
Average interest rate	5.29%	3.75%	4.04%	5.50%	5.27%	4.37%	4.76%
Investments (1):
Balance	$206,451	$69,602	$90,381	$103,568	$101,496	$400,662	$972,160	$972,160
Average interest rate	3.75%	2.08%	3.92%	4.16%	3.86%	4.09%	3.85%
Liabilities:
Liquid deposits (2):
Balance	$—	$—	$—	$—	$—	$—	$1,837,590	$1,837,763
Average interest rate	—%	—%	—%	—%	—%	—%	1.34%
Deposits, certificates:
Balance	$886,048	$19,838	$13,835	$7,203	$576	$—	$927,500	$929,967
Average interest rate	4.10%	1.58%	1.52%	1.77%	0.78%	—%	3.99%

(1)Includes all available-for-sale investments, federal funds and Federal Home Loan Bank stock.
(2)Includes NOW and other demand, savings and money market funds.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included on pages 57 through 118.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
Hills Bancorporation
Hills, Iowa

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hills Bancorporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2025, expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

Description of the Matter

The Company’s allowance for credit losses on loans (the “ACL”) was $50.9 million at December 31, 2024. As more fully described in Notes 1 and 3 to the financial statements, the ACL is an estimate of lifetime expected credit losses. The Company uses a discounted cash flow (DCF) model to estimate expected losses for most of the Company’s loan pools that exhibit similar risk characteristics. This model calculates an expected loss percentage for each loan class by considering the probability of default, using life-of-loan analysis periods for all loan segments, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan class. For each of these loan pools, the Company generates cash flow projections at the instrument level adjusting payment expectations for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan pools. Management utilizes a qualitative factor framework to provide a qualitative estimate of the expected credit losses inherent in the loan portfolio in relation to potential limitations of the quantitative model. Loans that do not share risk characteristics are evaluated on an individual basis.

We identified the qualitative adjustment component of the ACL as a critical audit matter. The principal considerations for our determination included the high degree of subjectivity, particularly as it relates to the qualitative factor framework included in the ACL and the overall aggregation of qualitative factors, and therefore, applying audit procedures required a higher degree of auditor judgement and subjectivity.

How We Addressed the Matter in Our Audit

The primary procedures we performed related to this critical audit matter included:

•Obtained an understanding of the Company’s process for establishing the qualitative adjustment estimation process used in the ACL, including the key assumptions used to develop the qualitative adjustment framework.

•Obtained an understanding and evaluated and tested the design and operating effectiveness of controls relating to management’s estimate of the ACL, including controls over:

◦The completeness and accuracy of loan data; and

◦The identification of key qualitative factors, including whether the key qualitative factor adjustments are adequately supported and accurately applied.

•Evaluated the reasonableness of the key assumptions and data used to develop the qualitative adjustment framework, including considering the key data’s completeness and accuracy within the model.

•Evaluated the mathematical accuracy of the ACL model used, as well as the method for developing the qualitative adjustments.

•Evaluated the reasonableness of the overall ACL amount, including model estimates and qualitative adjustments, and whether the recorded ACL appropriately reflects expected credit losses on the loan portfolio. We reviewed historical loss statistics and peer-bank information and considered whether they corroborate or contradict the Company’s measurement of the ACL.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2012.

Springfield, Missouri

March 14, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
Hills Bancorporation
Hills, Iowa

Opinion on the Internal Control over Financial Reporting

We have audited Hills Bancorporation’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

•The Company did not maintain effective controls, including certain management review controls and activity-level controls, over the period-end financial reporting process.

•The Company did not maintain effective controls over the segregation of duties, review, posting, and approval of manual journal entries.

•The Company did not maintain effective controls over the review, analysis, approval, and disclosure of related party transactions.

These material weaknesses were considered in determining the nature, timing, and extent of auditing procedures applied in our audit of the Company’s consolidated financial statements, and this report does not affect our report dated March 14, 2025, on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024 and 2023, and for each of the years in the three-year period ended December 31, 2024, and our report dated March 14, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Springfield, Missouri

March 14, 2025

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023
(Amounts In Thousands, Except Shares)

ASSETS	2024	2023
Cash and cash equivalents	$123,399	$59,482
Investment securities available for sale at fair value (amortized cost 2024 $979,855; 2023 $814,839) (Notes 1, 2 and 14)	944,136	779,421
Stock of Federal Home Loan Bank	28,024	15,746
Loans held for sale	3,971	2,023
Loans, net of allowance for credit losses (2024 $50,940; 2023 $49,410) (Notes 1, 3, and 13)	3,387,521	3,389,372
Property and equipment, net (Note 4)	35,868	34,230
Tax credit real estate	8,854	7,910
Accrued interest receivable	21,403	19,786
Deferred income taxes, net (Notes 1 and 11)	21,132	21,271
Goodwill	2,500	2,500
Other assets	11,434	9,926
Total Assets	$4,588,242	$4,341,667
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$581,043	$600,398
Interest-bearing deposits (Note 6)	2,765,090	2,682,382
Total deposits	3,346,133	3,282,780
Other short-term borrowings, including Bank Term Funding Program and federal funds purchased (Note 7)	546,636	219,000
Federal Home Loan Bank borrowings (Note 8)	127,050	296,648
Accrued interest payable	9,912	6,102
Allowance for credit losses on off-balance sheet credit exposures	2,900	5,110
Other liabilities	14,667	16,888
Total Liabilities	4,047,298	3,826,528
Commitments and Contingencies (Notes 10 and 16)
Redeemable Common Stock Held By Employee Stock
Ownership Plan (ESOP) (Note 10)	48,257	44,853
Stockholders' Equity (Note 12)
Common stock, no par value; authorized 20,000,000 shares; issued 2024 10,346,920 shares; 2023 10,345,832 shares	—	—
Paid in capital	64,644	63,827
Retained earnings	578,882	541,329
Accumulated other comprehensive loss (Note 9)	(27,300)	(27,176)
Treasury stock at cost (2024 1,377,498 shares; 2023 1,210,112 shares)	(75,282)	(62,841)
Total Stockholders' Equity	540,944	515,139
Less maximum cash obligation related to ESOP shares (Note 10)	48,257	44,853
Total Stockholders' Equity Less Maximum Cash Obligations Related To ESOP Shares	492,687	470,286
Total Liabilities & Stockholders' Equity	$4,588,242	$4,341,667

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2024, 2023 and 2022
(Amounts In Thousands, Except Per Share Amounts)

	2024	2023	2022
Interest income:
Loans, including fees	$179,570	$154,675	$115,396
Investment securities:
Taxable	14,780	10,674	8,662
Nontaxable	7,735	4,741	4,140
Federal funds sold	1,355	829	2,889
Total interest income	203,440	170,919	131,087
Interest expense:
Deposits	60,904	40,394	15,818
Other short-term borrowings	16,556	11,330	173
FHLB borrowings	10,157	5,309	94
Total interest expense	87,617	57,033	16,085
Net interest income	115,823	113,886	115,002
Credit loss expense (Note 3)	2,208	15,621	6,340
Net interest income after credit loss expense	113,615	98,265	108,662
Noninterest income:
Net gain on sale of loans	2,342	1,541	1,517
Trust fees	15,261	13,578	12,284
Service charges and fees	12,923	12,946	12,646
Other noninterest income	1,512	541	1,333
Loss on sale of investment securities	(5,217)	—	—
	26,821	28,606	27,780
Noninterest expenses:
Salaries and employee benefits	44,548	44,897	43,468
Occupancy	4,266	4,408	4,549
Furniture, equipment and software	6,757	6,835	6,937
Office supplies and postage	2,043	1,879	1,837
Advertising and business development	2,970	2,851	2,576
Outside services	14,021	13,791	12,766
FDIC insurance assessment	1,922	1,807	1,079
Other noninterest expenses	3,706	1,929	2,363
	80,233	78,397	75,575
Income before income taxes	60,203	48,474	60,867
Income taxes (Note 11)	12,599	10,298	13,114
Net income	$47,604	$38,176	$47,753
Earnings per share:
Basic	$5.26	$4.16	$5.15
Diluted	5.26	4.16	5.15

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2024, 2023 and 2022
(Amounts In Thousands)

	2024	2023	2022
Net income	$47,604	$38,176	$47,753
Other comprehensive income (loss)
Securities:
Net change in unrealized gain (loss) on securities available for sale	(5,518)	18,780	(56,166)
Reclassification adjustment for net losses realized in net income	5,217	—	—
Income taxes	71	(4,719)	13,629
Other comprehensive income (loss) on securities available for sale	(230)	14,061	(42,537)
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	141	(233)	—
Income taxes	(35)	56	—
Other comprehensive gain (loss) on cash flow hedges	106	(177)	—
Other comprehensive income (loss), net of tax	(124)	13,884	(42,537)
Comprehensive income	$47,480	$52,060	$5,216

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2024, 2023 and 2022
(Amounts In Thousands, Except Share Data)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2021	$60,938	$474,392	$1,477	$(48,344)	$(50,013)	$438,450
Issuance of 43,655 shares of common stock	2,309	—	—	520	—	2,829
Issuance of 6,637 shares of common stock under the employee stock purchase plan	417	—	—	—	—	417
Unearned restricted stock compensation	322	—	—	—	—	322
Forfeiture of 12,727 shares of common stock	(791)	—	—	—	—	(791)
Share-based compensation	25	—	—	—	—	25
Change related to ESOP shares	—	—	—	—	(998)	(998)
Net income	—	47,753	—	—	—	47,753
Cash dividends ($1.00 per share)	—	(9,304)	—	—	—	(9,304)
Purchase of 111,721 shares of common stock	—	—	—	(7,906)	—	(7,906)
Other comprehensive loss	—	—	(42,537)	—	—	(42,537)
Balance, December 31, 2022	$63,220	$512,841	$(41,060)	$(55,730)	$(51,011)	$428,260
Issuance of 24,393 shares of common stock	965	—	—	665	—	1,630
Issuance of 6,550 shares of common stock under the employee stock purchase plan	398	—	—	—	—	398
Unearned restricted stock compensation	(217)	—	—	—	—	(217)
Forfeiture of 8,841 shares of common stock	(564)	—	—	—	—	(564)
Share-based compensation	25	—	—	—	—	25
Change related to ESOP shares	—	—	—	—	6,158	6,158
Net income	—	38,176	—	—	—	38,176
Cash dividends ($1.05 per share)	—	(9,688)	—	—	—	(9,688)
Purchase of 111,866 shares of common stock	—	—	—	(7,710)	—	(7,710)
Excise tax on shares repurchased	—	—	—	(66)	—	(66)
Other comprehensive income	—	—	13,884	—	—	13,884
Balance, December 31, 2023	$63,827	$541,329	$(27,176)	$(62,841)	$(44,853)	$470,286
Issuance of 20,401 shares of common stock	849	—	—	563	—	1,412
Issuance of 5,864 shares of common stock under the employee stock purchase plan	362	—	—	—	—	362
Unearned restricted stock compensation	(93)	—	—	—	—	(93)
Forfeiture of 4,776 shares of common stock	(324)	—	—	—	—	(324)
Share-based compensation	23	—	—	—	—	23
Change related to ESOP shares	—	—	—	—	(3,404)	(3,404)
Net income	—	47,604	—	—	—	47,604
Cash dividends ($1.10 per share)	—	(10,051)	—	—	—	(10,051)
Purchase of 187,787 shares of common stock	—	—	—	(12,902)	—	(12,902)
Excise tax on shares repurchased	—	—	—	(102)	—	(102)
Other comprehensive loss	—	—	(124)	—	—	(124)
Balance, December 31, 2024	$64,644	$578,882	$(27,300)	$(75,282)	$(48,257)	$492,687
See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2024, 2023 and 2022
(Amounts In Thousands)

	2024	2023	2022
Cash Flows from Operating Activities
Net income	$47,604	$38,176	$47,753
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,243	2,315	2,683
Credit loss expense	2,208	15,621	6,340
Loss on sale of investment securities available for sale	5,217	—	—
Share-based compensation	23	25	25
Compensation expensed through issuance of common stock	1,412	1,630	1,349
Forfeiture of common stock	(324)	(564)	(791)
Provision for deferred income taxes	176	(1,873)	(1,307)
Net gain on sale of other real estate owned and other repossessed assets	(122)	(154)	(86)
Net loss on disposal of property	616	—	—
(Increase) in accrued interest receivable	(1,617)	(4,004)	(4,345)
(Accretion of discount) amortization of premium on investment securities, net	(944)	(480)	30
(Increase) decrease in other assets	(851)	(2,596)	984
Amortization of operating lease right of use assets	258	292	105
Increase (decrease) in accrued interest and other liabilities	1,591	4,812	(332)
Loans originated for sale	(221,933)	(151,980)	(112,391)
Proceeds on sales of loans	222,327	153,161	117,961
Net gain on sales of loans	(2,342)	(1,541)	(1,517)
Net cash and cash equivalents provided by operating activities	55,542	52,840	56,461
Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	243,712	116,083	78,036
Proceeds from sale of investment securities available for sale	129,830	509	—
Purchases of investment securities available for sale	(542,832)	(100,649)	(358,982)
Proceeds from sale of stock of Federal Home Loan Bank	37,262	13,794	1
Purchases of stock of Federal Home Loan Bank	(49,540)	(23,079)	(1,916)
Loans made to customers, net of collections	(3,664)	(337,687)	(447,838)
Proceeds on sale of other real estate owned and other repossessed assets	304	815	337
Proceeds from sale of property and equipment	4	—	—
Purchases of property and equipment	(4,501)	(3,027)	(1,911)
Investment in tax credit real estate	(2,376)	—	—
Net changes from tax credit real estate investment	1,432	1,242	663
Net cash and cash equivalents used in investing activities	(190,369)	(331,999)	(731,610)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2024, 2023 and 2022
(Amounts In Thousands)

	2024	2023	2022
Cash Flows from Financing Activities
Net increase (decrease) in deposits	63,353	(74,587)	(176,627)
Net increase in short-term borrowings, including Bank Term Funding Program and federal funds purchased	328,362	136,939	81,812
Principal payments on long-term FHLB borrowings	(255,224)	—	—
Proceeds from the issuance of long-term FHLB borrowings	84,900	256,648	40,000
Borrowings from Federal Reserve Bank	1	3,005	1
Payments on Federal Reserve Bank borrowings	(1)	(3,005)	(1)
Issuance of common stock, net of costs	—	—	1,242
Stock options exercised	—	—	238
Excise tax paid on shares repurchased	(56)	—	—
Purchase of treasury stock	(12,902)	(7,710)	(7,906)
Proceeds from the issuance of common stock through the employee stock purchase plan	362	398	417
Dividends paid	(10,051)	(9,688)	(9,304)
Net cash and cash equivalents provided by (used in) financing activities	198,744	302,000	(70,128)

Increase (decrease) in cash and cash equivalents	63,917	22,841	(745,277)

Cash and cash equivalents:
Beginning of year	59,482	36,641	781,918
End of year	$123,399	$59,482	$36,641

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$60,020	$37,917	$15,589
Interest paid on other obligations	23,787	14,408	267
Income taxes paid	9,889	12,054	12,529
Noncash financing activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$3,404	$(6,158)	$998
Transfers to other real estate owned	1,097	764	206
Sale and financing of other real estate owned	208	409	47
Right of use assets obtained in exchange for operating lease obligations	—	310	—

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Nature of Activities and Significant Accounting Policies

Nature of activities:  Hills Bancorporation (the "Company") is a holding company engaged in the business of commercial banking.  The Company's subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, Washington and Williamsburg, Iowa.

The Bank competes with other financial institutions and non-financial institutions providing similar financial products.  While the chief operating decision-makers monitor the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Although the loan activity of the Bank is diversified with commercial and agricultural loans, real estate loans, automobile, installment and other consumer loans, the Bank's credit is concentrated in real estate loans.  Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

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

Certain significant estimates:  The allowance for credit losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management.  These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2024 may change in the near-term and the effect could be material to the consolidated financial statements.

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
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of December 31, 2024 and 2023, the Company did not have any significant contract balances.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition costs for the years ending December 31, 2024 and 2023.
Cash and cash equivalents:  The Company considers all investments with original maturities of three months or less to be cash equivalents.  At December 31, 2024 and 2023, cash equivalents consisted primarily of deposits with other banks. The Company maintains amounts in due from banks which, at times, may exceed federally insured limits. Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts.

Available-for-sale debt securities and the allowance for credit losses on available-for-sale debt securities:  Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of December 31, 2024 or 2023.

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

Accrued interest receivable on AFS debt securities, stock of the Federal Home Loan Bank, and Federal Reserve excess balance account totaled $6.10 million and $3.97 million at December 31, 2024 and 2023, respectively, and is excluded from the estimate of credit losses.

Stock of the Federal Home Loan Bank is carried at cost.  The Company has evaluated the stock and determined there is no impairment.

Loans held for sale: Loans held for sale are stated at the lower of aggregate cost or estimated fair value.  Loans are sold on a non-recourse basis with servicing released and gains and losses are recognized based on the difference between sales proceeds

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and the carrying value of the loan.  The Company has had very few experiences of repurchasing loans previously sold into the secondary market.  A specific reserve was not considered necessary based on the Company’s historical experience with repurchase activity.

Loans held for investment:  Loans are stated at the amount of unpaid principal, net of deferred loan fees, and reduced by the allowance for credit losses ("ACL"). Accrued interest receivable on loans held for investment totaled $15.30 million and $15.82 million at December 31, 2024 and 2023, respectively, and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due.  When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed.  Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected. A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due.  Payment received on nonaccrual loans are applied first to principal.  Once principal is recovered, any remaining payments received are applied to interest income.  As of December 31, 2024 and 2023, none of the Company’s nonaccrual loans were earning interest on a cash basis.

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

Agricultural - Agricultural operating loans include loans made to finance agricultural production and other loans to farmers and farming operations. Agricultural loans also include mortgage loans secured by farmland. Agricultural operating loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural operating loans is dependent upon the profitable operation or management of the agricultural entity. Agricultural operating loans generally have a term of one year and may have a fixed or variable rate. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the Iowa real gross domestic product (GDP) as of December 31, 2023 and the Iowa unemployment rate and the National real gross domestic product (GDP) as of December 31, 2024. The change is due to the annual reevaluation of key loss drivers for expected credit losses within the Company's loan portfolio. The change to the National GDP was due to forecast information being more readily available.

Mortgage loans secured by farmland are made to individuals and businesses within the Company's trade area. The primary source of repayment is the cash flow generated by the collateral underlying the loan. The secondary

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
repayment source would be the liquidation of the collateral. Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less. Generally, interest rates are fixed for mortgage loans secured by farmland. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the Iowa real gross domestic product (GDP) as of December 31, 2023 and the Iowa unemployment rate and the National real gross domestic product as of December 31, 2024. The change is due to the annual reevaluation of key loss drivers for expected credit losses within the Company's loan portfolio. The change to the National GDP was due to forecast information being more readily available.

1 to 4 Family First and Junior Liens - The 1 to 4 family first and junior liens portfolio segment is comprised of the single family and home equity loan classes, which are underwritten after evaluating a borrower's capacity to repay, credit, and collateral. Several factors are considered when assessing a borrower's capacity, including the borrower's employment, income, current debt, assets, and level of equity in the property. Credit refers to how well a borrower manages their current and prior debts as documented by a credit report that provides credit scores and the borrower's current and past information about their credit history. Collateral refers to the type and use of property, occupancy, and market value. Property appraisals are obtained to assist in evaluating collateral. Loan-to-property value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices and demand and levels of unemployment. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the all-transactions house price index for Iowa as of December 31, 2023 and the Iowa unemployment rate as of December 31, 2024. The change is due to the annual reevaluation of key loss drivers for expected credit losses within the Company's loan portfolio. The change to only Iowa unemployment was due to the Iowa unemployment rate being a significant driver for expected credit losses.

Commercial - The commercial loan portfolio segment is comprised of the commercial real estate mortgage, multifamily residential mortgage, construction/land development and commercial and financial loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower's and associated guarantors or other related party's financial position. These other factors include assessing liquidity, the level and composition of net worth, leverage, considering all other lender amounts and position, an analysis of cash expected to flow through the obligors including the outflow to other lenders, vacancies and prior experience with the borrower. This information is used to assess adequate financial capacity, profitability, and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity, and availability of long-term financing. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate, the all-transactions house price index for Iowa and the Iowa real GDP as of December 31, 2023 and the Iowa unemployment rate and the National real gross domestic product as of December 31, 2024. The change is due to the annual reevaluation of key loss drivers for expected credit losses within the Company's loan portfolio. The change to the National GDP was due to forecast information being more readily available and the Iowa unemployment rate being a significant driver for expected credit losses.

Consumer Lending - The Bank offers consumer loans to individuals including personal loans and automobile loans. These consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than real estate-related loans. Consumer loans collections are dependent on the borrower's continuing financial stability and are more likely to be affected by adverse personal circumstances. Collateral for these loans generally includes automobiles, boats, recreational vehicles and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to recover and may fluctuate in value based on condition. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the Iowa real GDP as of December 31, 2023 and the Iowa unemployment rate and the National real gross domestic product as of December 31, 2024. The change is due to the annual reevaluation of key loss drivers for expected credit losses within the Company's loan portfolio. The change to the National GDP was due to forecast information being more readily available.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
with other loans and the measurement of expected credit losses for such individual loans. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow method or remaining life method to estimate expected credit losses.

Discounted cash flow method: In estimating the component of the allowance for credit losses for loans that share similar risk characteristics with other loans, such loans are segregated into loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration. In determining the allowance for credit losses, we derive an estimated credit loss assumption from a model that categorizes loan pools based on loan type and purpose. This model calculates an expected loss percentage for each loan class by considering the probability of default, using life-of-loan analysis periods for all loan segments, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan class. The default and severity factors used to calculate the allowance for credit losses for loans that share similar risk characteristics with other loans are adjusted for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio related to: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified or graded loans and the volume of nonaccrual loans; (6) the quality of our loan review system; (7) the value of underlying collateral for collateral-dependent loans; (8) the existence and effect of any concentrations of credit and changes in the level of such concentrations; and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Such factors are used to adjust the historical probabilities of default and severity of loss so that they reflect management expectation of future conditions based on a reasonable and supportable forecast. Management utilizes a qualitative factor framework to provide a qualitative estimate of the expected credit losses inherent in the loan portfolio in relation to potential limitations of the quantitative model. The framework provides for a level of risk approach to measure risk in each loan segment that may not be captured in the quantitative methodology, including improved risk environment, no additional risk, minimal additional risk, moderate risk and major or significant additional risk. The framework also includes a weighting component for management to consider which qualitative factors would have the highest impact on potential loan losses within each loan segment. Management uses the qualitative factor framework within the allowance for credit losses calculation to assess the risk level environment for each qualitative factor and weightings for each loan segment which is supported by various information including publicly available information, internal information specifically developed by management, or other relevant and reliable information.

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

Remaining life method: Expected credit losses for credit cards and overdrafts are determined through use of the remaining life method. The remaining life method utilizes average annual charge-off rates and remaining life to estimate the allowance for credit losses. This is done by estimating the amount and timing of principal payments expected to be received as payment for the balance outstanding as of the reporting period and applying those principal payments against the balance outstanding as of the reporting period along with the average annual charge-off rate until the expected payments have been fully allocated. Management applies the same qualitative factor framework for the remaining life method loan portfolios as the framework used for the discounted cash flow method loan portfolios.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Tax credit real estate:  Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of December 31, 2024. In addition, in July 2024, the Company made a tax equity investment in an entity to provide for the historic preservation of a mixed use property in Cedar Rapids, Iowa. The Company has a 99% or greater limited partnership interest in each limited partnership or company. The investment in each was completed after the projects had been developed by the general partner or managing member.  On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if there are indications of impairment. This is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, a valuation allowance would be established with a charge to expense. There were no indications of impairment based on management's evaluation and therefore no valuation allowance was determined necessary as of December 31, 2024 and 2023. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Codification (ASC) 323-740. The investment qualifies for the proportional amortization method as it meets all of the criteria under ASC 323-740-25-1. Substantially all of the projected benefits are from tax credits and other tax benefits due to the minimum buyout clause included in the partnership agreement.

In July 2024, the Company provided construction financing and contributed capital of $2.38 million to SLE Iowa Building, LC, as investor member, which owns and operates a historically preserved mixed use property in Cedar Rapids, Iowa. An additional $1.25 million of contributions to capital will be due upon certain conditions being met which are anticipated to occur in 2025. The Company accounts for the investment in this tax credit real estate using the proportional amortization method as provided for under Accounting Standards Codification (ASC) 323-740. The investment qualifies for the proportional amortization method as it meets all of the criteria under ASC 323-740-25-1. Substantially all of the projected benefits are from tax credits and other tax benefits due to the minimum buyout clause included in the operating agreement

Property and equipment:  Property and equipment is stated at cost less accumulated depreciation.  Depreciation is computed using primarily declining-balance methods over the estimated useful lives of 10-40 years for buildings and improvements and 3-7 years for furniture and equipment.

Deferred income taxes:  Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Interest and penalties on unrecognized tax benefits are classified as other noninterest expense.  As of December 31, 2024 and 2023, the Company had no material unrecognized tax benefits.

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

The following table presents calculations of earnings per share:

	Year Ended December 31,
	2024	2023	2022
	(Amounts In Thousands, except share and per share data)
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	9,135,720	9,225,484	9,299,640
Weighted average number of net shares (redeemed)	(85,139)	(48,763)	(31,792)
Weighted average shares outstanding (basic)	9,050,581	9,176,721	9,267,848
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	536	654	1,693
Weighted average number of shares (diluted)	9,051,117	9,177,375	9,269,541
Net income	$47,604	$38,176	$47,753
Earnings per share:
Basic	$5.26	$4.16	$5.15
Diluted	$5.26	$4.16	$5.15

Stock awards and options:   Compensation expense for stock and stock options issued through the stock award plan is accounted for using the fair value method prescribed by FASB ASC 718, “Share-Based Payment” (“ASC 718”).  Under this method, compensation expense is measured and recognized for all stock-based awards made to employees and directors based on the fair value of each award as of the date of the grant.

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

Accounting guidance adopted in 2024

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The FASB is issuing this ASU to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. For public business entities, the amendments are effective for fiscal

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted the ASU on January 1, 2024. See disclosure in Note 18.

Accounting guidance pending adoption as of December 31, 2024

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.Investment Securities

The carrying values of investment securities at December 31, 2024 and December 31, 2023 are summarized in the following table (Amounts in Thousands):

	December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$288,462	30.55%	$422,490	54.20%
Other securities (FHLB, FHLMC and FNMA)	14,848	1.57%	33,049	4.24%
State and political subdivisions	362,736	38.42%	262,953	33.74%
Mortgage-backed securities and collateralized mortgage obligations	278,090	29.46%	60,929	7.82%
Total securities available for sale	$944,136	100.00%	$779,421	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity. Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of December 31, 2024 and 2023, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. The Company had no securities designated as trading or held to maturity in its portfolio at December 31, 2024 or 2023.

The carrying amount of available-for-sale securities and their approximate fair values were as follows (Amounts in Thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
December 31, 2024:
U.S. Treasury	$294,210	$215	$(5,963)	$—	$288,462
Other securities (FHLB, FHLMC and FNMA)	15,010	—	(162)	—	14,848
State and political subdivisions	383,244	832	(21,340)	—	362,736
Mortgage-backed securities and collateralized mortgage obligations	287,391	54	(9,355)	—	278,090
Total	$979,855	$1,101	$(36,820)	$—	$944,136
December 31, 2023:
U.S. Treasury	$436,457	$703	$(14,670)	$—	$422,490
Other securities (FHLB, FHLMC and FNMA)	35,156	—	(2,107)	—	33,049
State and political subdivisions	276,694	1,970	(15,711)	—	262,953
Mortgage-backed securities and collateralized mortgage obligations	66,532	241	(5,844)	—	60,929
Total	$814,839	$2,914	$(38,332)	$—	$779,421

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at December 31, 2024, were as follows (in thousands) below.

	Amortized Cost	Fair Value
Due in one year or less	$117,334	$116,738
Due after one year through five years	296,280	288,510
Due after five years through ten years	131,326	115,993
Due over ten years	147,524	144,805
	$692,464	$666,046
Mortgage-backed securities and collateralized mortgage obligations	287,391	278,090
	$979,855	$944,136

Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the above summary.

As of December 31, 2024, investment securities with a carrying value of $250.65 million were pledged to collateralize other borrowings. As of December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	December 31, 2024	December 31, 2023
Sale proceeds	$129,830	$509
Gross realized gains	—	—
Gross realized losses	(5,217)	—

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023 (Amounts in Thousands):

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months				12 months or more				Total
2024
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	32	$115,094	$(2,555)	2.22%	44	$125,590	$(3,408)	2.71%	76	$240,684	$(5,963)	2.48%
Other securities (FHLB, FHLMC and FNMA)	—	—	—	—%	6	14,848	(162)	1.09%	6	14,848	(162)	1.09%
State and political subdivisions	369	140,021	(2,844)	2.03%	663	163,330	(18,496)	11.32%	1,032	303,351	(21,340)	7.03%
Mortgage-backed securities and collateralized mortgage obligations	35	225,680	(2,904)	1.29%	18	41,222	(6,451)	15.65%	53	266,902	(9,355)	3.51%
	436	$480,795	(8,303)	1.73%	731	$344,990	(28,517)	8.27%	1,167	$825,785	$(36,820)	4.46%

	Less than 12 months				12 months or more				Total
2023
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	1	$2,390	$(2)	0.08%	122	$370,660	$(14,668)	3.96%	123	$373,050	$(14,670)	3.93%
Other securities (FHLB, FHLMC and FNMA)	—	—	—	—%	14	33,049	(2,107)	6.38%	14	33,049	(2,107)	6.38%
State and political subdivisions	115	34,510	(314)	0.91%	632	161,614	(15,397)	9.53%	747	196,124	(15,711)	8.01%
Mortgage-backed securities and collateralized mortgage obligations	—	—	—	—	18	46,483	(5,844)	12.57%	18	46,483	(5,844)	12.57%
	116	$36,900	(316)	0.86%	786	$611,806	(38,016)	6.21%	902	$648,706	$(38,332)	5.91%

The Company considered the following information in reaching the conclusion that the unrealized losses disclosed in the table above are not attributable to credit losses. None of the unrealized losses in the above table were due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest. The unrealized losses are due to changes in interest rates. The Company completed a balance sheet repositioning related to its investment securities portfolio in December 2024. This consisted of the sale of lower-yielding AFS debt securities with an amortized cost of $135.05 million, resulting in a pre-tax realized loss on the sale of $5.22 million, which was recorded in December of 2024. All of the proceeds from the sale of these securities were used to purchase AFS debt securities at higher yields to improve income going forward, while maintaining the liquidity provided by the investment portfolio. Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of December 31, 2024. The fair value is expected to recover as the securities approach maturity. The U.S. Treasury and other securities are issued and guaranteed by U.S. government-sponsored entities and agencies. The mortgage-backed securities and collateralized mortgage obligations have implied U.S. government guarantees of the agency securities. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of December 31, 2024.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3.Loans

Classes of loans are as follows:

	December 31,
	2024	2023
	(Amounts In Thousands)
Agricultural	$118,678	$115,786
Commercial and financial	298,917	307,190
Real estate:
Construction, 1 to 4 family residential	79,451	80,255
Construction, land development and commercial	279,589	313,878
Mortgage, farmland	275,768	281,164
Mortgage, 1 to 4 family first liens	1,174,083	1,221,296
Mortgage, 1 to 4 family junior liens	141,550	144,524
Mortgage, multi-family	492,762	471,009
Mortgage, commercial	498,078	416,670
Loans to individuals	35,301	40,205
Obligations of state and political subdivisions	43,994	46,446
	3,438,171	3,438,423
Net unamortized fees and costs	290	359
	3,438,461	3,438,782
Less allowance for credit losses	50,940	49,410
	$3,387,521	$3,389,372

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the allowance for credit losses (ACL) on loans for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2024
ACL on loans:
Beginning balance	$2,516	$8,750	$6,482	$3,429	$18,552	$8,156	$1,525	$49,410
Charge-offs	(669)	(2,568)	(739)	(39)	(1,151)	(224)	(1,490)	(6,880)
Recoveries	100	1,197	886	37	964	430	378	3,992
Credit loss (benefit) expense	(1,273)	2,838	(4,236)	(175)	4,564	1,991	709	4,418
Ending balance	$674	$10,217	$2,393	$3,252	$22,929	$10,353	$1,122	$50,940

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2023
ACL on loans:
Beginning balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440
Charge-offs	(781)	(3,214)	(2,066)	(21)	(467)	(869)	(1,219)	(8,637)
Recoveries	72	556	13	56	446	256	267	1,666
Credit loss (benefit) expense	683	5,149	4,346	405	4,365	(647)	640	14,941
Ending balance	$2,516	$8,750	$6,482	$3,429	$18,552	$8,156	$1,525	$49,410

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2022
ACL on loans:
Beginning balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470
Charge-offs	(357)	(447)	—	(40)	(729)	(51)	(589)	(2,213)
Recoveries	83	584	48	296	898	361	153	2,423
Credit loss (benefit) expense	555	1,853	1,841	(700)	2,541	(1,392)	1,062	5,760
Ending balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the ACL for off-balance sheet credit exposures for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Beginning balance	$283	$1,407	$2,841	$73	$363	$88	$55	$5,110
Credit loss (benefit) expense	(136)	346	(2,355)	(60)	49	(42)	(12)	(2,210)
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$147	$1,753	$486	$13	$412	$46	$43	$2,900

	Year Ended December 31, 2023
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Beginning balance	$525	$1,099	$2,126	$55	$471	$122	$32	$4,430
Credit loss (benefit) expense	(242)	308	715	18	(108)	(34)	23	680
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$283	$1,407	$2,841	$73	$363	$88	$55	$5,110

	Year Ended December 31, 2022
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Beginning balance	$383	$1,118	$849	$113	$794	$559	$34	$3,850
Credit loss (benefit) expense	142	(19)	1,277	(58)	(323)	(437)	(2)	580
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

Ending balance	$525	$1,099	$2,126	$55	$471	$122	$32	$4,430
Credit loss expense (benefit) for off-balance sheet credit exposures is included in credit loss expense (benefit) on the consolidated statement of income for the years ended December 31, 2024, 2023 and 2022.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following tables present the credit quality indicators and origination years by type of loan in each category as of December 31, 2024 (amounts in thousands):

	Agricultural
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Grade:
Excellent	$1,039	$74	$683	$—	$35	$—	$3,935	$5,766
Good	3,418	1,537	1,141	227	187	—	8,431	14,941
Satisfactory	10,494	3,343	4,978	1,694	926	304	33,609	55,348
Monitor	4,418	2,008	3,157	498	222	177	15,275	25,755
Special Mention	3,085	985	1,203	140	59	495	4,556	10,523
Substandard	2,610	407	456	56	—	—	2,816	6,345
Total	$25,064	$8,354	$11,618	$2,615	$1,429	$976	$68,622	$118,678
Current period gross write-offs	$652	$7	$4	$1	$—	$—	$5	$669

	Commercial and Financial
Excellent	$781	$131	$220	$120	$266	$—	$7,438	$8,956
Good	5,983	17,751	8,831	3,932	550	1,277	16,137	54,461
Satisfactory	21,092	22,891	22,225	9,804	3,706	384	55,701	135,803
Monitor	19,828	9,350	11,985	3,559	2,034	84	28,135	74,975
Special Mention	5,875	3,187	932	353	48	1	3,721	14,117
Substandard	4,972	1,173	188	1,309	582	358	2,023	10,605
Total	$58,531	$54,483	$44,381	$19,077	$7,186	$2,104	$113,155	$298,917
Current period gross write-offs	$1,109	$1,029	$202	$117	$36	$—	$75	$2,568

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Construction, 1 to 4 Family Residential
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$—	$10,366	$10,366
Good	—	—	—	—	—	—	7,657	7,657
Satisfactory	430	—	—	—	—	—	35,078	35,508
Monitor	757	1,246	—	—	—	—	19,669	21,672
Special Mention	310	1,351	—	—	—	—	1,432	3,093
Substandard	384	740	—	—	—	—	31	1,155
Total	$1,881	$3,337	$—	$—	$—	$—	$74,233	$79,451
Current period gross write-offs	$38	$552	$44	$—	$—	$—	—	$634

	Real Estate: Construction, Land Development and Commercial
Excellent	$910	$—	$—	$—	$—	$87	$880	$1,877
Good	1,464	1,346	548	—	947	243	1,721	6,269
Satisfactory	18,468	7,649	3,043	4,525	263	744	109,998	144,690
Monitor	5,433	2,214	525	1,387	129	—	111,813	121,501
Special Mention	1,768	—	79	—	45	—	667	2,559
Substandard	164	456	2,073	—	—	—	—	2,693
Total	$28,207	$11,665	$6,268	$5,912	$1,384	$1,074	$225,079	$279,589
Current period gross write-offs	$18	$76	$—	$—	$—	$11	$—	$105

	Real Estate: Mortgage, Farmland
Excellent	$1,805	$1,770	$3,734	$1,734	$127	$—	$80	$9,250
Good	4,444	5,313	15,354	13,357	4,323	540	7,030	50,361
Satisfactory	20,496	26,971	45,687	30,119	14,971	7,944	13,616	159,804
Monitor	7,066	7,689	17,987	2,365	3,577	298	2,629	41,611
Special Mention	—	3,243	2,581	1,389	104	193	3,211	10,721
Substandard	2,188	1,353	67	—	205	208	—	4,021
Total	$35,999	$46,339	$85,410	$48,964	$23,307	$9,183	$26,566	$275,768
Current period gross write-offs	$—	$37	$2	$—	$—	$—	$—	$39

	Real Estate: Mortgage, 1 to 4 Family First Liens
Excellent	$3,575	$6,675	$9,533	$1,324	$209	$562	$1	$21,879
Good	2,730	3,070	9,977	4,325	8,648	11,667	3,887	44,304
Satisfactory	91,334	168,690	284,347	151,680	102,050	139,948	11,639	949,688
Monitor	10,389	13,992	28,998	17,758	14,004	12,974	10,236	108,351
Special Mention	2,253	3,333	11,620	5,163	3,900	4,147	2,467	32,883
Substandard	887	2,143	2,536	4,360	1,618	5,091	343	16,978
Total	$111,168	$197,903	$347,011	$184,610	$130,429	$174,389	$28,573	$1,174,083
Current period gross write-offs	$41	$209	$238	$167	$27	$31	$27	$740

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$—	$13	$13
Good	—	—	259	—	393	413	3,411	4,476
Satisfactory	6,394	8,103	11,301	7,857	5,692	8,055	80,822	128,224
Monitor	678	363	561	514	276	134	3,176	5,702
Special Mention	251	128	322	175	94	193	830	1,993
Substandard	27	166	98	124	29	123	575	1,142
Total	$7,350	$8,760	$12,541	$8,670	$6,484	$8,918	$88,827	$141,550
Current period gross write-offs	$—	$152	$84	$87	$25	$56	$7	$411

	Real Estate: Mortgage, Multi-Family
Excellent	$—	$—	$5,541	$2,857	$8,048	$79	$1	$16,526
Good	—	30,128	52,477	15,370	18,459	8,104	10,561	135,099
Satisfactory	22,149	22,371	62,472	31,371	15,644	9,854	17,865	181,726
Monitor	7,742	23,638	25,064	26,454	17,641	1,078	25,928	127,545
Special Mention	1,819	2,979	968	9,771	3,172	—	5,479	24,188
Substandard	634	—	6,994	50	—	—	—	7,678
Total	$32,344	$79,116	$153,516	$85,873	$62,964	$19,115	$59,834	$492,762
Current period gross write-offs	$—	$—	$—	$21	$—	$—	$—	$21

	Real Estate: Mortgage, Commercial
Excellent	$1,529	$1,389	$—	$2,066	$12,428	$248	$3,858	$21,518
Good	12,665	6,703	19,335	17,547	16,848	6,463	16,962	96,523
Satisfactory	39,520	25,770	33,941	25,819	33,124	15,714	40,798	214,686
Monitor	50,909	7,483	18,613	13,887	9,519	7,853	27,534	135,798
Special Mention	4,792	3,199	8,843	2,658	527	320	968	21,307
Substandard	3,050	74	1,053	2,121	1,571	81	296	8,246
Total	$112,465	$44,618	$81,785	$64,098	$74,017	$30,679	$90,416	$498,078
Current period gross write-offs	$61	$3	$8	$109	$5	$—	$17	$203

	Loans to Individuals
Excellent	$—	$—	$—	$—	$—	$—	$1	$1
Good	147	70	4	22	—	—	1	244
Satisfactory	21,312	6,988	3,265	1,413	397	41	246	33,662
Monitor	119	287	96	33	—	—	12	547
Special Mention	279	124	34	11	—	—	1	449
Substandard	80	68	48	5	—	192	5	398
Total	$21,937	$7,537	$3,447	$1,484	$397	$233	$266	$35,301
Current period gross write-offs	$1,084	$356	$45	$5	$—	$—	$—	$1,490

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Obligations of State and Political Subdivisions
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$3,138	$—	$3,138
Good	—	—	—	—	1,631	15,853	3,103	20,587
Satisfactory	1,274	1,352	1,481	759	1,756	4,375	1,734	12,731
Monitor	—	—	1,038	—	505	406	—	1,949
Special Mention	—	—	—	—	—	490	—	490
Substandard	—	—	76	—	275	1,821	2,927	5,099
Total	$1,274	$1,352	$2,595	$759	$4,167	$26,083	$7,764	$43,994
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
	Totals
Excellent	$9,639	$10,039	$19,711	$8,101	$21,113	$4,114	$26,573	$99,290
Good	30,851	65,918	107,926	54,780	51,986	44,560	78,901	434,922
Satisfactory	252,963	294,128	472,740	265,041	178,529	187,363	401,106	2,051,870
Monitor	107,339	68,270	108,024	66,455	47,907	23,004	244,407	665,406
Special Mention	20,432	18,529	26,582	19,660	7,949	5,839	23,332	122,323
Substandard	14,996	6,580	13,589	8,025	4,280	7,874	9,016	64,360
Total	$436,220	$463,464	$748,572	$422,062	$311,764	$272,754	$783,335	$3,438,171
Gross write-offs for period	$3,002	$2,421	$627	$508	$93	$98	$131	$6,880

The following tables present total loans by risk categories and gross charge-offs by year of origination as of December 31, 2023 (amounts in thousands):

	Agricultural
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$292	$749	$—	$94	$10	$—	$6,067	$7,212
Good	3,555	2,318	359	562	377	2	10,479	17,652
Satisfactory	8,412	8,787	2,706	1,644	430	153	32,552	54,684
Monitor	4,624	2,630	687	425	252	758	15,510	24,886
Special Mention	1,275	1,148	171	34	10	—	1,846	4,484
Substandard	1,268	331	159	—	377	—	4,733	6,868
Total	$19,426	$15,963	$4,082	$2,759	$1,456	$913	$71,187	$115,786
Current period gross write-offs	$56	$416	$—	$—	$—	$—	$309	$781

	Commercial and Financial
Excellent	$3,163	$445	$411	$474	$—	$—	$3,003	$7,496
Good	8,655	11,491	5,304	1,654	189	103	19,385	46,781
Satisfactory	52,177	31,977	16,571	6,168	2,485	1,009	66,021	176,408
Monitor	14,711	14,008	5,152	3,957	477	44	23,418	61,767
Special Mention	6,355	1,775	429	247	57	6	1,425	10,294
Substandard	1,673	511	643	209	317	370	721	4,444
Total	$86,734	$60,207	$28,510	$12,709	$3,525	$1,532	$113,973	$307,190
Gross write-offs for period	$1,878	$261	$181	$136	$122	$10	$626	$3,214

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Construction, 1 to 4 Family Residential
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$—	$4	$4
Good	497	1,347	—	—	—	—	12,548	14,392
Satisfactory	3,043	404	—	—	—	—	31,228	34,675
Monitor	3,490	—	—	—	—	—	18,308	21,798
Special Mention	506	—	—	—	—	—	2,967	3,473
Substandard	560	4,851	—	—	—	—	502	5,913
Total	$8,096	$6,602	$—	$—	$—	$—	$65,557	$80,255
Gross write-offs for period	$149	$1,019	$—	$—	$—	$—	$234	$1,402

	Real Estate: Construction, Land Development and Commercial
Excellent	$—	$250	$—	$—	$—	$106	$1,292	$1,648
Good	3,704	651	305	947	—	199	10,321	16,127
Satisfactory	17,198	9,379	7,540	517	274	1,104	176,540	212,552
Monitor	16,786	1,946	1,083	162	—	—	51,842	71,819
Special Mention	1,713	223	117	—	—	—	2,177	4,230
Substandard	2,700	3,774	—	956	—	11	61	7,502
Total	$42,101	$16,223	$9,045	$2,582	$274	$1,420	$242,233	$313,878
Gross write-offs for period	$456	$187	$—	$9	$—	$—	$12	$664

	Real Estate: Mortgage, Farmland
Excellent	$1,966	$4,469	$1,928	$177	$—	$—	$100	$8,640
Good	7,244	21,882	11,016	7,206	964	977	7,006	56,295
Satisfactory	37,415	52,580	37,032	16,537	3,063	8,213	15,985	170,825
Monitor	6,256	14,840	3,353	4,452	270	1,242	1,586	31,999
Special Mention	2,073	835	1,719	108	224	—	2,807	7,766
Substandard	3,793	1,681	—	—	—	165	—	5,639
Total	$58,747	$96,287	$55,048	$28,480	$4,521	$10,597	$27,484	$281,164
Gross write-offs for period	$21	$—	$—	$—	$—	$—	$—	$21

	Real Estate: Mortgage, 1 to 4 Family First Liens
Excellent	$446	$1,405	$1,165	$338	$—	$661	$—	$4,015
Good	11,907	20,471	4,704	7,481	1,656	11,012	5,499	62,730
Satisfactory	196,885	312,473	178,678	121,112	44,683	134,698	14,328	1,002,857
Monitor	15,328	43,289	15,338	17,706	2,993	11,122	9,115	114,891
Special Mention	2,585	5,752	4,145	1,515	993	4,533	794	20,317
Substandard	1,531	2,368	3,966	2,556	1,392	4,482	191	16,486
Total	$228,682	$385,758	$207,996	$150,708	$51,717	$166,508	$29,927	$1,221,296
Gross write-offs for period	$—	$120	$25	$46	$14	$31	$1	$237

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$2	$—	$—	$—	$2
Good	86	259	185	430	86	461	4,031	5,538
Satisfactory	10,921	13,280	9,008	6,818	3,563	8,224	78,798	130,612
Monitor	466	582	303	482	406	92	3,120	5,451
Special Mention	77	199	257	169	14	155	771	1,642
Substandard	86	51	185	53	16	155	733	1,279
Total	$11,636	$14,371	$9,938	$7,954	$4,085	$9,087	$87,453	$144,524
Gross write-offs for period	$24	$34	$77	$25	$15	$44	$11	$230

	Real Estate: Mortgage, Multi-Family
Excellent	$—	$5,806	$2,992	$3,093	$—	$113	$—	$12,004
Good	29,175	49,599	14,879	22,335	—	8,110	2,119	126,217
Satisfactory	30,113	71,890	60,229	22,233	1,256	13,816	17,688	217,225
Monitor	26,456	26,082	20,583	22,276	162	1,141	1,032	97,732
Special Mention	—	1,927	906	191	—	—	5,525	8,549
Substandard	169	7,999	78	—	—	—	1,036	9,282
Total	$85,913	$163,303	$99,667	$70,128	$1,418	$23,180	$27,400	$471,009
Gross write-offs for period	$—	$83	$18	$—	$—	$—	$—	$101

	Real Estate: Mortgage, Commercial
Excellent	$1,469	$1,519	$555	$16,733	$—	$570	$—	$20,846
Good	7,293	19,233	17,928	16,978	2,332	3,467	12,937	80,168
Satisfactory	31,567	39,024	48,551	38,915	8,830	13,642	40,044	220,573
Monitor	10,862	30,376	14,892	12,059	297	8,480	5,698	82,664
Special Mention	494	1,127	828	544	—	1,006	993	4,992
Substandard	244	755	2,270	2,495	605	88	970	7,427
Total	$51,929	$92,034	$85,024	$87,724	$12,064	$27,253	$60,642	$416,670
Gross write-offs for period	$7	$—	$761	$—	$—	$—	$—	$768

	Loans to Individuals
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	150	6	—	—	5	—	2	163
Satisfactory	27,480	6,715	3,064	1,154	272	97	257	39,039
Monitor	358	178	34	4	—	—	2	576
Special Mention	62	115	46	—	—	—	1	224
Substandard	117	18	6	—	—	60	2	203
Total	$28,167	$7,032	$3,150	$1,158	$277	$157	$264	$40,205
Gross write-offs for period	$1,064	$101	$33	$11	$7	$—	$3	$1,219

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Obligations of State and Political Subdivisions
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$4,543	$—	$4,543
Good	—	—	—	1,752	—	7,064	—	8,816
Satisfactory	1,381	2,306	787	2,355	1,141	12,959	5,311	26,240
Monitor	—	331	—	—	290	606	—	1,227
Special Mention	—	—	—	289	159	—	—	448
Substandard	—	107	—	—	—	2,030	3,035	5,172
Total	$1,381	$2,744	$787	$4,396	$1,590	$27,202	$8,346	$46,446
Gross write-offs for period	$—	$—	$—	$—	$—	$—	$—	$—
	Totals
Excellent	$7,336	$14,643	$7,051	$20,911	$10	$5,993	$10,466	$66,410
Good	72,266	127,257	54,680	59,345	5,609	31,395	84,327	434,879
Satisfactory	416,592	548,815	364,166	217,453	65,997	193,915	478,752	2,285,690
Monitor	99,337	134,262	61,425	61,523	5,147	23,485	129,631	514,810
Special Mention	15,140	13,101	8,618	3,097	1,457	5,700	19,306	66,419
Substandard	12,141	22,446	7,307	6,269	2,707	7,361	11,984	70,215
Total	$622,812	$860,524	$503,247	$368,598	$80,927	$267,849	$734,466	$3,438,423
Gross write-offs for period	$3,655	$2,221	$1,095	$227	$158	$85	$1,196	$8,637

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Past due loans as of December 31, 2024 and 2023 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2024
Agricultural	$289	$—	$881	$1,170	$117,508	$118,678	$—
Commercial and financial	831	51	704	1,586	297,331	298,917	147
Real estate:
Construction, 1 to 4 family residential	1,803	205	714	2,722	76,729	79,451	—
Construction, land development and commercial	2,497	—	1,947	4,444	275,145	279,589	—
Mortgage, farmland	203	—	67	270	275,498	275,768	—
Mortgage, 1 to 4 family first liens	11,701	4,583	3,206	19,490	1,154,593	1,174,083	719
Mortgage, 1 to 4 family junior liens	426	75	2	503	141,047	141,550	—
Mortgage, multi-family	186	—	—	186	492,576	492,762	—
Mortgage, commercial	416	3,195	2,223	5,834	492,244	498,078	—
Loans to individuals	372	101	—	473	34,828	35,301	—
Obligations of state and political subdivisions	—	—	—	—	43,994	43,994	—
	$18,724	$8,210	$9,744	$36,678	$3,401,493	$3,438,171	$866

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2023
Agricultural	$801	$—	$—	$801	$114,985	$115,786	$—
Commercial and financial	1,345	1,752	384	3,481	303,709	307,190	—
Real estate:
Construction, 1 to 4 family residential	433	—	5,411	5,844	74,411	80,255	—
Construction, land development and commercial	730	—	7,953	8,683	305,195	313,878	30
Mortgage, farmland	—	183	—	183	280,981	281,164	—
Mortgage, 1 to 4 family first liens	13,344	3,047	2,720	19,111	1,202,185	1,221,296	515
Mortgage, 1 to 4 family junior liens	519	20	5	544	143,980	144,524	—
Mortgage, multi-family	1,869	—	7,685	9,554	461,455	471,009	—
Mortgage, commercial	875	416	—	1,291	415,379	416,670	—
Loans to individuals	341	31	—	372	39,833	40,205	—
Obligations of state and political subdivisions	—	—	—	—	46,446	46,446	—
	$20,257	$5,449	$24,158	$49,864	$3,388,559	$3,438,423	$545

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Accruing loans past due 90 days or more increased $0.32 million from December 31, 2023 to December 31, 2024.  As of December 31, 2024 and 2023, accruing loans past due 90 days or more were 0.03% and 0.02% of total loans, respectively.  The average balance of the accruing loans past due 90 days or more decreased in 2024 as compared to 2023.  The average 90 days or more past due accruing loan balance per loan was $0.17 million as of December 31, 2024 compared to $0.08 million as of December 31, 2023.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized.   Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain nonaccrual loan information by loan type at December 31, 2024 and 2023 was as follows:

	December 31, 2024		December 31, 2023
	Total Non-accrual loans	Nonaccrual with no ACL	Total Non- accrual loans	Nonaccrual with no ACL
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$909	$909	$—	$—
Commercial and financial	1,326	1,326	524	524
Real estate:
Construction, 1 to 4 family residential	714	651	5,505	5,505
Construction, land development and commercial	2,111	2,111	8,049	8,049
Mortgage, farmland	1,225	1,225	—	—
Mortgage, 1 to 4 family first liens	6,361	5,958	5,805	4,819
Mortgage, 1 to 4 family junior liens	236	236	221	221
Mortgage, multi-family	7,195	7,195	7,685	7,685
Mortgage, commercial	3,849	3,849	3,099	3,099
Loans to individuals	—	—	—	—
	$23,926	$23,460	$30,888	$29,902

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (numbers in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Amortized Cost Basis at December 31, 2024		% of Total Class of Financing Receivable	Amortized Cost Basis at December 31, 2023		% of Total Class of Financing Receivable
Loan Type
Mortgage, Farmland	$2,188	Term extension	0.79%	$1,219	Term extension	0.43%
Agricultural	1,999	Term extension	1.68%	2,556	Term extension	2.21%
Mortgage, commercial	1,214	Term extension	0.24%	312	Term extension	0.07%
Construction land development and commercial	1,555	Term extension	0.56%	—		—%
Commercial and financial	1,717	Term extension	0.57%	—		—%
Total	$8,673			$4,087

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Year Ended December 31, 2024		Year Ended December 31, 2023
Loan Type	Financial Effect	Loan Type	Financial Effect
Mortgage, Farmland	Provided a payment deferral, which temporarily reduced monthly payment amounts for the borrowers.	Mortgage, Farmland	Added a weighted-average 5.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Agricultural	Added a weighted-average 5.3 year to the life of loans, which reduced monthly payment amounts for the borrowers.	Agricultural	Added a weighted-average 0.08 year to the life of loans, which reduced monthly payment amounts for the borrowers.
Mortgage, commercial	Added a weighted-average 3.6 year to the life of loans, which reduced monthly payment amounts for the borrowers.	Mortgage, commercial	None
Construction land development and commercial	Added a weighted-average 5.2 year to the life of loans, which reduced monthly payment amounts for the borrowers.	Construction land development and commercial	None
Commercial and financial	Added a weighted-average 2.2 year to the life of loans, which reduced monthly payment amounts for the borrowers.	Commercial and financial	Added a weighted-average 5.1 year to the life of loans, which reduced monthly payment amounts for the borrowers.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (numbers in thousands):

Payment Status (Amortized Cost Basis) for Year Ended December 31, 2024
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Mortgage, Farmland	$2,188	$—	$—
Agricultural	1,999	—	—
Mortgage, commercial	798	416	—
Construction land development and commercial	1,555	—	—
Commercial and financial	1,301	—	416
	$7,841	$416	$416
Payment Status (Amortized Cost Basis) for Year Ended December 31, 2023
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Mortgage, Farmland	$1,219	$—	$—
Agricultural	2,556	—	—
Mortgage, commercial	312	—	—
	$4,087	$—	$—

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2024 and 2023:

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
December 31, 2024
Agricultural	$2,709	$—	$200	$—	$2,909	$—
Commercial and financial	2,370	—	26	—	2,396	—
Real estate:
Construction, 1 to 4 family residential	714	—	—	—	714	—
Construction, land development and commercial	3,502	—	—	—	3,502	—
Mortgage, farmland	3,820	—	—	—	3,820	—
Mortgage, 1 to 4 family first liens	7,080	—	—	—	7,080	30
Mortgage, 1 to 4 family junior liens	236	—	—	—	236	—
Mortgage, multi-family	7,195	—	—	—	7,195	—
Mortgage, commercial	5,451	—	—	—	5,451	—
Loans to individuals	192	—	—	—	192	192
Obligations of state and political subdivisions	—	—	—	—	—	—
	$33,269	$—	$226	$—	$33,495	$222

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
December 31, 2023
Agricultural	$2,557	$—	$—	$—	$2,557	$—
Commercial and financial	2,233	—	10	—	2,243	560
Real estate:
Construction, 1 to 4 family residential	5,504	—	—	—	5,504	—
Construction, land development and commercial	8,080	—	—	—	8,080	—
Mortgage, farmland	2,077	—	169	—	2,246	—
Mortgage, 1 to 4 family first liens	6,593	—	—	—	6,593	104
Mortgage, 1 to 4 family junior liens	239	—	—	—	239	—
Mortgage, multi-family	7,685	—	—	—	7,685	—
Mortgage, commercial	5,139	—	—	—	5,139	—
Loans to individuals	60	—	—	—	60	60
Obligations of state and political subdivisions	—	—	—	—	—	—
	$40,167	$—	$179	$—	$40,346	$724

The changes in the ACL in 2024 compared to 2023 is the result of the following factors: Iowa unemployment remained steady throughout 2024, therefore management's unemployment forecast when considering improvements in national unemployment forecasts was adjusted lower overall which resulted in a decrease to the ACL; slight decrease in loan volume which resulted in a decrease; changes in prepayment and curtailment rates resulting in an increase; decreases in the individually analyzed loans

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reserve; changes in qualitative factors determined necessary by management which resulted in a decrease; and an increase due to increased charge-offs and therefore higher loss rates. The decrease in the allowance for credit losses on off-balance sheet credit exposures is primarily a result of decreased outstanding unfunded commitments as of December 31, 2024.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans decreased $6.85 million from December 31, 2023 to December 31, 2024.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and loans made to borrowers with financial difficulties. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 0.97% of loans held for investment as of December 31, 2024 and 1.17% as of December 31, 2023. The decrease in collateral-dependent loans is primarily due to a decrease in nonaccrual loans of $6.96 million. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4.Property and Equipment

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,
	2024	2023
	(Amounts In Thousands)
Land	$11,447	$11,266
Buildings and improvements	43,029	41,223
Furniture and equipment	44,539	42,694
	99,015	95,183
Less accumulated depreciation	63,147	60,953
Net	$35,868	$34,230

Note 5.Leases

The Bank leases branch offices, parking facilities and certain equipment under operating leases. The leases have remaining lease terms of 2 years to 10 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 4 years. As the options are reasonably certain to be exercised, they are recognized as part of the right-of-use assets and lease liabilities.

For the years ended December 31, 2024 and 2023, total operating lease expense was $0.55 million and $0.50 million, respectively, and is included in occupancy expenses in the consolidated statement of income. Included in this were $0.46 million and $0.43 million of operating lease costs, respectively, $0.03 million and $0.03 million of short term lease costs, respectively, and $0.06 million and $0.04 million of variable lease costs, respectively.
For the years ended December 31, 2024 and 2023, cash paid for amounts included in the measurement of operating lease liabilities was $0.46 million and $0.42 million, respectively, and right-of-use assets obtained in exchange for lease obligations was none and $0.31 million, respectively.
As of December 31, 2024 and 2023, operating lease right-of-use assets included in other assets were $1.87 million and $2.13 million, respectively. Operating lease liabilities included in other liabilities were $1.97 million and $2.22 million, respectively. The weighted average remaining lease term for operating leases was 7.75 years and 8.56 years, respectively, and the weighted average discount rate for operating leases was 3.68% and 3.69%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of December 31, 2024, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2025	332
2026	335
2027	333
2028	295
2029	172
Thereafter	812
Total lease payments	2,279
Less imputed interest	(309)
Total operating lease liabilities	$1,970

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.Interest - Bearing Deposits

A summary of these deposits is as follows:

	December 31,
	2024	2023
	(Amounts In Thousands)
NOW and other demand	$789,113	$783,337
Savings	1,048,477	1,021,126
Time, $250,000 and over	224,722	200,377
Other time	702,778	677,542
	$2,765,090	$2,682,382

Brokered deposits totaled $34.75 million and $24.22 million as of December 31, 2024 and 2023, respectively, with a weighted average interest rate of 4.51% and 5.35% as of December 31, 2024 and 2023, respectively. As of December 31, 2024, brokered deposits of $34.75 million are included in savings deposits.  At December 31, 2023, brokered deposits of $24.22 million were included in savings deposits.

Time deposits have a maturity as follows:

	December 31,
	2024	2023
	(Amounts In Thousands)
Due in one year or less	$886,048	$806,638
Due after one year through two years	19,838	45,890
Due after two years through three years	13,835	13,237
Due after three years through four years	7,203	11,095
Due over four years	576	1,059
	$927,500	$877,919

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7.Short-term Borrowings

The following table sets forth selected information for other borrowings each of which having a maturity of less than one year:

	December 31,
	2024	2023
	(Amounts In Thousands)
Federal funds purchased, FHLB, interest rate 4.62%	$437,636	$—
Bank Term Funding Program, interest rates 2024 4.76%; 2023 4.83%	109,000	219,000
	$546,636	$219,000
The Company has federal funds lines available totaling $175.00 million from multiple correspondent banking relationships as of December 31, 2024 and 2023, respectively, that is secured by available for sale securities.

The Company's bank term funding program borrowings are secured by available for sale securities. The weighted average interest rate on these borrowings outstanding as of December 31, 2024 was 4.77%.

The Company's FHLB federal funds purchased are secured by collateral provided by the Company's 1 to 4 family residential, commercial and agricultural real estate first mortgages as discussed in Note 8. The weighted average interest rate on these borrowings outstanding as of December 31, 2024 was 5.31%.

The Company also has availability to borrow from the Federal Reserve Bank Discount Window of $100 million as of December 31, 2024 that is secured by available for sale securities.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8.Federal Home Loan Bank Borrowings

As of December 31, 2024 and 2023, the borrowings were as follows:

	2024	2023
(Effective interest rates as of December 31, 2024)	(Amounts In Thousands)
Due 2024, 5.49% to 5.66%	$—	$296,648
Due 2025, 4.49% to 5.31%	87,050	—
Due 2027, 3.87% to 4.58%	40,000	—
	$127,050	$—

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $28.02 million and $15.75 million at December 31, 2024 and 2023, respectively.  Collateral is provided by the Company’s 1 to 4 family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The Company has the ability to borrow against 1-4 family first mortgages, agricultural real estate, commercial real estate and multi-family loans totaling $996.70 million as of December 31, 2024 and $1,078.91 million as of December 31, 2023 and there was $564.69 million and $296.65 million borrowed against this collateral as of December 31, 2024 and 2023, respectively. See Note 7 for federal funds purchased.

Note 9.Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss (AOCI), included in stockholders’ equity, are as follows:

	December 31,
	2024	2023
	(amounts in thousands)
Net unrealized (loss) on available-for-sale securities	$(35,719)	$(35,418)
Net unrealized (loss) on derivatives used for cash flow hedges	(93)	(233)
Tax effect	8,512	8,475
Net-of-tax amount	$(27,300)	$(27,176)

Note 10.Employee Benefit Plans

The Company has an Employee Stock Purchase Plan (the “ESPP”).  For each quarterly offering period, eligible employees can elect to contribute from 1% to 15% of his or her compensation.  The purchase price is the lesser of 90% of the fair market value on the first day of the offering period or the last day of the offering period.  The maximum dollar amount any one employee can elect to contribute in a year is $9,000.  During the year ended December 31, 2024, 5,864 shares of stock were purchased by employees of the Bank through the ESPP.  6,550 shares of stock were purchased by employees of the Bank through the ESPP for the year ended December 31, 2023.

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions.  The Company's contribution to the ESOP totaled $1.37 million, $1.40 million and $1.28 million for the years ended December 31, 2024, 2023 and 2022, respectively.  The 2024, 2023 and 2022 discretionary contribution rate was 4.5% of qualified salaries.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value.  To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity.  The Company obtains a quarterly independent appraisal of the shares of stock.  As of December 31, 2024 and 2023, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2024	2023
Shares held by the ESOP	670,236	679,592
Fair value per share	$72.00	$66.00
Maximum cash obligation	$48,257,000	$44,853,000

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors.  The Company made a 4.50% or $1.37 million contribution to the profit sharing plan for the year ended December 31, 2024. The Company made a 4.50% or $1.40 million contribution to the profit sharing plan for the year ended December 31, 2023. The Company made a 4.50% or $1.28 million contribution to the profit sharing plan for the year ended December 31, 2022. The Company made matching contributions under its 401(k) plan of $0.28 million in 2024, $0.28 million in 2023, and $0.27 million in 2022 and each such amount is included in salaries and employee benefits expense.

The Company provides a deferred compensation program for executive officers.  This program allows executive officers to elect to defer a portion of their salaried compensation for payment by the Company at a subsequent date.  The executive officers can defer up to 30% of their base compensation and up to 100% of any bonus into the deferral plan.  Any amount so deferred is credited to the executive officer’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferrals and earnings grow tax deferred until withdrawn from the plan.  Earnings credited to the individual’s accounts are recorded as compensation expense when earned.  The deferred compensation liability is recorded in other liabilities and totals $0.05 million and $0.09 million at December 31, 2024 and 2023, respectively.  Expense (income) related to the deferred compensation plan was $0.01 million for 2024, $(0.01) million for 2023 and $0.06 million for 2022 and is included in salaries and employee benefits expense.

The Company also provides a deferred compensation program for its Board of Directors.  Under the plan, each director may elect to defer up to 50% of such director’s cash compensation from retainers and meeting fees for payment by the Company at a subsequent date.  Any amount so deferred is credited to the director’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The director’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferred compensation liability for the directors’ plan is recorded in other liabilities and totaled $3.69 million and $3.58 million at December 31, 2024 and 2023, respectively.  Expense (income) related to the directors’ deferred compensation plan was $0.36 million for 2024, $(0.26) million for 2023 and $0.29 million for 2022 and is included in other noninterest expense.

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

The fair value of each option is estimated as of the date of grant using a Black Scholes option pricing model.  The expected lives of options granted incorporate historical employee exercise behavior.  The risk-free rate for periods that coincide with the expected life of the options is based on the ten year interest rate swap rate as published by the Federal Reserve Bank on the date of issuance.  Expected volatility is based on volatility levels of the Company’s peers’ common stock as the Company’s stock has limited trading activity.  Expected dividend yield was based on historical dividend rates. Significant assumptions at the date of grant on May 14, 2024 include the risk-free interest rate of 4.35%, expected option life of 7.5 years, expected volatility of 39% and expected dividends of 1.62%.

There were 3,528 and zero stock options granted in 2024 and 2023, respectively. The intrinsic value of options exercised was $0.00 million, $0.00 million and $0.26 million for 2024, 2023 and 2022, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Balance, December 31, 2021	13,025	$45.92	3.47	288
Granted	—
Exercised	(7,220)
Balance, December 31, 2022	5,805	$62.00	6.40	58
Granted	—
Exercised	—
Balance, December 31, 2023	5,805	$62.00	5.40	$23
Granted	3,528
Exercised	—
Balance, December 31, 2024	9,333	$64.27	6.28	$72

Other pertinent information related to the options outstanding at December 31, 2024 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable
62.00	5,805	53 months	5,805
68.00	3,528	113 months	—
	9,333		5,805

As of December 31, 2024, the outstanding options have a weighted-average exercise price of $64.27 per share and a weighted average remaining contractual term of 6.28 years. There was $0.09 million in unrecognized compensation cost for stock options granted under the plan as of December 31, 2024. The cost is expected to be recognized over a weighted-average period of 4.40 years. As of December 31, 2024, there were 5,805 vested option shares.

As of December 31, 2024, 162,144 shares were available for stock options and awards under the 2020 Stock Option and Incentive Plan (2020 Plan).  The 2010 Stock Option and Incentive Plan (2010 Plan) was discontinued upon the approval of the 2020 Plan in April 2020. No stock options or stock awards will be issued from the 2010 Plan after April 2020. The Compensation and Incentive Stock Committee is also authorized to grant awards of restricted common stock. A summary of the restricted stock option activity for the year ended December 31, 2024 is as follows:

	2020 Stock Option and Incentive Plan		2010 Stock Option and Incentive Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2023	178,073		38,026
Authorization of shares	—		—
Granted	20,401	$69.19	—	$0.00
Forfeited	4,472	$68.14	304	$63.24
Balance, December 31, 2024	162,144		38,330

The Company authorized the issuance of 20,401 shares in 2024, 24,393 shares in 2023, and 18,935 shares in 2022 to certain employees.  The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the vesting period.  The expense relating to these awards for the years ended December 31, 2024, 2023 and 2022 was $0.99 million, $0.85 million and $0.88 million, respectively. 10,000, 10,800 and 6,800 shares of the restricted common stock shares awarded in December 31, 2024, 2023 and 2022, are subject to forfeiture upon termination of the employee's employment with the Company within eight years of the award.

Note 11.Income Taxes

Income taxes for the years ended December 31, 2024, 2023 and 2022 are summarized as follows:

	2024	2023	2022
	(Amounts In Thousands)
Current:
Federal	$9,672	$9,575	$11,190
State	2,751	2,596	3,231
Deferred:
Federal	127	(2,215)	(1,035)
State	49	342	(272)
	$12,599	$10,298	$13,114

Temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes.  Deferred tax assets and liabilities at December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
	(Amounts In Thousands)
Deferred income tax assets:
Allowance for credit losses	$12,106	$11,745
Deferred compensation and unearned restricted stock	1,753	1,671
Allowance for credit losses on off-balance sheet credit exposures	689	1,212
Accrued expenses	738	932
Unrealized losses on investment securities	8,490	8,419
State net operating loss	1,364	1,286
Gross deferred tax assets	$25,140	$25,265
Valuation allowance	(1,364)	(1,286)
Deferred tax asset, net of valuation allowance	$23,776	$23,979
Deferred income tax liabilities:
Property and equipment	1,731	1,647
Goodwill	388	388
Prepaid expenses	499	495
Other	26	178
Gross deferred tax liabilities	$2,644	$2,708
Net deferred tax assets	$21,132	$21,271

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry-forwards.  The net operating loss carry-forwards are generated by the Company largely from its investment in tax credit real estate properties.  The Company is required to file a separate Iowa tax return and cannot be consolidated with the Bank.  The net operating loss carry-forwards will expire, if not utilized, between 2025 and 2043.  The Company has recorded a valuation allowance to reduce the deferred tax asset attributable to the net operating loss carry-forwards.  At December 31, 2024 and 2023, the Company believes it is more likely than not that the Iowa net operating loss carry-forwards will not be realized. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance increased by $78,000 and $99,000 for the years ended December 31, 2024 and 2023, respectively.

The net change in the deferred income taxes for the years ended December 31, 2024, 2023 and 2022 is reflected in the consolidated financial statements as follows:

	Year Ended December 31,
	2024	2023	2022
	(Amounts In Thousands)
Consolidated statements of income	$176	$(1,873)	$(1,307)
Consolidated statements of stockholders' equity	(37)	4,663	(13,629)
	$139	$2,790	$(14,936)

Income tax expense for the years ended December 31, 2024, 2023 and 2022 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2024		2023		2022
	Amount	% Of Pretax Income	Amount	% Of Pretax Income	Amount	% Of Pretax Income
	(Amounts In Thousands)
Expected tax expense	$12,643	21.0%	$10,180	21.0%	$12,782	21.0%
Tax-exempt interest	(1,985)	(4.1)	(1,349)	(2.8)	(1,216)	(2.0)
Interest expense limitation	335	0.7	187	0.4	47	0.1
State income taxes, net of federal income tax benefit	2,212	4.6	2,321	4.8	2,337	3.8
Income tax credits	(475)	(1.0)	(475)	(1.0)	(475)	(0.8)
Other	(131)	(0.3)	(566)	(1.2)	(361)	(0.6)
	$12,599	20.9%	$10,298	21.2%	$13,114	21.5%

Federal income tax expense for the years ended December 31, 2024, 2023 and 2022 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.  The tax years ended December 31, 2024, 2023, 2022 and 2021, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2024, 2023, 2022 and 2021, remain open for examination.  There were no material unrecognized tax benefits at December 31, 2024 and December 31, 2023.  No interest or penalties on these unrecognized tax benefits has been recorded.  As of December 31, 2024, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve month period ending December 31, 2025.

Note 12.Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial results.  Under capital adequacy guidelines and the regulatory frameworks for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications of the Company and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of capital. The Bank uses the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
greater than 9%. Management believes that, as of December 31, 2024 and 2023, the Company and the Bank met all capital adequacy requirements to which they are subject.

The actual amounts and capital ratios as of December 31, 2024 and 2023, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2024:
Company:
Community Bank Leverage Ratio	$565,744	12.69%	9.00%
Bank:
Community Bank Leverage Ratio	566,359	12.71	9.00

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2023:
Company:
Community Bank Leverage Ratio	$539,815	12.77%	9.00%
Bank:
Community Bank Leverage Ratio	541,566	12.82	9.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of capital to assets of 9.0%, retained earnings of $165.37 million as of December 31, 2024 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank.  Reserve balances totaled none as of December 31, 2024 and 2023.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13.Related Party Transactions

Certain directors of the Company and the Bank, companies with which the directors are affiliated, and certain principal officers and immediate family members are customers of, and have banking transactions with, the Bank in the ordinary course of business.  Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(Amounts In Thousands)
Balance, beginning	$73,337	$73,039
Net increase due to change in related parties	4,972	714
Advances	18,408	27,689
Collections	(22,469)	(28,105)
Balance, ending	$74,248	$73,337

Deposits from these related parties totaled $13.51 million and $14.66 million as of December 31, 2024 and 2023, respectively.  Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

Letters of credit with these related parties totaled $1.00 million and $1.01 million as of December 31, 2024 and 2023, respectively, and were done under the same terms as those with nonrelated parties.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.     Fair Value Measurements

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2024 are as follows:

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$123,399	$123,399	$123,399	$—	$—
Investment securities	944,136	944,136	288,462	655,674	—
Loans held for sale	3,971	3,971	—	3,971	—
Loans
Agricultural	118,004	118,030	—	—	118,030
Commercial and financial	288,700	286,047	—	—	286,047
Real estate:
Construction, 1 to 4 family residential	79,171	79,730	—	—	79,730
Construction, land development and commercial	277,476	277,116	—	—	277,116
Mortgage, farmland	272,516	260,578	—	—	260,578
Mortgage, 1 to 4 family first liens	1,156,163	1,088,033	—	—	1,088,033
Mortgage, 1 to 4 family junior liens	136,831	133,501	—	—	133,501
Mortgage, multi-family	489,934	464,745	—	—	464,745
Mortgage, commercial	490,553	468,119	—	—	468,119
Loans to individuals	34,192	33,358	—	—	33,358
Obligations of state and political subdivisions	43,981	41,715	—	—	41,715
Accrued interest receivable	21,403	21,403	—	21,403	—
Total financial instrument assets	$4,480,430	$4,343,881	$411,861	$681,048	$3,250,972
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$581,043	$581,043	$—	$581,043	$—
Interest-bearing deposits	2,765,090	2,767,730	—	2,767,730	—
Other short-term borrowings	546,636	547,530	—	547,530	—
Federal Home Loan Bank borrowings	127,050	126,127	—	126,127	—
Interest rate swaps	93	93	—	93	—
Accrued interest payable	9,912	9,912	—	9,912	—
Total financial instrument liabilities	$4,029,824	$4,032,435	$—	$4,032,435	$—
	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$586,775	$—	$—	$—	$—
Letters of credit	13,867	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$600,642	$—	$—	$—	$—

(1)Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2023 are as follows:

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$59,482	$59,482	$59,482	$—	$—
Investment securities	795,167	795,167	422,490	372,677	—
Loans held for sale	2,023	2,023	—	2,023	—
Loans
Agricultural	113,270	112,421	—	—	112,421
Commercial and financial	298,440	294,021	—	—	294,021
Real estate:
Construction, 1 to 4 family residential	79,142	79,238	—	—	79,238
Construction, land development and commercial	308,509	299,846	—	—	299,846
Mortgage, farmland	277,735	259,969	—	—	259,969
Mortgage, 1 to 4 family first liens	1,206,991	1,114,737	—	—	1,114,737
Mortgage, 1 to 4 family junior liens	140,636	135,529	—	—	135,529
Mortgage, multi-family	466,754	435,222	—	—	435,222
Mortgage, commercial	412,769	386,712	—	—	386,712
Loans to individuals	38,958	37,600	—	—	37,600
Obligations of state and political subdivisions	46,168	43,676	—	—	43,676
Accrued interest receivable	19,786	19,786	—	19,786	—
Total financial instrument assets	$4,265,830	$4,075,429	$481,972	$394,486	$3,198,971
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$600,398	$600,398	$—	$600,398	$—
Interest-bearing deposits	2,682,382	2,678,798	—	2,678,798	—
Other borrowings	219,000	219,164	—	219,164	—
Federal Home Loan Bank borrowings	296,648	297,148	—	297,148	—
Interest rate swaps	233	233	—	233	—
Accrued interest payable	6,102	6,102	—	6,102	—
Total financial instrument liabilities	3,804,763	3,801,843	$—	3,801,843	—

Financial instrument with off-balance sheet risk:	Face Amount
Loan commitments	$685,861	$—	$—	$—	$—
Letters of credit	7,654	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$693,515	$—	$—	$—	$—

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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the year ended December 31, 2024. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2024
Assets	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$288,462	$—	$—	$288,462
State and political subdivisions	—	362,736	—	362,736
Mortgage-backed securities and collateralized mortgage obligations	—	278,090	—	278,090
Other securities (FHLB, FHLMC and FNMA)	—	14,848	—	14,848
Total	$288,462	$655,674	$—	$944,136
Liabilities
Interest rate swaps	$—	93	$—	93

	December 31, 2023
Assets	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$422,490	$—	$—	$422,490
State and political subdivisions	—	262,953	—	262,953
Mortgage-backed securities and collateralized mortgage obligations	—	60,929	—	60,929
Other securities (FHLB, FHLMC and FNMA)	—	33,049	—	33,049
Total	$422,490	$356,931	$—	$779,421
Liabilities
Interest rate swaps	—	233	—	233
(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2024 and 2023.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis that were still held on the balance sheet at December 31, 2024 and 2023, the following tables provide the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

	December 31, 2024
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,837	$1,837
Commercial and financial	—	—	324	324
Real Estate:
Construction, 1 to 4 family residential	—	—	637	637
Construction, land development and commercial	—	—	—	—
Mortgage, farmland	—	—	2,707	2,707
Mortgage, 1 to 4 family first liens	—	—	1,420	1,420
Mortgage, 1 to 4 family junior liens	—	—	—	—
Mortgage, multi-family	—	—	50	50
Mortgage, commercial	—	—	1,708	1,708
Loans to individuals	—	—	—	—
Foreclosed assets (5)	—	—	—	—
Total	$—	$—	$8,683	$8,683

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2024 and 2023
(Amounts In Thousands)

ASSETS	2024	2023
Cash and cash equivalents at subsidiary bank	$1,900	$652
Investment in subsidiary bank	541,559	516,889
Other assets	1,377	1,348
Total assets	$544,836	$518,889
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$3,892	$3,750
Redeemable common stock held by ESOP	48,257	44,853
Stockholders' equity:
Capital stock	64,644	63,827
Retained earnings	578,882	541,329
Accumulated other comprehensive loss	(27,300)	(27,176)
Treasury stock at cost	(75,282)	(62,841)
	540,944	515,139
Less maximum cash obligation related to ESOP shares	48,257	44,853
Total stockholders' equity	492,687	470,286
Total liabilities and stockholders' equity	$544,836	$518,889

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2024, 2023 and 2022
(Amounts In Thousands)

	2024	2023	2022
Dividends received from subsidiary	$23,551	$16,687	$12,806
Other expenses	(868)	(199)	(720)
Income before income tax benefit and equity in undistributed income of subsidiary	22,683	16,488	12,086
Income tax benefit	34	54	269
	22,717	16,542	12,355
Equity in undistributed income of subsidiary	24,887	21,634	35,398
Net income	$47,604	$38,176	$47,753

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2024, 2023 and 2022
(Amounts In Thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$47,604	$38,176	$47,753
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed income of subsidiary	(24,887)	(21,634)	(35,398)
Share-based compensation	23	25	25
Compensation expensed through issuance of common stock	1,412	1,630	1,349
Forfeiture of common stock	(324)	(564)	(791)
(Increase) decrease in other assets	(29)	(52)	771
Increase (decrease) in other liabilities	96	(529)	28
Net cash and cash equivalents provided by operating activities	23,895	17,052	13,737
Cash flows from financing activities:
Issuance of common stock, net of costs	—	—	1,242
Stock options exercised	—	—	238
Purchase of treasury stock	(12,902)	(7,710)	(7,906)
Proceeds from the issuance of common stock through the employee stock purchase plan	362	398	417
Excise tax paid on purchase of treasury stock	(56)	—	—
Dividends paid	(10,051)	(9,688)	(9,304)
Net cash and cash equivalents used by financing activities	(22,647)	(17,000)	(15,313)
Increase (decrease) in cash and cash equivalents	1,248	52	(1,576)
Cash and cash equivalents:
Beginning of year	652	600	2,176
Ending of year	$1,900	$652	$600

Supplemental Disclosures
Noncash financing activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$3,404	$(6,158)	$998

Note 16.Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $149.47 million.  The concentrations of credit by type of loan are set forth in Note 3 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at December 31, 2024 and 2023 is as follows:

	2024	2023
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$84,715	$84,939
Credit cards	76,671	73,677
Commercial, real estate and home construction	153,208	245,208
Commercial lines and real estate purchase loans	272,181	282,037
Outstanding letters of credit	13,867	7,654

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded the Bank would be entitled to seek recovery from the customer.  At December 31, 2024 and 2023, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.
Lease commitments: The Company leases certain facilities under operating leases.  The minimum future rental commitments as of December 31, 2024 for all non-cancellable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)
2025	315
2026	318
2027	322
2028	289
2029	72
Thereafter	—
$1,316

Rent expense was $0.36 million, $0.36 million and $0.41 million for the years ended December 31, 2024, 2023 and 2022, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17.Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. The Bank entered into one interest rate swap agreement in November 2023 and was required to pledge a US Treasury in the amount of approximately $250 thousand and $500 thousand of collateral as of December 31, 2024 and 2023, respectively.

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

The table below identifies the balance sheet category and fair value of the Bank’s derivative instrument designated as a cash flow hedge as of December 31, 2024 and 2023:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
December 31, 2024
Interest rate swap	$42,150	$(93)	Other Liabilities	5/15/2025

December 31, 2023
Interest rate swap	$2,100	$(233)	Other Liabilities	5/15/2025

The table below identifies the losses recognized on the Bank’s derivative instrument designated as cash flow hedges for the year ended December 31, 2024 and 2023:

	Recognized in Other Comprehensive Loss	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
December 31, 2024
Interest rate swap	$106	Interest Expense	$—	Other Income	$—

December 31, 2023
Interest rate swap	$(177)	Interest Expense	$—	Other Income	$—

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.Segment Reporting

The Company conducts operations through one reportable segment which is determined by the Senior Executive Committee, which is designated the chief operating decision maker, based upon information provided about the Company's products and services offered, primarily banking operations. The Executive Committee consists of the Chief Executive Officer, Chief Financial Officer and President/Chief Operating Officer. The segment is also distinguished by the level of information provided to the Executive Committee, who uses such information to review performance of various components of the business (such as branches), which are then aggregated if operating performance, products/services, and customers are similar. The Executive Committee will evaluate the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The Executive Committee uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The Executive Committee uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, credit loss expense, and payroll provide the significant expenses in the banking operation. All operations are domestic.

Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using consolidated net income from the consolidated statements of income. Significant income and expenses are included on the consolidated statements of income. These include interest income, interest expense, net interest income, and noninterest income. Significant expenses used in evaluating Company performance are credit loss expense and salaries and employee benefits which are included on the consolidated statements of income.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19.Subsequent Events

Subsequent events have been evaluated through March 14, 2025.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934).  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, could provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses in internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting” the Company’s internal controls over financial reporting as of December 31, 2024, were not effective.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2024.  Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2024. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Material weaknesses were identified in the following areas:

•management review and activity-level controls over the period-end financial reporting process;
•the segregation of duties, review, posting, and approval of manual journal entries; and
•the identification, prior approval, and disclosure of related party transactions.

Notwithstanding the material weaknesses, the Company’s management, including the CEO and CFO, has concluded that the consolidated financial statements, included in this Annual Report on Form 10-K, for the year ended December 31, 2024, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.

Attestation Report of the Registered Public Accounting Firm

Our independent auditor, Forvis Mazars, LLP, a registered public accounting firm, has issued its report on its audit of our internal control over financial reporting. Forvis Mazars, LLP’s attestation report contains an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. This report appears on pages 59-60.

Reference is made to the Report of Independent Registered Public Accounting Firm included in this Annual Report.

Remediation Plan

The Company has initiated certain remedial measures to strengthen its controls as a result of the material weaknesses noted above. These include continued review of the overall design of its internal control environment, as well as the design and implementation of additional internal controls over the specific areas where material weaknesses were identified as detailed above.

The actions the Company is taking under its remediation plan are subject to ongoing management review and are also subject to Audit Committee oversight.

Each material weakness identified above cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed above, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, including any corrective actions with regard to the control deficiencies that led to the material weaknesses in the Company’s internal controls over financial reporting identified above.

Item 9B.	Other Information

10b5-1 Securities Trading Plans

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Part III is presented under the items entitled “Information Concerning Nominees for Election as Directors,” "Information Concerning Directors other than Nominees," "Corporate Governance and Board of Directors," and “Delinquent Section 16(a) Reports” in the Company’s Definitive Proxy Statement dated March 21, 2025 for the Annual Meeting of Stockholders on April 21, 2025.  Such information is incorporated herein by reference.

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

The information required by Item 11 of Part III is presented under the items entitled  “Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation Paid to the Named Executive Officers,” "Risk Management and Compensation Policies and Practices," “Compensation and Incentive Stock Committee Interlocks and Insider Participation,” "Schedule of Director Fees," "Director Compensation Table," and “Compensation and Incentive Stock Committee Report”  in the Company’s Definitive Proxy Statement dated March 21, 2025 for the Annual Meeting of Stockholders on April 21, 2025. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement dated March 21, 2025 for the Annual Meeting of Stockholders on April 21, 2025.  Such information is incorporated herein by reference.

The following table sets forth information regarding the Company’s equity compensation plan as of December 31, 2024, all of which relates to stock options issued under stock option plans approved by stockholders of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,333	$64.27	162,144
Equity compensation plans not approved by security holders	—	—	—
Total	9,333	$64.27	162,144

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the items entitled “Corporate Governance and the Boards of Directors,” and “Compensation and Incentive Stock Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement dated March 21, 2025 for the Annual Meeting of Stockholders on April 21, 2025. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained in the Company’s Definitive Proxy Statement dated March 21, 2025 for the Annual Meeting of Shareholders on April 21, 2025, under the heading “Audit Committee,” which information is incorporated herein by this reference.

The three additional data elements required to be tagged by a registrant that files financial statements using Inline XBRL are as follows:
•Forvis Mazars, LLP
•Springfield, Missouri
•PCAOB ID: 686

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

Form 10-K
(a)	1	Financial Statements	Reference

		Independent registered public accounting firm's report on the financial statements	Page 57-60

		Consolidated balance sheets as of December 31, 2024 and 2023	Page 61

		Consolidated statements of income for the years ended December 31, 2024, 2023, and 2022	Page 62

		Consolidated statements of comprehensive income for the years ended December 31, 2024, 2023, and 2022	Page 63

		Consolidated statements of stockholders' equity for the years ended December 31, 2024, 2023, and 2022	Page 64

		Consolidated statements of cash flows for the years ended December 31, 2024, 2023, and 2022	Page 65

		Notes to consolidated financial statements	Page 67

	2	Financial Statements Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	3	Exhibits

	3.1	Restated Articles of Incorporation incorporated by reference from the Company's Form 10-K (Exhibit 3.1) filed March 5, 2024.

	3.2	Amended and Restated ByLaws incorporated by reference from the Company's Form 10-K (Exhibit 3.2) filed March 5, 2024.

	4.1	Description of Registered Securities, incorporated by reference from the Company's Form 10-K (Exhibit 4.1) filed with the Commission on March 6, 2020.

	10.1	2010 Stock Option and Incentive Plan, incorporated by reference from Registrant’s Form S-8 filed June 29, 2012.

	10.2	2020 Stock Option and Incentive Plan, incorporated by reference from Registrant’s Form 10-Q filed with the Commission on May 4, 2020.

	10.3	Form of non-employee Director Stock Option Grant Agreement (Used for 2010 and 2020 Stock Option and Incentive Plan Awards).

10.4
Form of Restricted Stock Award Agreement use for Company NEOs under the 2010 and 2020 Stock Option and Incentive Plans – 5 Year vesting provision, incorporated by reference from Registrant’s Annual Report on Form 10-K (Exhibit 10.4) filed March 5, 2019.

10.5
Form of Restricted Stock Award Agreement use for Company NEOs under the 2010 and 2020 Stock Option and Incentive Plans – 8 Year vesting provision, incorporated by reference from Registrant’s Annual Report on Form 10-K (Exhibit 10.5) filed March 5, 2019.

10.6	Form of Director Deferred Compensation Plan Agreement is attached on Page 131.

11	Statement Regarding Computation of Basic and Diluted Earnings Per Share. (Note: Statement included in Note 1 under Item 8 of Part II above)

19	Insider Trading Policies and Procedures is attached on Page 138.

21	Subsidiary of the Registrant is attached on Page 152.

23.1	Consent of Independent Registered Public Accounting Firm is attached on Page 153. Forvis Mazars, LLP

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 on Page 154.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 on Page 155.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 156.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DED	XBRL Taxonomy Extension Definitions Linkbase Document
(1) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION
Date:	March 14, 2025	By: /s/Lisa A. Shileny
Lisa A. Shileny, Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 14, 2025	By: /s/Lisa A. Shileny
Lisa A. Shileny, Director, President and Chief Executive Officer

Date:	March 14, 2025	By: /s/Anthony V. Roetlin
Anthony V. Roetlin, Treasurer, Chief Financial Officer and Chief Accounting Officer

Date:	March 14, 2025	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer Emeritus

Date:	March 14, 2025	By: /s/Michael S. Donovan
Michael S. Donovan, Director

Date:	March 14, 2025	By: /s/Kirsten H. Frey
Kirsten H. Frey, Director

Date:	March 14, 2025	By: /s/Michael E. Hodge
Michael E. Hodge, Director

Date:	March 14, 2025	By: /s/Emily A. Hughes
Emily A. Hughes, Director

Date:	March 14, 2025	By: /s/Casey L. Peck
Casey L. Peck, Director

Date:	March 14, 2025	By: /s/John W. Phelan
John W. Phelan, Director

Date:	March 14, 2025	By: /s/Ann M. Rhodes
Ann M. Rhodes, Director

Date:	March 14, 2025	By: /s/James C. Schmitt
James C. Schmitt, Director

Date:	March 14, 2025	By: /s/Amy E. T. Sparks
Amy E. T. Sparks, Director

Date:	March 14, 2025	By: /s/William A. Wever II
William A. Wever II, Director

Date:	March 14, 2025	By: /s/Thomas R. Wiele
Thomas R. Wiele, Director

Date:	March 14, 2025	By: /s/Sheldon E. Yoder
Sheldon E. Yoder, Director