Form 10-Q
period 2025-03-31
HILLS BANCORPORATION
filed 2025-05-09
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		April 30, 2025

Common Stock	No par value	8,917,386

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Cash and cash equivalents	$105,213	$123,399
Investment securities available for sale at fair value (amortized cost March 31, 2025 $940,439; December 31, 2024 $979,855)	906,111	944,136
Stock of Federal Home Loan Bank	25,706	28,024
Loans held for sale	6,044	3,971
Loans, net of allowance for credit losses March 31, 2025 $52,950; December 31, 2024 $50,940	3,415,201	3,387,521
Property and equipment, net	35,734	35,868
Tax credit real estate investments	9,336	8,854
Accrued interest receivable	23,789	21,403
Deferred income taxes, net	21,581	21,132
Goodwill	2,500	2,500
Other assets	12,954	11,434
Total Assets	$4,564,169	$4,588,242

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$583,045	$581,043
Interest-bearing deposits	2,895,301	2,765,090
Total deposits	$3,478,346	$3,346,133
Other short-term borrowings, including Bank Term Funding Program and federal funds purchased	—	546,636
Federal Home Loan Bank borrowings	509,900	127,050
Accrued interest payable	4,619	9,912
Allowance for credit losses on off-balance sheet credit exposures	3,700	2,900
Other liabilities	23,528	14,667
Total Liabilities	$4,020,093	$4,047,298

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$50,518	$48,257

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued March 31, 2025 10,346,287 shares; December 31, 2024 10,346,920 shares	$—	$—
Paid in capital	64,838	64,644
Retained earnings	582,999	578,882
Accumulated other comprehensive loss	(26,195)	(27,300)
Treasury stock at cost (March 31, 2025 1,405,858 shares; December 31, 2024 1,377,498 shares)	(77,566)	(75,282)
Total Stockholders' Equity	$544,076	$540,944
Less maximum cash obligation related to ESOP shares	50,518	48,257
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$493,558	$492,687
Total Liabilities & Stockholders' Equity	$4,564,169	$4,588,242

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2025	2024
Interest income:
Loans, including fees	$46,130	$43,450
Investment securities:
Taxable	6,335	3,273
Nontaxable	2,550	1,488
Federal funds sold	189	510
Total interest income	$55,204	$48,721
Interest expense:
Deposits	$14,478	$14,269
Other short-term borrowings	2,942	3,472
FHLB borrowings	3,622	3,310
Total interest expense	$21,042	$21,051
Net interest income	$34,162	$27,670
Credit loss expense (benefit)	3,870	(363)
Net interest income after credit loss expense	$30,292	$28,033
Noninterest income:
Net gain on sale of loans	$244	$373
Trust fees	4,045	3,497
Service charges and fees	3,055	3,033
Other noninterest income	777	104
	$8,121	$7,007

Noninterest expenses:
Salaries and employee benefits	$11,365	$11,187
Occupancy	1,150	1,083
Furniture and equipment	1,746	1,680
Office supplies and postage	512	514
Advertising and business development	834	811
Outside services	3,885	3,450
FDIC insurance assessment	512	481
Other noninterest expense	643	601
	$20,647	$19,807
Income before income taxes	$17,766	$15,233
Income taxes	3,333	3,133
Net income	$14,433	$12,100

Earnings per share:
Basic	$1.61	$1.33
Diluted	$1.61	$1.33

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$14,433	$12,100

Other comprehensive income (loss)
Securities:
Net change in unrealized gain (loss) on securities available for sale	$1,391	$(3,643)
Income taxes	(330)	866
Other comprehensive income (loss) on securities available for sale	$1,061	$(2,777)
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain on derivatives	$58	$267
Income taxes	(14)	(65)
Other comprehensive income on cash flow hedges	$44	$202

Other comprehensive income (loss), net of tax	$1,105	$(2,575)

Comprehensive income	$15,538	$9,525

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

Three Months Ended March 31, 2025 and 2024
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2023	$63,827	$541,329	$(27,176)	$(62,841)	$(44,853)	$470,286
Issuance of 3,339 shares of common stock	131	—	—	92	—	223
Issuance of 1,719 shares of common stock under the employee stock purchase plan	105	—	—	—	—	105
Unearned restricted stock compensation	115	—	—	—	—	115
Forfeiture of 1,293 shares of common stock	(89)	—	—	—	—	(89)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	(1,522)	(1,522)
Net income	—	12,100	—	—	—	12,100
Cash dividends ($1.10 per share)	—	(10,051)	—	—	—	(10,051)
Purchase of 47,152 shares of common stock	—	—	—	(3,157)	—	(3,157)
Other comprehensive loss	—	—	(2,575)	—	—	(2,575)
Balance, March 31, 2024	$64,095	$543,378	$(29,751)	$(65,906)	$(46,375)	$465,441

Balance, December 31, 2024	$64,644	$578,882	$(27,300)	$(75,282)	$(48,257)	$492,687
Issuance of 4,019 shares of common stock	177	—	—	114	—	291
Issuance of 1,444 shares of common stock under the employee stock purchase plan	94	—	—	—	—	94
Unearned restricted stock compensation	50	—	—	—	—	50
Forfeiture of 2,077 shares of common stock	(132)	—	—	—	—	(132)
Share-based compensation	5	—	—	—	—	5
Change related to ESOP shares	—	—	—	—	(2,261)	(2,261)
Net income	—	14,433	—	—	—	14,433
Cash dividends ($1.15 per share)	—	(10,316)	—	—	—	(10,316)
Purchase of 32,379 shares of common stock	—	—	—	(2,398)	—	(2,398)
Other comprehensive income	—	—	1,105	—	—	1,105
Balance, March 31, 2025	$64,838	$582,999	$(26,195)	$(77,566)	$(50,518)	$493,558

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$14,433	$12,100
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	602	611
Credit loss expense (benefit)	3,870	(363)
Forfeiture of common stock	(132)	(89)
Share-based compensation	5	6
Compensation expensed through issuance of common stock	291	223
Provision for deferred income taxes	(793)	(207)
Net loss (gain) on sale of other real estate owned and other repossessed assets	125	(19)
Loss from equity method investments	115	—
Increase in accrued interest receivable	(2,386)	(2,075)
Accretion of discount on investment securities, net	(696)	(149)
Increase in other assets	(1,459)	(949)
Amortization of operating lease right-of-use assets	65	64
Amortization of tax credit real estate investments	650	—
Increase in accrued interest payable and other liabilities	2,429	5,772
Loans originated for sale	(23,999)	(16,965)
Proceeds on sales of loans	22,170	15,659
Net gain on sales of loans	(244)	(373)
Net cash and cash equivalents provided by operating activities	$15,046	$13,246

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$68,359	$37,129
Purchases of investment securities available for sale	(28,247)	(45,232)
Proceeds from sale of stock of Federal Home Loan Bank	16,821	5,676
Purchases of stock of Federal Home Loan Bank	(14,503)	(4,352)
Loans made to customers, net of collections	(31,242)	(4,008)
Proceeds on sale of other real estate owned and other repossessed assets	241	90
Purchases of property and equipment	(468)	(301)
Net changes from tax credit real estate investment	—	364
Net cash and cash equivalents provided by (used in) investing activities	$10,961	$(10,634)

Cash Flows from Financing Activities
Net increase in deposits	$132,213	$79,311
Net (decrease) increase in other short-term borrowings	(546,636)	110,000
Principal payments on short-term FHLB borrowings	(221,871)	—
Proceeds from the issuance of short-term FHLB borrowings	324,721	—
Principal payments on long-term FHLB borrowings	—	(144,248)
Proceeds from the issuance of long-term FHLB borrowings	280,000	—
Purchase of common stock	(2,398)	(3,157)
Proceeds from the issuance of common stock through the employee stock purchase plan	94	105
Dividends paid	(10,316)	(10,051)
Net cash and cash equivalents (used in) provided by financing activities	$(44,193)	$31,960
(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Three Months Ended March 31,
	2025	2024
(Decrease) increase in cash and cash equivalents	$(18,186)	$34,572
Cash and cash equivalents:
Beginning of period	123,399	59,482
End of period	$105,213	$94,054

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$15,198	$13,700
Interest paid on other obligations	11,137	6,012

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$2,261	$1,522
Transfers to other real estate owned	492	63
Sale and financing of other real estate owned	—	100
Contributions payable for investment in tax credit real estate included in other liabilities	1,247	—

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions for Form 10-Q and Regulation S-X.  These financial statements include all adjustments (consisting of normal recurring accruals) which in the opinion of management are considered necessary for the fair presentation of the financial position and results of operations for the periods shown. While the chief operating decision-makers monitor the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Although the loan activity of the Bank is diversified with commercial and agricultural loans, real estate loans, automobile, installment and other consumer loans, the Bank's credit is concentrated in real estate loans. Accordingly, the management of the Company considers that it operates as one business segment, a commercial bank.

Operating results for the three month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2024 filed with the Securities Exchange Commission on March 14, 2025.  The consolidated balance sheet as of December 31, 2024, has been derived from the audited consolidated financial statements for that period.

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

Certain Significant Estimates:

The allowance for credit losses involves certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at March 31, 2025 may change in the near-term and the effect could be material to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of March 31, 2025 and December 31, 2024, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of March 31, 2025 and December 31, 2024.

Tax credit real estate: Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of March 31, 2025. In addition, in July 2024, the Company made a tax equity investment in an entity to provide for the historic preservation of a mixed use property in Cedar Rapids, Iowa. The Company has a 99% or greater limited interest in each limited partnership or company. The investment in each was completed after the projects had been developed by the general partner or managing member. On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if there are indications of impairment. This is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, a valuation allowance would be established with a charge to expense. There were no indications of impairment based on management's evaluation and therefore no valuation allowance was determined necessary as of March 31, 2025. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Available-for-sale debt securities and the allowance for credit losses on available-for-sale debt securities: Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of March 31, 2025 or 2024. Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income ("OCI"). Premiums on debt securities are amortized to the earliest call date and discounts on debt securities are accreted over the period to maturity of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Accrued interest receivable on AFS debt securities, stock of the Federal Home Loan Bank, and Federal Reserve excess balance account totaled $6.68 million and $6.10 million at March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.

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

Loans held for investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses ("ACL"). Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $17.11 million and $15.30 million at March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Agricultural - Agricultural operating loans include loans made to finance agricultural production and other loans to farmers and farming operations. Agricultural loans also include mortgage loans secured by farmland. Agricultural operating loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural operating loans is dependent upon the profitable operation or management of the agricultural entity. Agricultural operating loans generally have a term of one year and may have a fixed or variable rate. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the National real gross domestic product (GDP) as of March 31, 2025 and December 31, 2024.

Mortgage loans secured by farmland are made to individuals and businesses within the Company's trade area. The primary source of repayment is the cash flow generated by the collateral underlying the loan. The secondary repayment source would be the liquidation of the collateral. Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less. Generally, interest rates are fixed for mortgage loans secured by farmland. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the National real gross domestic product as of March 31, 2025 and December 31, 2024.

1 to 4 Family First and Junior Liens - The 1 to 4 family first and junior liens portfolio segment is comprised of the single family and home equity loan classes, which are underwritten after evaluating a borrower's capacity to repay, credit, and collateral. Several factors are considered when assessing a borrower's capacity, including the borrower's employment, income, current debt, assets, and level of equity in the property. Credit refers to how well a borrower manages their current and prior debts as documented by a credit report that provides credit scores and the borrower's current and past information about their credit history. Collateral refers to the type and use of property, occupancy, and market value. Property appraisals are obtained to assist in evaluating collateral. Loan-to-property value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
housing prices and demand and levels of unemployment. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate as of March 31, 2025 and December 31, 2024.

Commercial - The commercial loan portfolio segment is comprised of the commercial real estate mortgage including obligations of states and political subdivisions, multifamily residential mortgage, construction/land development and commercial and financial loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower's and associated guarantors or other related party's financial position. These other factors include assessing liquidity, the level and composition of net worth, leverage, considering all other lender amounts and position, an analysis of cash expected to flow through the obligors including the outflow to other lenders, vacancies and prior experience with the borrower. This information is used to assess adequate financial capacity, profitability, and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity, and availability of long-term financing. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the National real gross domestic product as of March 31, 2025 and December 31, 2024.

Consumer Lending - The Company offers consumer loans to individuals including personal loans and automobile loans. These consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than real estate-related loans. Consumer collections are dependent on the borrower's continuing financial stability and are more likely to be affected by adverse personal circumstances. Collateral for these loans generally includes automobiles, boats, recreational vehicles and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to recover and may fluctuate in value based on condition. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the National real gross domestic product as of March 31, 2025 and December 31, 2024.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The FASB is issuing this ASU to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted the ASU on January 1, 2024 for the annual period ending December 31, 2024. See disclosure in Note 13.

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718) Scope Application of Profits Interest and Similar Awards. The FASB is issuing this ASU to improve generally accepted accounting principles by adding an illustrative example to demonstrate how an entity should apply the scope guidance to determine whether profits interest and similar awards ("profit interest awards") should be accounted for in accordance with Topic 718, Compensation - Stock Compensation. The illustrative example is intended to reduce 1) complexity in determining whether a profits interest award is subject to the guidance in Topic 718 and 2) existing diversity in practice. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. The adoption of the ASU on a prospective basis by the Company on January 1, 2025 did not have a material impact on the financial statements.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended March 31,
	2025	2024
Common shares outstanding at the beginning of the period	8,969,422	9,135,720
Weighted average number of net shares redeemed	(9,769)	(16,940)
Weighted average shares outstanding (basic)	8,959,653	9,118,780
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	942	486
Weighted average number of shares (diluted)	8,960,595	9,119,266
Net income (In thousands)	$14,433	$12,100
Earnings per share:
Basic	$1.61	$1.33
Diluted	$1.61	$1.33

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3.Accumulated Other Comprehensive Loss

The following table summarizes the balances of each component of accumulated other comprehensive loss (AOCI), included in stockholders’ equity, at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(amounts in thousands)
Net unrealized loss on available-for-sale securities	$(34,328)	$(35,719)
Net unrealized loss on derivatives used for cash flow hedges	(35)	(93)
Tax effect	8,168	8,512
Net-of-tax amount	$(26,195)	$(27,300)

Note 4.Securities

The carrying values of investment securities at March 31, 2025 and December 31, 2024 are summarized in the following table (dollars in thousands):

	March 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$247,720	27.34%	$288,462	30.55%
Other securities (FHLB, FHLMC, FNMA and SBA)	14,872	1.64	14,848	1.57
State and political subdivisions	369,858	40.82	362,736	38.42
Mortgage-backed securities and collateralized mortgage obligations (MBS and CMO)	273,661	30.20	278,090	29.46
Total securities available for sale	$906,111	100.00%	$944,136	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of March 31, 2025 and December 31, 2024, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. There were no trading or held to maturity securities as of March 31, 2025 or December 31, 2024.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The carrying amount of available-for-sale securities, fair values and allowance for credit losses were as follows as of March 31, 2025 and December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
March 31, 2025
U.S. Treasury	$250,944	$676	$(3,900)	$—	$247,720
Other securities (FHLB, FHLMC, FNMA and SBA)	14,971	—	(99)	—	14,872
State and political subdivisions	394,907	537	(25,586)	—	369,858
MBS and CMO	279,617	421	(6,377)	—	273,661
Total	$940,439	$1,634	$(35,962)	$—	$906,111
December 31, 2024:
U.S. Treasury	$294,210	$215	$(5,963)	$—	$288,462
Other securities (FHLB, FHLMC and FNMA)	15,010	—	(162)	—	14,848
State and political subdivisions	383,244	832	(21,340)	—	362,736
MBS and CMO	287,391	54	(9,355)	—	278,090
Total	$979,855	$1,101	$(36,820)	$—	$944,136

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at March 31, 2025, were as follows (in thousands) below. Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due in one year or less	$72,821	$72,373
Due after one year through five years	302,296	296,281
Due after five years through ten years	118,939	103,777
Due over ten years	166,766	160,019
	$660,822	$632,450
MBS and CMO	279,617	273,661
	$940,439	$906,111

As of March 31, 2025 and 2024, investment securities with a carrying value of $135.17 million and $416.57 million, respectively, were pledged to collateralize other borrowings. As of March 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

There were no sales of available-for-sale securities for the three months ended March 31, 2025 and 2024.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024 (in thousands):

	Less than 12 months				12 months or more				Total
March 31, 2025 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	26	$89,837	$(1,307)	1.45%	31	$78,043	$(2,593)	3.32%	57	$167,880	$(3,900)	2.32%
Other securities (FHLB, FHLMC, FNMA and SBA)	1	4,922	(48)	0.98	4	9,950	(51)	0.51	5	14,872	(99)	0.67
State and political subdivisions	417	154,344	(5,830)	3.78	669	169,828	(19,756)	11.63	1,086	324,172	(25,586)	7.89
MBS and CMO	19	108,089	(777)	0.72	18	40,966	(5,600)	13.67	37	149,055	(6,377)	4.28
Total	463	$357,192	$(7,962)	2.23%	722	$298,787	$(28,000)	9.37%	1,185	$655,979	$(35,962)	5.48%

	Less than 12 months				12 months or more				Total
December 31, 2024 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	32	$115,094	$(2,555)	2.22%	44	$125,590	$(3,408)	2.71%	76	$240,684	$(5,963)	2.48%
Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	6	14,848	(162)	1.09	6	14,848	(162)	1.09
State and political subdivisions	369	140,021	(2,844)	2.03	663	163,330	(18,496)	11.32	1,032	303,351	(21,340)	7.03
MBS and CMO	35	225,680	(2,904)	—	18	41,222	(6,451)	15.65	53	266,902	(9,355)	3.51
Total	436	$480,795	$(8,303)	1.73%	731	$344,990	$(28,517)	8.27%	1,167	$825,785	$(36,820)	4.46%

The Company considered the following information in reaching the conclusion that the unrealized losses disclosed in the table above are not attributable to credit losses.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates. The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of March 31, 2025. The fair value is expected to recover as the securities approach maturity. The U.S. Treasury and other securities are issued and guaranteed by U.S. government-sponsored entities and agencies. The MBS and CMOs have implied U.S. government guarantees of the agency securities. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of March 31, 2025.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5.Loans

Classes of loans are as follows:

	March 31, 2025	December 31, 2024
	(Amounts In Thousands)
Agricultural	$124,118	$118,678
Commercial and financial	301,358	298,917
Real estate:
Construction, 1 to 4 family residential	92,292	79,451
Construction, land development and commercial	276,696	279,589
Mortgage, farmland	271,748	275,768
Mortgage, 1 to 4 family first liens	1,178,783	1,174,083
Mortgage, 1 to 4 family junior liens	139,373	141,550
Mortgage, multi-family	503,989	492,762
Mortgage, commercial	499,854	498,078
Loans to individuals	36,586	35,301
Obligations of state and political subdivisions	43,079	43,994
	$3,467,876	$3,438,171
Net unamortized fees and costs	275	290
	$3,468,151	$3,438,461
Less allowance for credit losses	52,950	50,940
	$3,415,201	$3,387,521

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses (ACL) for the three months ended March 31 2025 and 2024 were as follows:

	Three Months Ended March 31, 2025
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL on loans:
December 31, 2024	$674	$10,217	$2,393	$3,252	$22,929	$10,353	$1,122	$50,940
Charge-offs	(35)	(251)	(251)	—	(385)	(437)	(374)	(1,733)
Recoveries	106	248	26	13	162	24	94	673
Credit loss expense	38	687	299	204	575	1,127	140	3,070

March 31, 2025	$783	$10,901	$2,467	$3,469	$23,281	$11,067	$982	$52,950

	Three Months Ended March 31, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL on loans:
December 31, 2023	$2,516	$8,750	$6,482	$3,429	$18,552	$8,156	$1,525	$49,410
Charge-offs	(1)	(431)	(88)	—	(272)	(38)	(350)	(1,180)
Recoveries	23	411	284	22	203	165	105	1,213
Credit loss expense (benefit)	380	(829)	(580)	(290)	(295)	839	1,162	387

March 31, 2024	$2,918	$7,901	$6,098	$3,161	$18,188	$9,122	$2,442	$49,830

The allowance for credit losses as of December 31, 2024:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2024
ACL on loans:
Ending balance	$674	$10,217	$2,393	$3,252	$22,929	$10,353	$1,122	$50,940

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses (ACL) for off-balance sheet credit exposures for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, 2025
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
December 31, 2024	$147	$1,753	$486	$13	$412	$46	$43	$2,900
Credit loss expense (benefit)	1	566	(15)	29	114	101	4	800
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

March 31, 2025	$148	$2,319	$471	$42	$526	$147	$47	$3,700

	Three Months Ended March 31, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
December 31, 2023	$283	$1,407	$2,841	$73	$363	$88	$55	$5,110
Credit loss expense (benefit)	269	(224)	(739)	(42)	62	(74)	(2)	(750)
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—

March 31, 2024	$552	$1,183	$2,102	$31	$425	$14	$53	$4,360

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The ACL for off-balance sheet credit exposures as of December 31, 2024 were as follows:

	Year Ended December 31, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Ending balance	$147	$1,753	$486	$13	$412	$46	$43	$2,900

Credit loss expense for off-balance sheet credit exposures is included in credit loss expense on the consolidated statement of income for the three months ended March 31, 2025 and 2024.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables present total loans by risk categories and gross charge-offs by year of origination as of March 31, 2025 (amounts in thousands):

March 31, 2025	Agricultural
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$390	$626	$74	$661	$—	$19	$6,350	$8,120
Good	756	3,681	1,835	1,090	210	165	6,901	14,638
Satisfactory	7,086	9,678	2,333	4,356	1,330	856	31,994	57,633
Monitor	2,393	5,233	1,580	3,061	419	265	12,759	25,710
Special Mention	1,432	1,982	608	969	135	469	5,037	10,632
Substandard	1,914	1,055	451	324	56	—	3,585	7,385
Total	$13,971	$22,255	$6,881	$10,461	$2,150	$1,774	$66,626	$124,118
Current-period gross write offs	$—	$35	$—	$—	$—	$—	$—	$35

	Commercial and Financial
Excellent	$215	$734	$172	$178	$94	$248	$8,764	$10,405
Good	2,690	9,896	11,434	8,499	3,698	1,744	17,056	55,017
Satisfactory	10,566	19,630	16,622	20,717	8,953	3,316	55,995	135,799
Monitor	5,208	16,133	8,791	10,560	3,147	1,479	29,977	75,295
Special Mention	1,137	5,444	2,896	755	204	18	3,830	14,284
Substandard	941	3,891	1,104	189	1,282	914	2,237	10,558
Total	$20,757	$55,728	$41,019	$40,898	$17,378	$7,719	$117,859	$301,358
Current-period gross write offs	$233	$7	$8	$—	$—	$2	$1	$251

	Real Estate: Construction, 1 to 4 Family Residential
Excellent	$—	$1,300	$—	$—	$—	$—	$11,335	$12,635
Good	—	233	—	—	—	—	8,241	8,474
Satisfactory	130	1,877	—	—	—	—	42,056	44,063
Monitor	352	1,235	—	—	—	—	21,376	22,963
Special Mention	150	1,177	790	—	—	—	1,287	3,404
Substandard	—	383	—	—	—	—	370	753
Total	$632	$6,205	$790	$—	$—	$—	$84,665	$92,292
Current-period gross write offs	$—	$183	$42	$—	$—	$—	$7	$232

	Real Estate: Construction, Land Development and Commercial
Excellent	$—	$910	$—	$—	$—	$82	$1,137	$2,129
Good	52	1,280	1,346	481	29	236	1,566	4,990
Satisfactory	2,057	14,450	4,775	2,065	3,315	813	111,733	139,208
Monitor	3,013	2,553	1,214	510	1,587	128	115,807	124,812
Special Mention	74	2,028	—	78	—	45	665	2,890
Substandard	196	181	343	1,947	—	—	—	2,667
Total	$5,392	$21,402	$7,678	$5,081	$4,931	$1,304	$230,908	$276,696
Current-period gross write offs	$8	$—	$11	$—	$—	$—	$—	$19

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Farmland
March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$1,235	$1,754	$1,723	$3,720	$1,673	$412	$75	$10,592
Good	2,644	4,407	5,176	15,038	13,086	3,732	7,166	51,249
Satisfactory	6,073	18,269	25,542	44,307	29,190	20,136	13,245	156,762
Monitor	3,468	1,172	7,420	17,015	2,182	3,334	2,580	37,171
Special Mention	—	254	3,204	3,328	1,524	288	3,169	11,767
Substandard	2,433	—	1,329	67	—	378	—	4,207
Total	$15,853	$25,856	$44,394	$83,475	$47,655	$28,280	$26,235	$271,748
Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Real Estate: Mortgage, 1 to 4 Family First Liens
Excellent	$1,180	$3,556	$6,632	$9,089	$1,311	$742	$—	$22,510
Good	1,828	3,709	3,306	9,216	6,372	18,949	4,851	48,231
Satisfactory	38,344	88,607	160,897	276,953	147,243	227,648	11,618	951,310
Monitor	4,169	8,756	13,158	29,466	14,007	25,571	9,837	104,964
Special Mention	437	2,897	3,695	11,047	5,090	7,996	2,458	33,620
Substandard	160	1,167	2,734	2,920	4,202	6,624	341	18,148
Total	$46,118	$108,692	$190,422	$338,691	$178,225	$287,530	$29,105	$1,178,783
Current-period gross write offs	$—	$89	$36	$107	$87	$9	$—	$328

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	—	—	—	256	—	778	3,492	4,526
Satisfactory	2,939	5,069	7,477	10,981	7,548	12,651	78,408	125,073
Monitor	—	709	512	523	494	553	3,603	6,394
Special Mention	15	287	168	322	201	302	628	1,923
Substandard	—	25	180	96	120	231	805	1,457
Total	$2,954	$6,090	$8,337	$12,178	$8,363	$14,515	$86,936	$139,373
Current-period gross write offs	$—	$1	$16	$21	$—	$19	$—	$57

	Real Estate: Mortgage, Multi-Family
Excellent	$—	$—	$—	$5,472	$2,832	$7,913	$—	$16,217
Good	1,271	—	29,957	52,083	15,388	25,597	10,485	134,781
Satisfactory	12,090	20,693	22,220	54,924	31,001	16,821	22,895	180,644
Monitor	34,376	7,548	10,311	31,818	24,693	6,441	25,760	140,947
Special Mention	—	1,812	2,969	746	8,649	3,145	5,452	22,773
Substandard	—	631	—	7,026	970	—	—	8,627
Total	$47,737	$30,684	$65,457	$152,069	$83,533	$59,917	$64,592	$503,989
Current-period gross write offs	$—	$—	$—	$100	$100	$—	$—	$200

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Commercial
March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$7,714	$1,487	$1,369	$—	$2,032	$3,971	$4,003	$20,576
Good	7,805	11,813	6,624	18,884	17,402	15,456	13,745	91,729
Satisfactory	15,495	37,801	23,698	32,006	23,502	39,343	44,136	215,981
Monitor	3,254	49,906	8,239	19,439	13,674	19,315	27,353	141,180
Special Mention	497	5,523	1,238	8,778	2,633	593	960	20,222
Substandard	—	2,759	2,399	1,231	1,906	1,576	295	10,166
Total	$34,765	$109,289	$43,567	$80,338	$61,149	$80,254	$90,492	$499,854
Current-period gross write offs	$—	$29	$—	$—	$208	$—	$—	$237

	Loans to Individuals
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	122	142	34	4	—	—	2	304
Satisfactory	19,317	5,797	5,766	2,679	1,052	286	214	35,111
Monitor	8	51	225	62	28	—	4	378
Special Mention	189	184	110	34	6	1	2	526
Substandard	—	70	50	44	95	8	—	267
Total	$19,636	$6,244	$6,185	$2,823	$1,181	$295	$222	$36,586
Current-period gross write offs	$285	$44	$35	$5	$—	$—	$5	$374

	Obligations of State and Political Subdivisions
Excellent	$—	$—	$—	$—	$—	$3,019	$—	$3,019
Good	—	—	—	—	—	16,034	3,082	19,116
Satisfactory	—	1,266	1,352	1,423	759	7,115	1,608	13,523
Monitor	—	—	—	1,033	—	909	1	1,943
Special Mention	—	—	—	—	—	469	—	469
Substandard	—	—	—	68	—	2,047	2,894	5,009
Total	$—	$1,266	$1,352	$2,524	$759	$29,593	$7,585	$43,079
Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Totals
Excellent	$10,734	$10,367	$9,970	$19,120	$7,942	$16,406	$31,664	$106,203
Good	17,168	35,161	59,712	105,551	56,185	82,691	76,587	433,055
Satisfactory	114,097	223,137	270,682	450,411	253,893	328,985	413,902	2,055,107
Monitor	56,241	93,296	51,450	113,487	60,231	57,995	249,057	681,757
Special Mention	3,931	21,588	15,678	26,057	18,442	13,326	23,488	122,510
Substandard	5,644	10,162	8,590	13,912	8,631	11,778	10,527	69,244
Total	$207,815	$393,711	$416,082	$728,538	$405,324	$511,181	$805,225	$3,467,876
Current-period gross write offs	$526	$388	$148	$233	$395	$30	$13	$1,733

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables present total loans by risk categories and gross charge-offs by year of origination as of December 31, 2024 (amounts in thousands):

	Agricultural
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$1,039	$74	$683	$—	$35	$—	$3,935	$5,766
Good	3,418	1,537	1,141	227	187	—	8,431	14,941
Satisfactory	10,494	3,343	4,978	1,694	926	304	33,609	55,348
Monitor	4,418	2,008	3,157	498	222	177	15,275	25,755
Special Mention	3,085	985	1,203	140	59	495	4,556	10,523
Substandard	2,610	407	456	56	—	—	2,816	6,345
Total	$25,064	$8,354	$11,618	$2,615	$1,429	$976	$68,622	$118,678
Gross write-offs for period	$652	$7	$4	$1	$—	$—	5	$669

	Commercial and Financial
Excellent	$781	$131	$220	$120	$266	$—	$7,438	$8,956
Good	5,983	17,751	8,831	3,932	550	1,277	16,137	54,461
Satisfactory	21,092	22,891	22,225	9,804	3,706	384	55,701	135,803
Monitor	19,828	9,350	11,985	3,559	2,034	84	28,135	74,975
Special Mention	5,875	3,187	932	353	48	1	3,721	14,117
Substandard	4,972	1,173	188	1,309	582	358	2,023	10,605
Total	$58,531	$54,483	$44,381	$19,077	$7,186	$2,104	$113,155	$298,917
Gross write-offs for period	$1,109	$1,029	$202	$117	$36	$—	$75	$2,568

	Real Estate: Construction, 1 to 4 Family Residential
Excellent	$—	$—	$—	$—	$—	$—	$10,366	$10,366
Good	—	—	—	—	—	—	7,657	7,657
Satisfactory	430	—	—	—	—	—	35,078	35,508
Monitor	757	1,246	—	—	—	—	19,669	21,672
Special Mention	310	1,351	—	—	—	—	1,432	3,093
Substandard	384	740	—	—	—	—	31	1,155
Total	$1,881	$3,337	$—	$—	$—	$—	$74,233	$79,451
Gross write-offs for period	$38	$552	$44	$—	$—	$—	$—	$634

	Real Estate: Construction, Land Development and Commercial
Excellent	$910	$—	$—	$—	$—	$87	$880	$1,877
Good	1,464	1,346	548	—	947	243	1,721	6,269
Satisfactory	18,468	7,649	3,043	4,525	263	744	109,998	144,690
Monitor	5,433	2,214	525	1,387	129	—	111,813	121,501
Special Mention	1,768	—	79	—	45	—	667	2,559
Substandard	164	456	2,073	—	—	—	—	2,693
Total	$28,207	$11,665	$6,268	$5,912	$1,384	$1,074	$225,079	$279,589
Gross write-offs for period	$18	$76	$—	$—	$—	$11	$—	$105

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Farmland
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$1,805	$1,770	$3,734	$1,734	$127	$—	$80	$9,250
Good	4,444	5,313	15,354	13,357	4,323	540	7,030	50,361
Satisfactory	20,496	26,971	45,687	30,119	14,971	7,944	13,616	159,804
Monitor	7,066	7,689	17,987	2,365	3,577	298	2,629	41,611
Special Mention	—	3,243	2,581	1,389	104	193	3,211	10,721
Substandard	2,188	1,353	67	—	205	208	—	4,021
Total	$35,999	$46,339	$85,410	$48,964	$23,307	$9,183	$26,566	$275,768
Gross write-offs for period	$—	$37	$2	$—	$—	$—	$—	$39

	Real Estate: Mortgage, 1 to 4 Family First Liens
Excellent	$3,575	$6,675	$9,533	$1,324	$209	$562	$1	$21,879
Good	2,730	3,070	9,977	4,325	8,648	11,667	3,887	44,304
Satisfactory	91,334	168,690	284,347	151,680	102,050	139,948	11,639	949,688
Monitor	10,389	13,992	28,998	17,758	14,004	12,974	10,236	108,351
Special Mention	2,253	3,333	11,620	5,163	3,900	4,147	2,467	32,883
Substandard	887	2,143	2,536	4,360	1,618	5,091	343	16,978
Total	$111,168	$197,903	$347,011	$184,610	$130,429	$174,389	$28,573	$1,174,083
Gross write-offs for period	$41	$209	$238	$167	$27	$31	$27	$740

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
Excellent	$—	$—	$—	$—	$—	$—	$13	$13
Good	—	—	259	—	393	413	3,411	4,476
Satisfactory	6,394	8,103	11,301	7,857	5,692	8,055	80,822	128,224
Monitor	678	363	561	514	276	134	3,176	5,702
Special Mention	251	128	322	175	94	193	830	1,993
Substandard	27	166	98	124	29	123	575	1,142
Total	$7,350	$8,760	$12,541	$8,670	$6,484	$8,918	$88,827	$141,550
Gross write-offs for period	$—	$152	$84	$87	$25	$56	$7	$411

	Real Estate: Mortgage, Multi-Family
Excellent	$—	$—	$5,541	$2,857	$8,048	$79	$1	$16,526
Good	—	30,128	52,477	15,370	18,459	8,104	10,561	135,099
Satisfactory	22,149	22,371	62,472	31,371	15,644	9,854	17,865	181,726
Monitor	7,742	23,638	25,064	26,454	17,641	1,078	25,928	127,545
Special Mention	1,819	2,979	968	9,771	3,172	—	5,479	24,188
Substandard	634	—	6,994	50	—	—	—	7,678
Total	$32,344	$79,116	$153,516	$85,873	$62,964	$19,115	$59,834	$492,762
Gross write-offs for period	$—	$—	$—	$21	$—	$—	$—	$21

	Real Estate: Mortgage, Commercial
Excellent	$1,529	$1,389	$—	$2,066	$12,428	$248	$3,858	$21,518
Good	12,665	6,703	19,335	17,547	16,848	6,463	16,962	96,523
Satisfactory	39,520	25,770	33,941	25,819	33,124	15,714	40,798	214,686
Monitor	50,909	7,483	18,613	13,887	9,519	7,853	27,534	135,798
Special Mention	4,792	3,199	8,843	2,658	527	320	968	21,307
Substandard	3,050	74	1,053	2,121	1,571	81	296	8,246
Total	$112,465	$44,618	$81,785	$64,098	$74,017	$30,679	$90,416	$498,078
Gross write-offs for period	$61	$3	$8	$109	$5	$—	$17	$203

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Loans to Individuals
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$—	$1	$1
Good	147	70	4	22	—	—	1	244
Satisfactory	21,312	6,988	3,265	1,413	397	41	246	33,662
Monitor	119	287	96	33	—	—	12	547
Special Mention	279	124	34	11	—	—	1	449
Substandard	80	68	48	5	—	192	5	398
Total	$21,937	$7,537	$3,447	$1,484	$397	$233	$266	$35,301
Gross write-offs for period	$1,084	$356	$45	$5	$—	$—	$—	$1,490

	Obligations of State and Political Subdivisions
Excellent	$—	$—	$—	$—	$—	$3,138	$—	$3,138
Good	—	—	—	—	1,631	15,853	3,103	20,587
Satisfactory	1,274	1,352	1,481	759	1,756	4,375	1,734	12,731
Monitor	—	—	1,038	—	505	406	—	1,949
Special Mention	—	—	—	—	—	490	—	490
Substandard	—	—	76	—	275	1,821	2,927	5,099
Total	$1,274	$1,352	$2,595	$759	$4,167	$26,083	$7,764	$43,994
Gross write-offs for period	$—	$—	$—	$—	$—	$—	$—	$—
	Totals
Excellent	$9,639	$10,039	$19,711	$8,101	$21,113	$4,114	$26,573	$99,290
Good	30,851	65,918	107,926	54,780	51,986	44,560	78,901	434,922
Satisfactory	252,963	294,128	472,740	265,041	178,529	187,363	401,106	2,051,870
Monitor	107,339	68,270	108,024	66,455	47,907	23,004	244,407	665,406
Special Mention	20,432	18,529	26,582	19,660	7,949	5,839	23,332	122,323
Substandard	14,996	6,580	13,589	8,025	4,280	7,874	9,016	64,360
Total	$436,220	$463,464	$748,572	$422,062	$311,764	$272,754	$783,335	$3,438,171
Gross write-offs for period	$3,002	$2,421	$627	$508	$93	$98	131	$6,880

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of March 31, 2025 and December 31, 2024 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
March 31, 2025
Agricultural	$2,086	$—	$1,793	$3,879	$120,239	$124,118	$—
Commercial and financial	4,595	1,441	711	6,747	294,611	301,358	—
Real estate:
Construction, 1 to 4 family residential	89	1,121	828	2,038	90,254	92,292	—
Construction, land development and commercial	188	308	1,947	2,443	274,253	276,696	—
Mortgage, farmland	3,179	347	67	3,593	268,155	271,748	—
Mortgage, 1 to 4 family first liens	13,258	1,885	2,525	17,668	1,161,115	1,178,783	—
Mortgage, 1 to 4 family junior liens	285	21	1	307	139,066	139,373	—
Mortgage, multi-family	—	—	149	149	503,840	503,989	—
Mortgage, commercial	4,443	3,136	1,796	9,375	490,479	499,854	—
Loans to individuals	272	72	—	344	36,242	36,586	—
Obligations of state and political subdivisions	—	—	—	—	43,079	43,079	—
	$28,395	$8,331	$9,817	$46,543	$3,421,333	$3,467,876	$—

December 31, 2024
Agricultural	$289	$—	$881	$1,170	$117,508	$118,678	$—
Commercial and financial	831	51	704	1,586	297,331	298,917	147
Real estate:
Construction, 1 to 4 family residential	1,803	205	714	2,722	76,729	79,451	—
Construction, land development and commercial	2,497	—	1,947	4,444	275,145	279,589	—
Mortgage, farmland	203	—	67	270	275,498	275,768	—
Mortgage, 1 to 4 family first liens	11,701	4,583	3,206	19,490	1,154,593	1,174,083	719
Mortgage, 1 to 4 family junior liens	426	75	2	503	141,047	141,550	—
Mortgage, multi-family	186	—	—	186	492,576	492,762	—
Mortgage, commercial	416	3,195	2,223	5,834	492,244	498,078	—
Loans to individuals	372	101	—	473	34,828	35,301	—
Obligations of state and political subdivisions	—	—	—	—	43,994	43,994	—
	$18,724	$8,210	$9,744	$36,678	$3,401,493	$3,438,171	$866

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Certain nonaccrual loan information by loan type at March 31, 2025 and December 31, 2024, was as follows:

	March 31, 2025		December 31, 2024
	Total Non-accrual loans	Nonaccrual with no ACL	Total Non- accrual loans	Nonaccrual with no ACL
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$1,793	$1,793	$909	$909
Commercial and financial	2,594	2,594	1,326	1,326
Real estate:
Construction, 1 to 4 family residential	1,241	1,241	714	651
Construction, land development and commercial	2,666	2,666	2,111	2,111
Mortgage, farmland	1,210	1,210	1,225	1,225
Mortgage, 1 to 4 family first liens	7,460	7,063	6,361	5,958
Mortgage, 1 to 4 family junior liens	229	229	236	236
Mortgage, multi-family	7,110	7,110	7,195	7,195
Mortgage, commercial	3,380	3,380	3,849	3,849
Loans to individuals	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—
	$27,683	$27,286	$23,926	$23,460
Loans 90 days or more past due that are still accruing interest decreased $0.87 million from December 31, 2024 to March 31, 2025. As of March 31, 2025, there were no accruing loans past due 90 days or more with an average loan balance of zero. There were 5 accruing loans past due 90 days or more as of December 31, 2024 with an average loan balance of $0.17 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans. There was no interest income recognized on nonaccrual loans for the three months ended March 31, 2025 and year ended December 31, 2024.

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
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (numbers in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Three months ended March 31, 2025			Three months ended March 31, 2024
	Amortized Cost Basis		% of Total Class of Financing Receivable	Amortized Cost Basis		% of Total Class of Financing Receivable
Loan Type
Mortgage, farmland	$—	None	—%	$2,274	6 month payment deferral	0.80%
Construction, 1 to 4 family residential	377	Term extension	0.41%	—	None	—%
Construction, land development and commercial	196	Term extension	0.07%	—	None	—%
Mortgage, commercial	—	None	—%	436	Interest only 4 months	0.10%
Commercial and financial	666	Term extension	0.22%	417	Term extension	0.13%
Total	$1,239			$3,127

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Three months ended March 31, 2025		Three months ended March 31, 2024
Loan Type	Financial Effect	Loan Type	Financial Effect
Mortgage, farmland	None	Mortgage, farmland	Provided a payment deferral, which temporarily reduced monthly payment amounts for the borrowers.
Construction, 1 to 4 family residential	Added a weighted-average 1.01 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Construction, 1 to 4 family residential	None
Construction, land development and commercial	Added a weighted-average 0.92 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Construction, land development and commercial	None
Mortgage, commercial	None	Mortgage, commercial	Provided a payment deferral, which temporarily reduced monthly payment amounts for the borrowers.
Commercial and financial	Added a weighted-average 1.04 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Commercial and financial	Added a weighted-average 0.73 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

There were no financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty as of March 31, 2025 and for the three months ending March 31, 2024.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (numbers in thousands):

March 31, 2025 Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Mortgage, farmland	$—	$—	$—
Agricultural	2,617	—	—
Mortgage, commercial	784	—	—
Construction, 1 to 4 family residential	378	—	—
Construction, land development and commercial	1,745	—	—
Commercial and financial	1,295	—	—
	$6,819	$—	$—

March 31, 2024 Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Mortgage, farmland	$2,274	$—	$—
Agricultural	2,497	—	—
Mortgage, commercial	312	436
Commercial and financial	417	—	—
	$5,500	$436	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
March 31, 2025
Agricultural	$3,621	$—	$162	$—	$3,783	$—
Commercial and financial	3,775	—	26	—	3,801	—
Real estate:
Construction, 1 to 4 family residential	1,391	—	—	—	1,391	—
Construction, land development and commercial	4,056	—	—	—	4,056	—
Mortgage, farmland	3,800	—	—	—	3,800	—
Mortgage, 1 to 4 family first liens	7,460	—	—	—	7,460	19
Mortgage, 1 to 4 family junior liens	229	—	—	—	229	—
Mortgage, multi-family	7,110	—	—	—	7,110	—
Mortgage, commercial	4,642	—	—	—	4,642	—
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	$36,084	$—	$188	$—	$36,272	$19

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
December 31, 2024
Agricultural	$2,709	$—	$200	$—	$2,909	$—
Commercial and financial	2,370	—	26	—	2,396	—
Real estate:
Construction, 1 to 4 family residential	714	—	—	—	714	—
Construction, land development and commercial	3,502	—	—	—	3,502	—
Mortgage, farmland	3,820	—	—	—	3,820	—
Mortgage, 1 to 4 family first liens	7,080	—	—	—	7,080	30
Mortgage, 1 to 4 family junior liens	236	—	—	—	236	—
Mortgage, multi-family	7,195	—	—	—	7,195	—
Mortgage, commercial	5,451	—	—	—	5,451	—
Loans to individuals	192	—	—	—	192	192
Obligations of state and political subdivisions	—	—	—	—	—	—
	$33,269	$—	$226	$—	$33,495	$222

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The changes in the ACL in 2025 compared to December 31, 2024 is the result of the following factors: changes in the economic factors used, specifically management's Iowa unemployment forecast, resulted in minimal changes; slight increase in loan volume which resulted in an increase; slight changes in prepayment and curtailment rates resulting in a slight increase; decreases in the individually analyzed loans reserve; changes in qualitative factors determined necessary by management which resulted in an increase, primarily due to increased past due and nonaccrual loans; and an increase due to increased charge-offs leading to higher loss rates.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans increased $2.78 million from December 31, 2024 to March 31, 2025.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more, and loans made to borrowers with financial difficulties. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 1.05% of loans held for investment as of March 31, 2025 and 0.97% as of December 31, 2024.  The increase in collateral-dependent loans is primarily due to a decrease in loans with a specific reserve of $0.20 million, an increase in nonaccrual loans of $3.76 million, and a decrease in 90 days or more accruing loans of $0.87 million from December 31, 2024 to March 31, 2025. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

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

Note 6.Leases

The Bank leases certain of its branch offices, parking facilities and certain equipment under operating leases. The leases have remaining lease terms of 2 years to 9 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 3 years. As the options are reasonably certain to be exercised, they are recognized as part of the right-of-use assets and lease liabilities.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
For the three months ended March 31, 2025 and 2024, total operating lease expense was $0.12 million and $0.12 million respectively, and is included in occupancy expenses in the consolidated statements of income. Included in this for the three months ended March 31, 2025 and 2024 were $0.10 million and $0.10 million, respectively, of operating lease costs, $0.01 million and $0.01 million, respectively, of short term lease costs, and $0.01 million and $0.01 million, respectively, of variable lease costs.
For the three months ended March 31, 2025 and 2024, cash paid for amounts included in the measurement of operating lease liabilities was $0.10 million and $0.10 million, respectively.
As of March 31, 2025 and December 31, 2024, operating lease right-of-use assets included in other assets was $1.80 million and $1.87 million respectively. Operating lease liabilities included in other liabilities were $1.91 million and $1.97 million as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the weighted average remaining lease term for operating leases was 7.56 years and 7.75 years, respectively, and the weighted average discount rate for operating leases was 3.68% and 3.68%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of March 31, 2025, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2025 (excluding the three months ended March 31, 2025)	$249
2026	335
2027	333
2028	295
2029	172
Thereafter	812
Total lease payments	2,196
Less imputed interest	(290)
Total operating lease liabilities	$1,906

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements
The carrying value and estimated fair values of the Company's financial instruments as of March 31, 2025 are as follows:

	March 31, 2025
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$105,213	$105,213	$105,213	$—	$—
Investment securities	906,111	906,111	247,720	658,391	—
Loans held for sale	6,044	6,044	—	6,044	—
Loans, net of allowance for credit losses
Agricultural	123,335	123,455	—	—	123,455
Commercial and financial	290,457	288,988	—	—	288,988
Real estate:
Construction, 1 to 4 family residential	91,970	92,596	—	—	92,596
Construction, land development and commercial	274,551	275,122	—	—	275,122
Mortgage, farmland	268,279	258,527	—	—	258,527
Mortgage, 1 to 4 family first liens	1,160,419	1,095,717	—	—	1,095,717
Mortgage, 1 to 4 family junior liens	134,731	131,931	—	—	131,931
Mortgage, multi-family	501,059	477,666	—	—	477,666
Mortgage, commercial	491,717	473,410	—	—	473,410
Loans to individuals	35,616	35,172	—	—	35,172
Obligations of state and political subdivisions	43,067	41,522	—	—	41,522
Accrued interest receivable	23,789	23,789	—	23,789	—
Total financial instrument assets	$4,456,358	$4,335,263	$352,933	$688,224	$3,294,106
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$583,045	$583,045	$—	$583,045	$—
Interest-bearing deposits	2,895,301	2,898,773	—	2,898,773	—
Federal Home Loan Bank borrowings	509,900	508,474	—	508,474	—
Interest rate swaps	35	35	—	35	—
Accrued interest payable	4,619	4,619	—	4,619	—
Total financial instrument liabilities	$3,992,900	$3,994,946	$—	$3,994,946	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$615,925	$—	$—	$—	$—
Letters of credit	13,826	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$629,751	$—	$—	$—	$—
(1)Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2024 are as follows:

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$123,399	$123,399	$123,399	$—	$—
Investment securities	944,136	944,136	288,462	655,674	—
Loans held for sale	3,971	3,971	—	3,971	—
Loans, net of allowance for credit losses
Agricultural	118,004	118,030	—	—	118,030
Commercial and financial	288,700	286,047	—	—	286,047
Real estate:
Construction, 1 to 4 family residential	79,171	79,730	—	—	79,730
Construction, land development and commercial	277,476	277,116	—	—	277,116
Mortgage, farmland	272,516	260,578	—	—	260,578
Mortgage, 1 to 4 family first liens	1,156,163	1,088,033	—	—	1,088,033
Mortgage, 1 to 4 family junior liens	136,831	133,501	—	—	133,501
Mortgage, multi-family	489,934	464,745	—	—	464,745
Mortgage, commercial	490,553	468,119	—	—	468,119
Loans to individuals	34,192	33,358	—	—	33,358
Obligations of state and political subdivisions	43,981	41,715	—	—	41,715
Accrued interest receivable	21,403	21,403	—	21,403	—
Total financial instrument assets	$4,480,430	$4,343,881	$411,861	$681,048	$3,250,972
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$581,043	$581,043	$—	$581,043	$—
Interest-bearing deposits	2,765,090	2,767,730	—	2,767,730	—
Other short-term borrowings	546,636	547,530	—	547,530	—
Federal Home Loan Bank borrowings	127,050	126,127	—	126,127	—
Interest rate swaps	93	93		93
Accrued interest payable	9,912	9,912	—	9,912	—
Total financial instrument liabilities	$4,029,824	$4,032,435	$—	$4,032,435	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$586,775	$—	$—	$—	$—
Letters of credit	13,867	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$600,642	$—	$—	$—	$—
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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable. Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the three months ended March 31, 2025. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

	March 31, 2025
Assets	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$247,720	$—	$—	$247,720
State and political subdivisions	—	369,858	—	369,858
Mortgage-backed securities and collateralized mortgage obligations	—	273,661	—	273,661
Other securities (FHLB, FHLMC, FNMA and SBA)	—	14,872	—	14,872
Total	$247,720	$658,391	$—	$906,111
Liabilities
Interest rate swaps	$—	$35	$—	$35

	December 31, 2024
Assets	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$288,462	$—	$—	$288,462
State and political subdivisions	—	362,736	—	362,736
Mortgage-backed securities and collateralized mortgage obligations	—	278,090	—	278,090
Other securities (FHLB, FHLMC and FNMA)	—	14,848	—	14,848
Total	$288,462	$655,674	$—	$944,136
Liabilities
Interest rate swaps	$—	$93	$—	$93
 Considered Level 1 under ASC 820.
(1)Considered Level 2 under ASC 820.
(2)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2025 and the year ended December 31, 2024.

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

March 31, 2025
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$—	$—
Commercial and financial	—	—	—	—
Real Estate:
Construction, 1 to 4 family residential	—	—	55	55
Construction, land development and commercial	—	—	—	—
Mortgage, farmland	—	—	—	—
Mortgage, 1 to 4 family first liens	—	—	609	609
Mortgage, 1 to 4 family junior liens	—	—	—	—
Mortgage, multi-family	—	—	—	—
Mortgage, commercial	—	—	1,500	1,500
Loans to individuals	—	—	—	—
Foreclosed assets (5)	—	—	—	—
Total	$—	$—	$2,164	$2,164

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

Index

Note 8.Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  On August 9, 2022, the Company’s Board of Directors authorized the expansion of the 2005 Stock Repurchase Program to allow an additional 750,000 shares for repurchase and the continuation through December 31, 2027. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,848,497 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2025.  Of these 1,848,497 shares, 32,379 shares were purchased during the quarter ended March 31, 2025, at an average price per share of $74.07.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk:  The Company’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Company's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $153.88 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn, Washington and Iowa Counties, Iowa.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Company’s commitments at March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025	December 31, 2024
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$86,143	$84,715
Credit cards	78,124	76,671
Commercial, real estate and home construction	143,929	153,208
Commercial lines and real estate purchase loans	307,729	272,181
Outstanding letters of credit	13,826	13,867

Note 10.Income Taxes

Federal income tax expense for the three months ended March 31, 2025 and 2024 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2024, 2023, and 2022 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2024, 2023, and 2022 remain open for examination.  There were no material unrecognized tax benefits at March 31, 2025  and December 31, 2024 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of March 31, 2025, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending March 31, 2026. Income taxes as a percentage of income before taxes were 18.76% for the three months ended March 31, 2025 and 20.57% for the same period in 2024.

Note 11.Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate and market or liquidity risks. Derivative instruments are recognized as

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value. The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties. The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions. The Bank has not experienced any losses from nonperformance by counterparties. The Bank monitors counterparty risk in accordance with the provisions of ASC 815. In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. The Bank entered into one interest rate swap agreement in November 2023 and was required to pledge a US Treasury in the amount of approximately $250 thousand of collateral as of March 31, 2025 and December 31, 2024.

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

The table below identifies the balance sheet category and fair value of the Bank’s derivative instrument designated as a cash flow hedge as of March 31, 2025 and December 31, 2024:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
March 31, 2025
Interest rate swap	$45,000	$(35)	Other Liabilities	5/15/2025

December 31, 2024
Interest rate swap	$42,150	$(93)	Other Liabilities	5/15/2025

The table below identifies the gains and losses recognized on the Bank’s derivative instrument designated as cash flow hedges for the three months ended March 31, 2025 and year ended December 31, 2024:

	Recognized in Other Comprehensive Income (Loss)	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)

March 31, 2025
Interest rate swap	$44	Interest Expense	$—	Other Income	$—

December 31, 2024
Interest rate swap	$106	Interest Expense	$—	Other Income	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12.     Borrowings

The following table sets forth selected information for borrowings as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(Amounts In Thousands)
Federal funds purchased, FHLB, interest rate 2024 4.62%	$—	$437,636
Bank Term Funding Program, interest rates 2024 4.76%	—	109,000
	$—	$546,636

Federal Home Loan Bank borrowings
Due 2025, 4.40% to 5.31%	$469,900	$87,050
Due 2027, 3.87% to 4.58%	40,000	40,000
	$509,900	$127,050

The Company has federal funds lines available totaling $175.00 million from multiple correspondent banking relationships as of March 31, 2025 and December 31, 2024 that is secured by available for sale securities.

The Company also has availability to borrow from the Federal Reserve Bank Discount Window of $100 million as of March 31, 2025 and December 31, 2024 that is secured by available for sale securities.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $25.71 million and $28.02 million at March 31, 2025 and December 31, 2024, respectively.  Collateral is provided by the Company’s 1 to 4 family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The Company has the ability to borrow against 1-4 family first mortgages, agricultural real estate, commercial real estate and multi-family loans totaling $1,000.18 million and $996.70 million as of March 31, 2025 and December 31, 2024, respectively.

Note 13.     Segment Reporting

The Company conducts operations through one reportable segment which is determined by the Senior Executive Committee, which is designated the chief operating decision maker, based upon information provided about the Company's products and services offered, primarily banking operations. The Executive Committee consists of the President/Chief Executive Officer and the Chief Financial Officer. The segment is also distinguished by the level of information provided to the Executive Committee, who uses such information to review performance of various components of the business (such as branches), which are then aggregated if operating performance, products/services, and customers are similar. The Executive Committee will evaluate the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The Executive Committee uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The Executive Committee uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, credit loss expense, and payroll provide the significant expenses in the banking operation. All operations are domestic.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, the following:

•The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets. This includes current concerns related to implementation of tariffs, inflation, rising energy prices, the Russia-Ukraine war, Israeli-Palestinian conflict, and supply chain imbalances.

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

Economic Environment

Economic data for the first quarter from the Midwest, as reported in the Federal Reserve System’s “Beige Book,” continues to show slight employment increases in the region over the most recently completed period, with a similar pace of growth anticipated by employers operating in the region over the next 12 months, with the manufacturing sector continuing to experience the most difficulty in filling open positions. Prices rose modestly in the Midwest over the period, with continued increases anticipated over the next 12 months. The manufacturing sector in particular faces heightened uncertainty about both input costs and selling prices attributed primarily to uncertainties surrounding changing tariff policies. In the retail sector, some industry analysts are projecting that any price impacts from higher tariffs will largely be felt in the second half of 2025. Reflecting this outlook, consumer spending increased modestly over the reporting period, with a significant portion of the growth potentially resulting from consumers hoping to gun-jump the increase in costs on higher ticket consumer goods anticipated for later in the year. Conversely, business spending declined slightly since last report, with many sectors anticipating hesitancy in capital purchases over the foreseeable future due to increased uncertainty surrounding tariffs and the economic outlook. On the agricultural front, income expectations from growers and other producers for 2025 have remained largely unchanged for the remainder of 2025. However, increased uncertainty regarding future growing seasons is now percolating the industry segment as a result of recent trade policy announcements.

Our credit administration continues to closely monitor and analyze the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors. Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, senior management is cautiously optimistic that the Company is positioned to continue managing the impact of the varied set of risks and uncertainties currently impacting the economy and remain adequately capitalized. However, the Company may be required to make additional credit loss provisions as warranted by the extremely fluid economic conditions and continued migration in the loan portfolio towards the special mention and substandard risk rating categories.

Index

HILLS BANCORPORATION
Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for credit losses. Information about our critical accounting policies is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025, and there have been no material changes in these critical accounting policies since December 31, 2024.

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, Washington and Williamsburg, Iowa.  At March 31, 2025, the Bank has nineteen full-service locations.

Net income for the three month period ended March 31, 2025 was $14.43 million compared to $12.10 million for the same three months of 2024, an increase of $2.33 million or 19.28%.  The principal factors in the increase in net income for the first three months of 2025 were an increase in net interest income of $6.49 million offset by an increase in credit loss expense of $4.23 million and an increase in noninterest income of $1.11 million.

The Company achieved a return on average assets of 1.13% and a return on average equity of 10.33% for the twelve months ended March 31, 2025, compared to the twelve months ended March 31, 2024, which were 0.90% and 8.36%, respectively. The return on average assets and return on average equity for the three months ended March 31, 2025 were 1.30% and 11.91%, respectively, compared to the three months ended March 31, 2024, which were 1.12% and 10.48%, respectively.  Dividends of $1.15 per share were paid in January 2025 to 2,681 shareholders.  The dividend paid in January 2024 was $1.10 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.25% for the three months ended March 31, 2025 compared to 2.68% for the same three months of 2024.  Average earning assets were $4.405 billion year to date in 2025 and $4.257 billion in 2024.

Highlights noted on the balance sheet as of March 31, 2025 for the Company included the following:

•Total assets were $4.564 billion, an increase of $24.07 million since December 31, 2024.
•Cash and cash equivalents were $105.21 million, a decrease of $18.19 million since December 31, 2024 reflecting the paydown of debt offset by increases due to temporary public funds.
•Net loans were $3.421 billion, an increase of $29.75 million since December 31, 2024, primarily due to increases in the following loan segments: agricultural, commercial and financial, 1 to 4 family residential construction, 1 to 4 family first lien mortgages and multi-family mortgages. Loans held for sale increased $2.07 million since December 31, 2024.
•Deposits increased $132.21 million since December 31, 2024, primarily attributable to temporary public funds.
•Borrowings have decreased $163.79 million since December 31, 2024, related to the maturity of $109.00 million of Bank Term Funding Program debt and additional paydown of debt.

Refer to Note 7 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION

Financial Condition

Loan demand has started to return in the first quarter of 2025. The lingering inflationary pressures have created significant uncertainty regarding projecting loan demand throughout the remainder of 2025.

The following table sets forth the composition of the loan portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$124,118	3.58%	$118,678	3.45%
Commercial and financial	301,358	8.69	298,917	8.69
Real estate:
Construction, 1 to 4 family residential	92,292	2.67	79,451	2.31
Construction, land development and commercial	276,696	7.98	279,589	8.13
Mortgage, farmland	271,748	7.84	275,768	8.02
Mortgage, 1 to 4 family first liens	1,178,783	33.99	1,174,083	34.15
Mortgage, 1 to 4 family junior liens	139,373	4.02	141,550	4.12
Mortgage, multi-family	503,989	14.53	492,762	14.33
Mortgage, commercial	499,854	14.41	498,078	14.49
Loans to individuals	36,586	1.05	35,301	1.03
Obligations of state and political subdivisions	43,079	1.24	43,994	1.28
	$3,467,876	100.00%	$3,438,171	100.00%
Net unamortized fees and costs	275		290
	$3,468,151		$3,438,461
Less allowance for credit losses	52,950		50,940
	$3,415,201		$3,387,521

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

The following table presents the allowance for credit losses as of March 31, 2025 and December 31, 2024 by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans:

	March 31, 2025			December 31, 2024
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$783	1.48%	3.58%	$674	1.32%	3.45%
Commercial and financial	10,901	20.59	8.69	10,217	20.06	8.69
Real estate:
Construction, 1 to 4 family residential	322	0.61	2.67	280	0.55	2.31
Construction, land development and commercial	2,145	4.05	7.98	2,113	4.15	8.13
Mortgage, farmland	3,469	6.55	7.84	3,252	6.38	8.02
Mortgage, 1 to 4 family first liens	18,639	35.20	33.99	18,210	35.75	34.15
Mortgage, 1 to 4 family junior liens	4,642	8.77	4.02	4,719	9.26	4.12
Mortgage, multi-family	2,930	5.53	14.53	2,828	5.55	14.33
Mortgage, commercial	8,137	15.37	14.41	7,525	14.77	14.49
Loans to individuals	970	1.83	1.05	1,109	2.18	1.03
Obligations of state and political subdivisions	12	0.02	1.24	13	0.03	1.28
	$52,950	100.00%	100.00%	$50,940	100.00%	100.00%

The allowance for credit losses (ACL) totaled $52.95 million at March 31, 2025 compared to the allowance of $50.94 million at December 31, 2024. The percentage of the allowance to outstanding loans was 1.53% and 1.48% at March 31, 2025 and December 31, 2024, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding. The changes in the ACL in 2025 compared to December 31, 2024 is the result of the following factors: changes in the economic factors used, specifically management's Iowa unemployment forecast, resulted in minimal changes; slight increase in loan volume which resulted in an increase; slight changes in prepayment and curtailment rates resulting in a slight increase; decreases in the individually analyzed loans reserve; changes in qualitative factors determined necessary by management which resulted in an

Index

HILLS BANCORPORATION
increase, primarily due to increased past due and nonaccrual loans; and an increase due to increased charge-offs leading to higher loss rates.

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

Management has determined that the allowance for credit losses was adequate at March 31, 2025, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry data. This review encompasses levels of total collateral-dependent loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Investment securities available for sale held by the Company decreased by $38.03 million from December 31, 2024 to March 31, 2025.  The fair value of securities available for sale was $34.33 million less than the amortized cost of such securities as of March 31, 2025. At December 31, 2024, the fair value of the securities available for sale was $35.72 million less than the amortized cost of such securities.

Deposits increased $132.21 million in the first three months of 2025. The increase can bee attributed to approximately $115 million of temporary public funds received in March 2025. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $34.86 million as of March 31, 2025 with an average rate of 4.51%.  Brokered deposits were $34.75 million as of December 31, 2024 with an average interest rate of 4.51%. As of March 31, 2025 and December 31, 2024, brokered deposits were 1.00% and 1.04% of total deposits, respectively.

There were $509.90 million and $127.05 million of Federal Home Loan Bank (FHLB) borrowings as of March 31, 2025 and December 31, 2024, respectively. There were no Federal Funds purchased as of March 31, 2025 and $437.64 million as of December 31, 2024. Total funds purchased from the Bank Term Funding program was none as of March 31, 2025, and $109.00 million as of December 31, 2024. It is expected that the FHLB and Federal Funds funding sources will be considered in the future if loan growth exceeds core deposit increases and the interest rates on funds borrowed from the FHLB and Federal Funds are favorable compared to other funding alternatives.

Dividends and Equity

In January 2025, Hills Bancorporation paid a dividend of $10.32 million or $1.15 per share.  The dividend paid in January 2024 was $1.10 per share. After payment of the dividend and the adjustment for accumulated other comprehensive income (loss), stockholders’ equity as of March 31, 2025 totaled $493.56 million.

The Company elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Company is required to maintain a CBLR of greater than 9%, as measured by dividing the Bank's Tier 1 capital by its average total consolidated assets. As of March 31, 2025 and December 31, 2024, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of March 31, 2025 and December 31, 2024 are presented below (amounts in thousands):

Index

HILLS BANCORPORATION

	Actual
	Amount of Tier 1 Capital	Ratio
As of March 31, 2025:
Company:
Community Bank Leverage ratio	$567,771	12.61%

Bank:
Community Bank Leverage ratio	567,570	12.60

	Actual
	Amount of Tier 1 Capital	Ratio
As of December 31, 2024:
Company:
Community Bank Leverage ratio	$565,744	12.69%

Bank:
Community Bank Leverage ratio	566,359	12.71

Index

HILLS BANCORPORATION
Discussion of operations for the three months ended March 31, 2025 and 2024

Net Income Overview
Total net income was $14.43 million in 2025 and $12.10 million in the comparable period in 2024, an increase of $2.33 million or 19.28%.  The change in net income in 2025 from the first three months of 2024 was primarily the result of the following:

•Net interest income before credit loss expense increased by $6.49 million or 23.46%.
•For the three months ended March 31, 2025, credit loss expense was $3.87 million. This represents an increase in expense of $4.23 million from the credit loss (benefit) of $(0.36) million for the three months ended March 31, 2024.
•Noninterest income increased by $1.11 million, or 15.90%.
•Noninterest expenses increased by $0.84 million, or 4.24%.
For the three month period ended March 31, 2025 and March 31, 2024 basic earnings per share was $1.61 and $1.33, respectively. Diluted earnings per share was $1.61 for the three months ended March 31, 2025 compared to $1.33 for the same period in 2024.

The Company’s net income for the period was driven primarily by three primary factors.  The first factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Company's earnings assets.  Net interest income of $34.16 million for the first three months of 2025 was derived from the Company’s $4.405 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.25%.  Average earning assets in the three months ended March 31, 2024 were $4.257 billion and the tax-equivalent net interest margin was 2.68%. Net interest income for the Company increased primarily as a result of increased interest income from higher interest rates on real estate and commercial loans and investments and to a lesser extent higher volume of investments. This is partially offset by increased interest expense from continued elevated interest rates on certificates of deposit and borrowings though the volume of borrowings has decreased. The Company expects net interest margin compression to impact earnings for the foreseeable future due to competition for loans and deposits. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets, increasing yield on loans and the ongoing interest rate stance of the Federal Reserve Board.

The second factor is credit loss expense. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $3.421 billion at March 31, 2025. Credit loss expense (benefit) was $3.87 million in 2025 compared to $(0.36) million in 2024. The increase in expense when compared to the same period in 2024 is primarily attributable to the following: changes in qualitative factors determined necessary by management which resulted in an increase, primarily due to increased past due and nonaccrual loans; and an increase due to increased charge-offs leading to higher loss rates. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions and asset quality.

The third factor affecting the Company’s net income is noninterest income, primarily the increase in trust fees. Trust fees were $4.05 million and $3.50 million for the three months ended March 31, 2025 and 2024, respectively, an increase of 15.67%. This is primarily driven by the increase in assets under management of $0.114 billion from $2.789 billion as of March 31, 2024 to $2.903 billion as of March 31, 2025.

Index

HILLS BANCORPORATION

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning assets over the interest expense of the interest-bearing liabilities. Net interest income on a tax equivalent basis increased $6.86 million for the three months ended March 31, 2025 compared to the comparable period in 2024. The increase was primarily as a result of increased interest income from higher interest rates on real estate and commercial loans and investments and to a lesser extent higher volume of investments. This is partially offset by increased interest expense from continued elevated interest rates on certificates of deposit and borrowings though the volume of borrowings has decreased. The net interest margin for the first three months of 2025 was 3.25% compared to 2.68% in 2024 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2025 compared to the comparable period in 2024 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$7,346	0.37%	$(323)	$3,024	2,701
Taxable securities	59,080	1.84	1,255	1,807	3,062
Nontaxable securities	99,972	0.57	822	586	1,408
Interest-bearing bank balances	(18,767)	(1.28)	(273)	(48)	(321)
	$147,631		$1,481	$5,369	$6,850

Interest expense:
Interest-bearing demand deposits	$22,045	—%	$(40)	$3	$(37)
Savings deposits	34,102	0.16	(415)	(58)	(473)
Time deposits	11,728	(0.14)	(17)	318	301
Other short-term borrowings	(27,028)	(0.31)	295	235	530
FHLB Borrowings	91,911	(1.21)	(1,283)	971	(312)
	$132,758		$(1,460)	$1,469	$9
Change in net interest income			$21	$6,838	$6,859

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2025	2024
Yield on average interest-earning assets	5.17%	4.66%
Rate on average interest-bearing liabilities	2.53	2.61
Net interest spread	2.64%	2.05%
Effect of noninterest-bearing funds	0.61	0.63
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	3.25%	2.68%

Index

HILLS BANCORPORATION
In pricing loans and deposits, the Company considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met two times during the first three months of 2025.  The federal funds target rate decreased to 4.50% as of March 31, 2025 from 5.50% as of the same period in 2024.  Interest rates on loans are generally affected by the federal funds target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of March 31, 2025, the rate indexes for the one, three and five year indexes were 4.03%, 3.89% and 3.96%, respectively.  The one year index decreased 19.88% from 5.03% at March 31, 2024, the three year index decreased 11.59% and the five year index decreased 5.94%.  The three year index was 4.40% and the five year index was 4.21% at March 31, 2024.

Credit Loss Expense

Credit loss expense (benefit) was $3.87 million for the three months ended March 31, 2025 compared to $(0.36) million in 2024, an increase of expense of $4.23 million.  Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Company's loan portfolio.

A significant component of the Company's approach to estimating expected credit losses are economic forecasts such as Iowa unemployment and National real gross domestic product (National GDP). For the allowance for credit losses as of March 31, 2025, the key loss drivers were Iowa unemployment and National GDP. The increase in expense when compared to the same period in 2024 is primarily attributable to the following: changes in qualitative factors determined necessary by management which resulted in an increase, primarily due to increased past due and nonaccrual loans; and an increase due to increased charge-offs leading to higher loss rates.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented.  For the three months ended March 31, 2025 and 2024, recoveries were $0.67 million and $1.21 million, respectively; and charge-offs were $1.73 million in 2025 and $1.18 million in 2024.  The allowance for credit losses totaled $52.95 million at March 31, 2025 compared to $50.94 million as of December 31, 2024. The allowance represented 1.53% and 1.48% of loans held for investment at March 31, 2025 and December 31, 2024.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$244	$373	$(129)	(34.58)%
Trust fees	4,045	3,497	548	15.67
Service charges and fees	3,055	3,033	22	0.73
Other noninterest income	777	104	673	647.12
	$8,121	$7,007	$1,114	15.90
Trust fees were $4.05 million and $3.50 million for the three months ended March 31, 2025 and 2024, respectively, an increase of 15.67%. This is primarily driven by the increase in assets under management of $0.114 billion from $2.789 billion as of March 31, 2024 to $2.903 billion as of March 31, 2025.

Other noninterest income was $0.78 million and $0.10 million for the three months ended March 31, 2025 and 2024, respectively, an increase of 647.12%, primarily due to incentive and marketing bonuses from the VISA payment network growth agreement.

Other noninterest income categories experienced marginal period-to-periods fluctuations for the three months ended March 31, 2025.

Index

HILLS BANCORPORATION
Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$11,365	$11,187	$178	1.59%
Occupancy	1,150	1,083	67	6.19
Furniture and equipment	1,746	1,680	66	3.93
Office supplies and postage	512	514	(2)	(0.39)
Advertising and business development	834	811	23	2.84
Outside services	3,885	3,450	435	12.61
FDIC insurance assessment	512	481	31	6.44
Other noninterest expense	643	601	42	6.99
	$20,647	$19,807	$840	4.24

In the three months ended March 31, 2025, outside services expense increased $0.44 million due to an increase in other professional fees of $0.20 million from increased audit and legal expense and OREO related loss and expenses of $0.17 million from increased OREO volume compared to the same period in 2024.

Other noninterest expense categories experienced marginal period-to-periods fluctuations for the Three months ended March 31, 2025.

Income Taxes

Federal and state income tax expenses were $3.33 million and $3.13 million for the three months ended March 31, 2025 and 2024, respectively. Income taxes as a percentage of income before taxes were 18.76% in 2025 and 20.57% in 2024.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 19.85% of the Company’s total assets at March 31, 2025 compared to 20.58% at December 31, 2024. As of March 31, 2025, investment securities with a carrying value of $135.17 million were pledged to collateralize public and trust deposits and other borrowings.  As of December 31, 2024, investment securities with a carrying value of $250.65 million were pledged.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  Deposit inflows and outflows can vary widely based on prevailing market interest rates, competition, economic conditions, our business customers' liquidity needs and by recent developments in the financial services industry. Uninsured deposits as of March 31, 2025 and December 31, 2024 were approximately $851.89 million and $719.62 million, respectively, which comprised 24.49% and 21.51% of total deposits.

As of March 31, 2025, the Company had $509.90 million of outstanding borrowings from the Federal Home Loan Bank (“FHLB”) of Des Moines compared to $127.05 million as of December 31, 2024.  The Company had no Fed Funds purchased as of March 31, 2025 compared to $437.64 million of Fed Funds purchased as of December 31, 2024. The Company had no Bank Term Funding Program borrowings as of March 31, 2025 and $109.00 million as of December 31, 2024. These borrowings are used as a means of providing both long and short-term funding for certain assets and for managing interest rate risk.

Index

HILLS BANCORPORATION
The Company had additional borrowing capacity available from the FHLB of approximately $490.28 million at March 31, 2025. As additional sources of liquidity, the Company has the ability to borrow up to $100.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $175.00 million. The borrowings under these credit lines would be secured by the Company’s investment securities.  In addition, the Company has the option of issuing short-, medium-, and long-term debt, should the Company decide to do so. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities, positive cash flows from operations, and both additional borrowing and brokered deposits capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2025.

Contractual Obligations

There have been no material changes with regard to contractual obligations disclosed in the Company’s Form 10-K for the year ended December 31, 2024.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses in internal control over financial reporting initially identified in “Management’s Report on Internal Control over Financial Reporting” for the year ended December 31, 2024, and described below, the Company's disclosure controls and procedures were not effective as of March 31, 2025. Material weaknesses in internal controls over financial reporting, which impacted managements' determination regarding the Company's disclosure controls and procedures, were identified in the following areas:

•management review and activity-level controls over the period-end financial reporting process;
•the segregation of duties, review, posting, and approval of manual journal entries; and
•the identification, prior approval, and disclosure of related party transactions.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed above, there were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, including any corrective actions with regard to the control deficiencies that led to the material weaknesses in the Company’s internal controls over financial reporting identified above.

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of disclosure controls and procedures or internal controls over financial reporting may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Remediation Plan

The Company has initiated certain remedial measures to strengthen its controls as a result of the material weaknesses noted above. These include continued review of the overall design of its internal control environment, as well as the design and implementation of additional internal controls over the specific areas where material weaknesses were identified as detailed above. The Company has engaged a third party consultant to assist in performing a gap analysis of the control environment and enhancing the design and operation of controls related to financial reporting. The actions the Company is taking under its remediation plan are subject to ongoing management review and are also subject to Audit Committee oversight.

Each material weakness identified above cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Other than provided herein, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Index

Changes in U.S. trade policies, such as the implementation of tariffs, and other factors beyond the Company’s control may adversely impact our business, financial condition and results of operations.

The ongoing trade policies and tariff initiatives being pursued by the U.S. government under the administration of President Trump could present potential risks unique to the markets within which we operate. As a major producer and exporter of agricultural commodities, including corn, soybeans, and pork, Iowa is particularly vulnerable to negative consequences from such policy initiatives. As a result, the recent imposition of tariffs on a significant portion of imported goods, the increasing potential for ongoing retaliatory tariffs by foreign governments such as China, or other similar restrictions on international trade could lead to increased costs for domestic producers and consumers alike, as well as reduce demand abroad for U.S. exports, including those produced in the Bank’s primary markets. Ultimately, prolonged trade tensions carry the potential to result in significant reductions in consumer spending, reduced economic growth, and decreased demand for other banking products and services. If these factors lead to financial strain on our borrowers, we may experience increased credit risk, higher loan delinquencies, and a potential decline in loan demand.

As a result, our financial performance, including credit quality and loan growth, could be adversely affected by these policy changes. While we actively monitor these developments and work closely with our agricultural customers, there is no assurance that we can fully mitigate the risks posed by tariff initiatives or other trade-related disruptions. These factors could materially affect our business, financial condition, and results of operations.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 to January 31	5,868	$72.00	5,868	428,014
February 1 to February 28	9,085	73.61	9,085	418,929
March 1 to March 31	17,426	75.00	17,426	401,503
Total	32,379	$74.07	32,379	401,503

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

HILLS BANCORPORATION

Date:	May 9, 2025	By: /s/ Lisa A. Shileny
Lisa A. Shileny, Director, President and Chief Executive Officer

Date:	May 9, 2025	By: /s/ Anthony V. Roetlin
Anthony V. Roetlin, Treasurer, Chief Financial Officer and Chief Accounting Officer