Form 10-Q
period 2025-06-30
HILLS BANCORPORATION
filed 2025-08-08
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		July 31, 2025

Common Stock	No par value	8,849,709

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Cash and cash equivalents	$52,493	$123,399
Investment securities available for sale at fair value (amortized cost June 30, 2025 $970,453; December 31, 2024 $979,855)	941,571	944,136
Stock of Federal Home Loan Bank	33,282	28,024
Loans held for sale	5,813	3,971
Loans, net of allowance for credit losses June 30, 2025 $54,020; December 31, 2024 $50,940	3,462,072	3,387,521
Property and equipment, net	35,893	35,868
Tax credit real estate investments	8,911	8,854
Accrued interest receivable	22,787	21,403
Deferred income taxes, net	28,541	21,132
Goodwill	2,500	2,500
Other assets	11,149	11,434
Total Assets	$4,605,012	$4,588,242

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$590,770	$581,043
Interest-bearing deposits	2,741,436	2,765,090
Total deposits	$3,332,206	$3,346,133
Other short-term borrowings, including Bank Term Funding Program and federal funds purchased	391,448	546,636
Federal Home Loan Bank borrowings	286,833	127,050
Accrued interest payable	3,981	9,912
Allowance for credit losses on off-balance sheet credit exposures	3,730	2,900
Other liabilities	24,699	14,667
Total Liabilities	$4,042,897	$4,047,298

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$50,927	$48,257

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued June 30, 2025 10,346,213 shares; December 31, 2024 10,346,920 shares	$—	$—
Paid in capital	65,109	64,644
Retained earnings	601,651	578,882
Accumulated other comprehensive loss	(22,017)	(27,300)
Treasury stock at cost (June 30, 2025 1,471,723 shares; December 31, 2024 1,377,498 shares)	(82,628)	(75,282)
Total Stockholders' Equity	$562,115	$540,944
Less maximum cash obligation related to ESOP shares	50,927	48,257
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$511,188	$492,687
Total Liabilities & Stockholders' Equity	$4,605,012	$4,588,242

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$48,719	$44,415	$94,849	$87,865
Investment securities:
Taxable	6,389	3,192	12,724	6,465
Nontaxable	2,728	1,719	5,278	3,207
Federal funds sold	146	377	335	887
Total interest income	$57,982	$49,703	$113,186	$98,424
Interest expense:
Deposits	$14,206	$15,210	$28,684	$29,479
Other short-term borrowings	1,994	4,475	4,936	7,947
FHLB borrowings	4,743	2,021	8,365	5,331
Total interest expense	$20,943	$21,706	$41,985	$42,757
Net interest income	$37,039	$27,997	$71,201	$55,667
Credit loss expense	1,137	675	5,007	312
Net interest income after credit loss expense	$35,902	$27,322	$66,194	$55,355
Noninterest income:
Net gain on sale of loans	$459	$669	$703	$1,042
Trust fees	4,260	3,889	8,305	7,386
Service charges and fees	3,393	3,315	6,448	6,348
Other noninterest income	422	188	1,199	292
	$8,534	$8,061	$16,655	$15,068

Noninterest expenses:
Salaries and employee benefits	$11,251	$11,063	$22,616	$22,250
Occupancy	1,086	996	2,236	2,079
Furniture and equipment	1,849	1,686	3,595	3,366
Office supplies and postage	463	442	975	956
Advertising and business development	801	630	1,635	1,441
Outside services	3,917	3,311	7,802	6,761
FDIC insurance assessment	497	486	1,009	967
Other noninterest expense	934	1,109	1,577	1,710
	$20,798	$19,723	$41,445	$39,530
Income before income taxes	$23,638	$15,660	$41,404	$30,893
Income taxes	4,986	3,348	8,319	6,481
Net income	$18,652	$12,312	$33,085	$24,412

Earnings per share:
Basic	$2.09	$1.35	$3.70	$2.68
Diluted	$2.09	$1.35	$3.70	$2.68

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$18,652	$12,312	$33,085	$24,412

Other comprehensive income (loss)
Securities:
Net change in unrealized gain (loss) on securities available for sale	$5,446	$(1,045)	$6,837	$(4,688)
Income taxes	(1,295)	248	(1,625)	1,114
Other comprehensive income (loss) on securities available for sale	$4,151	$(797)	$5,212	$(3,574)
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain on derivatives	$35	$72	$93	$339
Income taxes	(8)	(17)	(22)	(82)
Other comprehensive income on cash flow hedges	$27	$55	$71	$257

Other comprehensive income (loss), net of tax	$4,178	$(742)	$5,283	$(3,317)

Comprehensive income	$22,830	$11,570	$38,368	$21,095

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended June 30, 2025 and 2024
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, March 31, 2024	$64,095	$543,379	$(29,751)	$(65,906)	$(46,375)	$465,442
Issuance of 1,157 shares of common stock	47	—	—	31	—	78
Issuance of 1,426 shares of common stock under the employee stock purchase plan	85	—	—	—	—	85
Unearned restricted stock compensation	228	—	—	—	—	228
Forfeiture of 633 shares of common stock	(44)	—	—	—	—	(44)
Share-based compensation	7	—	—	—	—	7
Change related to ESOP shares	—	—	—	—	977	977
Net income	—	12,312	—	—	—	12,312
Purchase of 28,959 shares of common stock	—	—	—	(1,975)	—	(1,975)
Other comprehensive loss	—	—	(742)	—	—	(742)
Balance, June 30, 2024	$64,418	$555,691	$(30,493)	$(67,850)	$(45,398)	$476,368

Balance, March 31, 2025	$64,838	$582,999	$(26,195)	$(77,566)	$(50,518)	$493,558
Issuance of 2,056 shares of common stock	97	—	—	58	—	155
Issuance of 1,251 shares of common stock under the employee stock purchase plan	83	—	—	—	—	83
Unearned restricted stock compensation	169	—	—	—	—	169
Forfeiture of 1,325 shares of common stock	(85)	—	—	—	—	(85)
Share-based compensation	7	—	—	—	—	7
Change related to ESOP shares	—	—	—	—	(409)	(409)
Net income	—	18,652	—	—	—	18,652
Purchase of 67,921 shares of common stock	—	—	—	(5,120)	—	(5,120)
Other comprehensive income	—	—	4,178	—	—	4,178
Balance, June 30, 2025	$65,109	$601,651	$(22,017)	$(82,628)	$(50,927)	$511,188

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

Six Months Ended June 30, 2025 and 2024
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2023	$63,827	$541,329	$(27,176)	$(62,841)	$(44,853)	$470,286
Issuance of 4,496 shares of common stock	178	—	—	123	—	301
Issuance of 3,145 shares of common stock under the employee stock purchase plan	190	—	—	—	—	190
Unearned restricted stock compensation	343	—	—	—	—	343
Forfeiture of 1,926 shares of common stock	(133)	—	—	—	—	(133)
Share-based compensation	13	—	—	—	—	13
Change related to ESOP shares	—	—	—	—	(545)	(545)
Net income	—	24,412	—	—	—	24,412
Cash dividends ($1.10 per share)	—	(10,050)	—	—	—	(10,050)
Purchase of 76,111 shares of common stock	—	—	—	(5,132)	—	(5,132)
Other comprehensive loss	—	—	(3,317)	—	—	(3,317)
Balance, June 30, 2024	$64,418	$555,691	$(30,493)	$(67,850)	$(45,398)	$476,368

Balance, December 31, 2024	$64,644	$578,882	$(27,300)	$(75,282)	$(48,257)	$492,687
Issuance of 6,075 shares of common stock	274	—	—	172	—	446
Issuance of 2,695 shares of common stock under the employee stock purchase plan	177	—	—	—	—	177
Unearned restricted stock compensation	219	—	—	—	—	219
Forfeiture of 3,402 shares of common stock	(217)	—	—	—	—	(217)
Share-based compensation	12	—	—	—	—	12
Change related to ESOP shares	—	—	—	—	(2,670)	(2,670)
Net income	—	33,085	—	—	—	33,085
Cash dividends ($1.15 per share)	—	(10,316)	—	—	—	(10,316)
Purchase of 100,300 shares of common stock	—	—	—	(7,518)	—	(7,518)
Other comprehensive income	—	—	5,283	—	—	5,283
Balance, June 30, 2025	$65,109	$601,651	$(22,017)	$(82,628)	$(50,927)	$511,188

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$33,085	$24,412
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,198	1,088
Credit loss expense	5,007	312
Forfeiture of common stock	(217)	(133)
Share-based compensation	12	13
Compensation expensed through issuance of common stock	446	301
Provision for deferred income taxes	(9,056)	(422)
Net loss (gain) on sale of other real estate owned and other repossessed assets	366	(121)
Loss from equity method investments	219	—
Increase in accrued interest receivable	(1,384)	(1,142)
Accretion of discount on investment securities, net	(1,450)	(336)
Increase in other assets	(183)	(1,616)
Amortization of operating lease right-of-use assets	131	128
Amortization of tax credit real estate investments	954	—
Increase in accrued interest payable and other liabilities	(3,787)	6,527
Loans originated for sale	(74,751)	(97,923)
Proceeds on sales of loans	73,612	89,103
Net gain on sales of loans	(703)	(1,042)
Net cash and cash equivalents provided by operating activities	$23,499	$19,149

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$133,112	$114,472
Purchases of investment securities available for sale	(114,060)	(128,382)
Proceeds from sale of stock of Federal Home Loan Bank	23,857	5,677
Purchases of stock of Federal Home Loan Bank	(29,115)	(7,390)
Loans made to customers, net of collections	(79,243)	(1,866)
Proceeds on sale of other real estate owned and other repossessed assets	486	304
Purchases of property and equipment	(1,223)	(1,652)
Investment in tax credit real estate	(1,230)	—
Net changes from tax credit real estate investment	—	640
Net cash and cash equivalents used in investing activities	$(67,416)	$(18,197)

Cash Flows from Financing Activities
Net decrease in deposits	$(13,927)	$(49,286)
Net (decrease) increase in other short-term borrowings	(155,188)	138,414
Principal payments on short-term FHLB borrowings	(412,396)	(155,224)
Proceeds from the issuance of short-term FHLB borrowings	370,246	54,900
Principal payments on long-term FHLB borrowings	(103,067)	—
Proceeds from the issuance of long-term FHLB borrowings	305,000	—
Purchase of common stock	(7,518)	(5,132)
Proceeds from the issuance of common stock through the employee stock purchase plan	177	190
Dividends paid	(10,316)	(10,050)
Net cash and cash equivalents used in financing activities	$(26,989)	$(26,188)

Index
(Continued)

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Six Months Ended June 30,
	2025	2024
(Decrease) in cash and cash equivalents	$(70,906)	$(25,236)
Cash and cash equivalents:
Beginning of period	123,399	59,482
End of period	$52,493	$34,246

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$29,755	$28,316
Interest paid on other obligations	18,161	10,635
Income taxes paid	5,211	4,311

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$2,670	$545
Transfers to other real estate owned	868	63
Sale and financing of other real estate owned	353	208
Purchases of investment securities available for sale not settled	8,200	—

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

Operating results for the six month period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2024 filed with the Securities Exchange Commission on March 14, 2025.  The consolidated balance sheet as of December 31, 2024, has been derived from the audited consolidated financial statements for that period.

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

Certain Significant Estimates:

The allowance for credit losses involves certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at June 30, 2025 may change in the near-term and the effect could be material to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of June 30, 2025 and December 31, 2024, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of June 30, 2025 and December 31, 2024.

Tax credit real estate: Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of June 30, 2025. In addition, in July 2024, the Company made a tax equity investment in an entity to provide for the historic preservation of a mixed use property in Cedar Rapids, Iowa. The Company has a 99% or greater limited interest in each limited partnership or company. The investment in each was completed after the projects had been developed by the general partner or managing member. On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if there are indications of impairment. This is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, a valuation allowance would be established with a charge to expense. There were no indications of impairment based on management's evaluation and therefore no valuation allowance was determined necessary as of June 30, 2025. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

In July 2024, the Company provided construction financing and contributed capital of $2.38 million to SLE Iowa Building, LC, as investor member, which owns and operates a historically preserved mixed use property in Cedar Rapids, Iowa. An additional $1.23 million of contributions to capital were paid in the quarter ending June 30, 2025. The Company accounts for the investment in this tax credit real estate using the proportional amortization method as provided for under Accounting Standards Codification (ASC) 323-740. The investment qualifies for the proportional amortization method as it meets all of the criteria under ASC 323-740-25-1. Substantially all of the projected benefits are from tax credits and other tax benefits due to the minimum buyout clause included in the operating agreement.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Available-for-sale debt securities and the allowance for credit losses on available-for-sale debt securities: Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of June 30, 2025 or 2024. Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income ("OCI"). Premiums on debt securities are amortized to the earliest call date and discounts on debt securities are accreted over the period to maturity of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Accrued interest receivable on AFS debt securities, stock of the Federal Home Loan Bank, and Federal Reserve excess balance account totaled $6.34 million and $6.10 million at June 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.

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

Loans held for investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses ("ACL"). Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $16.44 million and $15.30 million at June 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Agricultural - Agricultural operating loans include loans made to finance agricultural production and other loans to farmers and farming operations. Agricultural loans also include mortgage loans secured by farmland. Agricultural operating loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural operating loans is dependent upon the profitable operation or management of the agricultural entity. Agricultural operating loans generally have a term of one year and may have a fixed or variable rate. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the National real gross domestic product (GDP) as of June 30, 2025 and December 31, 2024.

Mortgage loans secured by farmland are made to individuals and businesses within the Company's trade area. The primary source of repayment is the cash flow generated by the collateral underlying the loan. The secondary repayment source would be the liquidation of the collateral. Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less. Generally, interest rates are fixed for mortgage loans secured by farmland. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the National real gross domestic product as of June 30, 2025 and December 31, 2024.

1 to 4 Family First and Junior Liens - The 1 to 4 family first and junior liens portfolio segment is comprised of the single family and home equity loan classes, which are underwritten after evaluating a borrower's capacity to repay, credit, and collateral. Several factors are considered when assessing a borrower's capacity, including the borrower's employment, income, current debt, assets, and level of equity in the property. Credit refers to how well a borrower manages their current and prior debts as documented by a credit report that provides credit scores and the borrower's current and past information about their credit history. Collateral refers to the type and use of property, occupancy, and market value. Property appraisals are obtained to assist in evaluating collateral. Loan-to-property value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
housing prices and demand and levels of unemployment. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate as of June 30, 2025 and December 31, 2024.

Commercial - The commercial loan portfolio segment is comprised of the commercial real estate mortgage including obligations of states and political subdivisions, multifamily residential mortgage, construction/land development and commercial and financial loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower's and associated guarantors or other related party's financial position. These other factors include assessing liquidity, the level and composition of net worth, leverage, considering all other lender amounts and position, an analysis of cash expected to flow through the obligors including the outflow to other lenders, vacancies and prior experience with the borrower. This information is used to assess adequate financial capacity, profitability, and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity, and availability of long-term financing. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the National real gross domestic product as of June 30, 2025 and December 31, 2024.

Consumer Lending - The Company offers consumer loans to individuals including personal loans and automobile loans. These consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than real estate-related loans. Consumer collections are dependent on the borrower's continuing financial stability and are more likely to be affected by adverse personal circumstances. Collateral for these loans generally includes automobiles, boats, recreational vehicles and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to recover and may fluctuate in value based on condition. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the National real gross domestic product as of June 30, 2025 and December 31, 2024.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common shares outstanding at the beginning of the period	8,940,429	9,092,333	8,969,422	9,135,720
Weighted average number of net shares redeemed	(36,853)	(11,646)	(37,808)	(35,987)
Weighted average shares outstanding (basic)	8,903,576	9,080,687	8,931,614	9,099,733
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	1,295	476	1,082	488
Weighted average number of shares (diluted)	8,904,871	9,081,163	8,932,696	9,100,221
Net income (In thousands)	$18,652	$12,312	$33,085	$24,412
Earnings per share:
Basic	$2.09	$1.35	$3.70	$2.68
Diluted	$2.09	$1.35	$3.70	$2.68

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3.Accumulated Other Comprehensive Loss

The following table summarizes the balances of each component of accumulated other comprehensive loss (AOCI), included in stockholders’ equity, at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(amounts in thousands)
Net unrealized loss on available-for-sale securities	$(28,882)	$(35,719)
Net unrealized loss on derivatives used for cash flow hedges	—	(93)
Tax effect	6,865	8,512
Net-of-tax amount	$(22,017)	$(27,300)

Note 4.Securities

The carrying values of investment securities at June 30, 2025 and December 31, 2024 are summarized in the following table (dollars in thousands):

	June 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$270,505	28.73%	$288,462	30.55%
Other securities (FHLB, FHLMC, FNMA and SBA)	4,769	0.51	14,848	1.57
State and political subdivisions	381,392	40.51	362,736	38.42
Mortgage-backed securities and collateralized mortgage obligations (MBS and CMO)	284,905	30.25	278,090	29.46
Total securities available for sale	$941,571	100.00%	$944,136	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of June 30, 2025 and December 31, 2024, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. There were no trading or held to maturity securities as of June 30, 2025 or December 31, 2024.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The carrying amount of available-for-sale securities, fair values and allowance for credit losses were as follows as of June 30, 2025 and December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
June 30, 2025
U.S. Treasury	$271,058	$1,866	$(2,419)	$—	$270,505
Other securities (FHLB, FHLMC, FNMA and SBA)	4,818	—	(49)	—	4,769
State and political subdivisions	406,313	582	(25,503)	—	381,392
MBS and CMO	288,264	1,861	(5,220)	—	284,905
Total	$970,453	$4,309	$(33,191)	$—	$941,571
December 31, 2024:
U.S. Treasury	$294,210	$215	$(5,963)	$—	$288,462
Other securities (FHLB, FHLMC and FNMA)	15,010	—	(162)	—	14,848
State and political subdivisions	383,244	832	(21,340)	—	362,736
MBS and CMO	287,391	54	(9,355)	—	278,090
Total	$979,855	$1,101	$(36,820)	$—	$944,136

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at June 30, 2025, were as follows (in thousands) below. Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due in one year or less	$48,348	$47,678
Due after one year through five years	306,708	303,542
Due after five years through ten years	130,006	117,550
Due over ten years	197,127	187,896
	$682,189	$656,666
MBS and CMO	288,264	284,905
	$970,453	$941,571

As of June 30, 2025 and 2024, investment securities with a carrying value of $136.48 million and $354.59 million, respectively, were pledged to collateralize other borrowings. As of June 30, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

There were no sales of available-for-sale securities for the three or six months ended June 30, 2025 and 2024.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024 (in thousands):

	Less than 12 months				12 months or more				Total
June 30, 2025 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	13	$57,469	$(444)	0.77%	27	$65,235	$(1,975)	3.03%	40	$122,704	$(2,419)	1.97%
Other securities (FHLB, FHLMC, FNMA and SBA)	1	4,769	(49)	1.03	—	—	—	—	1	4,769	(49)	1.03
State and political subdivisions	477	177,016	(8,296)	4.69	628	162,858	(17,207)	10.57	1,105	339,874	(25,503)	7.50
MBS and CMO	8	30,356	(357)	1.18	18	40,493	(4,863)	12.01	26	70,849	(5,220)	7.37
Total	499	$269,610	$(9,146)	3.39%	673	$268,586	$(24,045)	8.95%	1,172	$538,196	$(33,191)	6.17%

	Less than 12 months				12 months or more				Total
December 31, 2024 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	32	$115,094	$(2,555)	2.22%	44	$125,590	$(3,408)	2.71%	76	$240,684	$(5,963)	2.48%
Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	6	14,848	(162)	1.09	6	14,848	(162)	1.09
State and political subdivisions	369	140,021	(2,844)	2.03	663	163,330	(18,496)	11.32	1,032	303,351	(21,340)	7.03
MBS and CMO	35	225,680	(2,904)	—	18	41,222	(6,451)	15.65	53	266,902	(9,355)	3.51
Total	436	$480,795	$(8,303)	1.73%	731	$344,990	$(28,517)	8.27%	1,167	$825,785	$(36,820)	4.46%

The Company considered the following information in reaching the conclusion that the unrealized losses disclosed in the table above are not attributable to credit losses.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates. The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of June 30, 2025. The fair value is expected to recover as the securities approach maturity. The U.S. Treasury and other securities are issued and guaranteed by U.S. government-sponsored entities and agencies. The MBS and CMOs have implied U.S. government guarantees of the agency securities. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of June 30, 2025.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5.Loans

Classes of loans are as follows:

	June 30, 2025	December 31, 2024
	(Amounts In Thousands)
Agricultural	$117,141	$118,678
Commercial and financial	312,692	298,917
Real estate:
Construction, 1 to 4 family residential	85,736	79,451
Construction, land development and commercial	278,076	279,589
Mortgage, farmland	273,022	275,768
Mortgage, 1 to 4 family first liens	1,220,939	1,174,083
Mortgage, 1 to 4 family junior liens	142,561	141,550
Mortgage, multi-family	493,791	492,762
Mortgage, commercial	516,050	498,078
Loans to individuals	33,629	35,301
Obligations of state and political subdivisions	42,173	43,994
	$3,515,810	$3,438,171
Net unamortized fees and costs	282	290
	$3,516,092	$3,438,461
Less allowance for credit losses	54,020	50,940
	$3,462,072	$3,387,521

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses (ACL) for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30, 2025
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL on loans:
March 31, 2025	$783	$10,901	$2,467	$3,469	$23,281	$11,067	$982	$52,950
Charge-offs	—	(302)	—	—	(140)	(200)	(318)	(960)
Recoveries	44	433	9	1	229	89	118	923
Credit loss expense (benefit)	(63)	(356)	116	(140)	1,221	229	100	1,107

June 30, 2025	$764	$10,676	$2,592	$3,330	$24,591	$11,185	$882	$54,020

	Six Months Ended June 30, 2025
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL on loans:
December 31, 2024	$674	$10,217	$2,393	$3,252	$22,929	$10,353	$1,122	$50,940
Charge-offs	(35)	(553)	(251)	—	(525)	(637)	(692)	(2,693)
Recoveries	150	681	35	14	391	113	212	1,596
Credit loss expense (benefit)	(25)	331	415	64	1,796	1,356	240	4,177

June 30, 2025	$764	$10,676	$2,592	$3,330	$24,591	$11,185	$882	$54,020

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended June 30, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL on loans:
March 31, 2024	$2,918	$7,901	$6,098	$3,161	$18,188	$9,122	$2,442	$49,830
Charge-offs	(16)	(412)	(341)	(2)	(349)	(4)	(286)	(1,410)
Recoveries	31	184	2	2	221	29	66	535
Credit loss expense (benefit)	(100)	735	(415)	(61)	211	42	363	775

June 30, 2024	$2,833	$8,408	$5,344	$3,100	$18,271	$9,189	$2,585	$49,730

	Six Months Ended June 30, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL on loans:
December 31, 2023	$2,516	$8,750	$6,482	$3,429	$18,552	$8,156	$1,525	$49,410
Charge-offs	(17)	(843)	(429)	(2)	(621)	(42)	(636)	(2,590)
Recoveries	54	595	286	24	424	194	171	1,748
Credit loss expense (benefit)	280	(94)	(995)	(351)	(84)	881	1,525	1,162

June 30, 2024	$2,833	$8,408	$5,344	$3,100	$18,271	$9,189	$2,585	$49,730

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses (ACL) for off-balance sheet credit exposures for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30, 2025
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
March 31, 2025	$148	$2,319	$471	$42	$526	$147	$47	$3,700
Credit loss expense (benefit)	22	(112)	110	10	(36)	27	9	30
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—
June 30, 2025	$170	$2,207	$581	$52	$490	$174	$56	$3,730

	Six Months Ended June 30, 2025
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
December 31, 2024	$147	$1,753	$486	$13	$412	$46	$43	$2,900
Credit loss expense (benefit)	23	454	95	39	78	128	13	830
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—
June 30, 2025	$170	$2,207	$581	$52	$490	$174	$56	$3,730

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended June 30, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
March 31, 2024	$552	$1,183	$2,102	$31	$425	$14	$53	$4,360
Credit loss expense (benefit)	54	(15)	(138)	(2)	7	(7)	1	(100)
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—
June 30, 2024	$606	$1,168	$1,964	$29	$432	$7	$54	$4,260

	Six Months Ended June 30, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
December 31, 2023	$283	$1,407	$2,841	$73	$363	$88	$55	$5,110
Credit loss expense (benefit)	323	(239)	(877)	(44)	69	(81)	(1)	(850)
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—
June 30, 2024	$606	$1,168	$1,964	$29	$432	$7	$54	$4,260

Credit loss expense for off-balance sheet credit exposures is included in credit loss expense on the consolidated statement of income for the six months ended June 30, 2025 and 2024.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present total loans by risk categories and gross charge-offs by year of origination as of June 30, 2025 (amounts in thousands):

June 30, 2025	Agricultural
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$300	$620	$64	$653	$—	$7	$4,554	$6,198
Good	1,111	1,468	1,103	1,259	186	79	10,328	15,534
Satisfactory	7,863	6,555	2,104	5,188	998	457	21,857	45,022
Monitor	6,955	1,685	1,444	704	480	69	18,807	30,144
Special Mention	3,105	1,456	663	1,169	108	443	6,768	13,712
Substandard	1,817	814	451	323	56	—	3,070	6,531
Total	$21,151	$12,598	$5,829	$9,296	$1,828	$1,055	$65,384	$117,141
Current-period gross write offs	$—	$35	$—	$—	$—	$—	$—	$35

	Commercial and Financial
Excellent	$561	$387	$150	$190	$74	$—	$11,048	$12,410
Good	6,772	8,743	6,145	8,379	1,832	33	19,389	51,293
Satisfactory	21,063	16,046	17,608	39,795	8,396	1,939	43,119	147,966
Monitor	13,553	13,913	8,114	8,697	2,720	405	29,851	77,253
Special Mention	2,129	4,469	2,030	542	131	423	5,398	15,122
Substandard	1,774	3,124	671	148	1,225	481	1,225	8,648
Total	$45,852	$46,682	$34,718	$57,751	$14,378	$3,281	$110,030	$312,692
Current-period gross write offs	$293	$183	$53	$—	$—	$—	$24	$553

	Real Estate: Construction, 1 to 4 Family Residential
Excellent	$—	$277	$—	$—	$—	$—	$10,368	$10,645
Good	—	—	—	—	—	—	7,404	7,404
Satisfactory	219	2,082	—	—	—	—	44,176	46,477
Monitor	626	127	—	—	—	—	17,123	17,876
Special Mention	250	—	—	—	—	—	2,861	3,111
Substandard	—	223	—	—	—	—	—	223
Total	$1,095	$2,709	$—	$—	$—	$—	$81,932	$85,736
Current-period gross write offs	$—	$183	$—	$—	$—	$—	$49	$232

	Real Estate: Construction, Land Development and Commercial
Excellent	$187	$427	$—	$—	$—	$138	$1,962	$2,714
Good	1,616	983	—	361	28	92	14,516	17,596
Satisfactory	16,937	9,827	2,057	1,777	3,114	168	77,909	111,789
Monitor	2,921	3,174	1,162	780	1,566	20	131,471	141,094
Special Mention	425	1,510	—	28	16	44	180	2,203
Substandard	241	154	290	1,995	—	—	—	2,680
Total	$22,327	$16,075	$3,509	$4,941	$4,724	$462	$226,038	$278,076
Current-period gross write offs	$8	$—	$11	$—	$—	$—	$—	$19

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Farmland
June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$1,224	$1,671	$1,668	$4,588	$1,603	$353	$70	$11,177
Good	3,881	4,541	3,702	13,128	10,422	2,766	5,061	43,501
Satisfactory	17,578	15,666	24,004	44,738	29,442	14,215	13,724	159,367
Monitor	4,037	2,228	9,570	15,340	3,448	2,934	4,209	41,766
Special Mention	1,052	251	3,162	3,345	1,492	646	3,115	13,063
Substandard	2,433	—	1,304	67	—	344	—	4,148
Total	$30,205	$24,357	$43,410	$81,206	$46,407	$21,258	$26,179	$273,022
Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Real Estate: Mortgage, 1 to 4 Family First Liens
Excellent	$6,710	$3,540	$6,449	$8,860	$1,298	$639	$220	$27,716
Good	3,505	3,656	2,981	9,792	6,293	17,335	4,597	48,159
Satisfactory	123,896	80,123	151,294	263,605	142,611	208,238	12,421	982,188
Monitor	13,309	8,669	13,322	28,971	13,068	22,241	8,732	108,312
Special Mention	802	3,627	4,430	11,135	5,343	7,141	2,549	35,027
Substandard	490	869	3,152	3,282	4,236	7,282	226	19,537
Total	$148,712	$100,484	$181,628	$325,645	$172,849	$262,876	$28,745	$1,220,939
Current-period gross write offs	$—	$97	$63	$107	$98	$24	$—	$389

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
Excellent	$—	$—	$—	$—	$—	$—	$20	$20
Good	21	—	—	253	—	752	3,466	4,492
Satisfactory	9,361	3,508	7,065	10,353	7,130	11,484	78,707	127,608
Monitor	120	730	370	576	463	607	3,224	6,090
Special Mention	15	122	215	383	231	229	1,133	2,328
Substandard	—	232	391	95	117	391	797	2,023
Total	$9,517	$4,592	$8,041	$11,660	$7,941	$13,463	$87,347	$142,561
Current-period gross write offs	$—	$1	$53	$21	$17	$27	$17	$136

	Real Estate: Mortgage, Multi-Family
Excellent	$5,497	$—	$—	$6,218	$586	$4,616	$—	$16,917
Good	1,584	444	29,790	54,513	18,205	24,751	21,291	150,578
Satisfactory	46,178	19,957	26,357	50,158	19,029	8,169	11,885	181,733
Monitor	25,279	5,595	5,226	29,756	24,418	3,974	29,370	123,618
Special Mention	—	1,805	2,959	—	8,549	3,119	1,644	18,076
Substandard	—	143	—	1,773	953	—	—	2,869
Total	$78,538	$27,944	$64,332	$142,418	$71,740	$44,629	$64,190	$493,791
Current-period gross write offs	$—	$—	$—	$100	$100	$—	$—	$200

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Commercial
June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$12,887	$1,325	$—	$—	$2,312	$113	$3,956	$20,593
Good	21,640	15,982	6,415	18,064	17,018	9,908	9,241	98,268
Satisfactory	35,440	32,146	23,746	31,695	22,914	22,962	48,851	217,754
Monitor	14,601	45,701	7,563	19,425	12,556	12,307	34,334	146,487
Special Mention	827	7,966	1,231	8,695	3,222	1,081	1	23,023
Substandard	1,361	2,100	1,882	1,031	1,698	1,557	296	9,925
Total	$86,756	$105,220	$40,837	$78,910	$59,720	$47,928	$96,679	$516,050
Current-period gross write offs	$29	$—	$—	$—	$408	$—	$—	$437

	Loans to Individuals
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	140	99	8	3	—	—	2	252
Satisfactory	19,494	4,679	4,778	2,131	876	183	210	32,351
Monitor	48	63	92	49	25	—	6	283
Special Mention	189	141	160	25	—	—	4	519
Substandard	9	52	30	40	85	7	1	224
Total	$19,880	$5,034	$5,068	$2,248	$986	$190	$223	$33,629
Current-period gross write offs	$548	$58	$73	$8	$—	$—	$5	$692

	Obligations of State and Political Subdivisions
Excellent	$—	$—	$—	$—	$—	$2,850	$—	$2,850
Good	—	—	—	—	—	15,787	3,061	18,848
Satisfactory	—	821	1,341	1,408	759	6,930	1,483	12,742
Monitor	—	433	—	714	—	893	1	2,041
Special Mention	—	—	—	312	—	458	—	770
Substandard	—	—	—	59	—	1,997	2,866	4,922
Total	$—	$1,254	$1,341	$2,493	$759	$28,915	$7,411	$42,173
Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Totals
Excellent	$27,366	$8,247	$8,331	$20,509	$5,873	$8,716	$32,198	$111,240
Good	40,270	35,916	50,144	105,752	53,984	71,503	98,356	455,925
Satisfactory	298,029	191,410	260,354	450,848	235,269	274,745	354,342	2,064,997
Monitor	81,449	82,318	46,863	105,012	58,744	43,450	277,128	694,964
Special Mention	8,794	21,347	14,850	25,634	19,092	13,584	23,653	126,954
Substandard	8,125	7,711	8,171	8,813	8,370	12,059	8,481	61,730
Total	$464,033	$346,949	$388,713	$716,568	$381,332	$424,057	$794,158	$3,515,810
Current-period gross write offs	$878	$557	$253	$236	$623	$51	$95	$2,693

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of June 30, 2025 and December 31, 2024 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
June 30, 2025
Agricultural	$893	$87	$1,552	$2,532	$114,609	$117,141	$—
Commercial and financial	958	448	1,153	2,559	310,133	312,692	164
Real estate:
Construction, 1 to 4 family residential	127	—	223	350	85,386	85,736	—
Construction, land development and commercial	1,772	—	1,993	3,765	274,311	278,076	46
Mortgage, farmland	592	1,209	67	1,868	271,154	273,022	—
Mortgage, 1 to 4 family first liens	1,998	2,565	2,463	7,026	1,213,913	1,220,939	1,001
Mortgage, 1 to 4 family junior liens	238	26	157	421	142,140	142,561	20
Mortgage, multi-family	183	—	—	183	493,608	493,791	—
Mortgage, commercial	1,767	—	1,596	3,363	512,687	516,050	—
Loans to individuals	358	124	—	482	33,147	33,629	—
Obligations of state and political subdivisions	—	—	—	—	42,173	42,173	—
	$8,886	$4,459	$9,204	$22,549	$3,493,261	$3,515,810	$1,231

December 31, 2024
Agricultural	$289	$—	$881	$1,170	$117,508	$118,678	$—
Commercial and financial	831	51	704	1,586	297,331	298,917	147
Real estate:
Construction, 1 to 4 family residential	1,803	205	714	2,722	76,729	79,451	—
Construction, land development and commercial	2,497	—	1,947	4,444	275,145	279,589	—
Mortgage, farmland	203	—	67	270	275,498	275,768	—
Mortgage, 1 to 4 family first liens	11,701	4,583	3,206	19,490	1,154,593	1,174,083	719
Mortgage, 1 to 4 family junior liens	426	75	2	503	141,047	141,550	—
Mortgage, multi-family	186	—	—	186	492,576	492,762	—
Mortgage, commercial	416	3,195	2,223	5,834	492,244	498,078	—
Loans to individuals	372	101	—	473	34,828	35,301	—
Obligations of state and political subdivisions	—	—	—	—	43,994	43,994	—
	$18,724	$8,210	$9,744	$36,678	$3,401,493	$3,438,171	$866

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Certain nonaccrual loan information by loan type at June 30, 2025 and December 31, 2024, was as follows:

	June 30, 2025		December 31, 2024
	Total Non-accrual loans	Nonaccrual with no ACL	Total Non- accrual loans	Nonaccrual with no ACL
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$1,552	$1,552	$909	$909
Commercial and financial	2,975	2,975	1,326	1,326
Real estate:
Construction, 1 to 4 family residential	778	778	714	651
Construction, land development and commercial	2,587	2,587	2,111	2,111
Mortgage, farmland	1,195	1,195	1,225	1,225
Mortgage, 1 to 4 family first liens	6,716	6,716	6,361	5,958
Mortgage, 1 to 4 family junior liens	267	267	236	236
Mortgage, multi-family	1,851	1,851	7,195	7,195
Mortgage, commercial	3,140	3,140	3,849	3,849
Loans to individuals	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—
	$21,061	$21,061	$23,926	$23,460
Loans 90 days or more past due that are still accruing interest increased $0.37 million from December 31, 2024 to June 30, 2025. As of June 30, 2025, there were 10 accruing loans past due 90 days or more with an average loan balance of $0.12 million. There were 5 accruing loans past due 90 days or more as of December 31, 2024 with an average loan balance of $0.17 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans. There was no interest income recognized on nonaccrual loans for the six months ended June 30, 2025 and year ended December 31, 2024.

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
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (numbers in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Three months ended June 30, 2025			Three months ended June 30, 2024
	Amortized Cost Basis		% of Total Class of Financing Receivable	Amortized Cost Basis		% of Total Class of Financing Receivable
Loan Type
Mortgage, 1 to 4 family first liens	$177	Term extension	0.01%	$—	None	—%
Commercial and financial	152	Term extension	0.05%	260	Term extension	0.08%
Total	$329			$260

	Six months ended June 30, 2025			Six months ended June 30, 2024
	Amortized Cost Basis		% of Total Class of Financing Receivable	Amortized Cost Basis		% of Total Class of Financing Receivable
Loan Type
Mortgage, farmland	$—	None	—%	$2,274	6 month payment deferral	0.81%
Construction, 1 to 4 family residential	150	Term extension	0.17%	—	None	—%
Mortgage, 1 to 4 family first liens	177	Term extension	0.01%	—	None	—%
Mortgage, commercial	—	None	—%	432	Term extension	0.09%
Construction, land development and commercial	196	Term extension	0.07%	—	None	—%
Commercial and financial	767	Term extension	0.25%	675	Term extension	0.21%
Total	$1,290			$3,381

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Three months ended June 30, 2025		Three months ended June 30, 2024
Loan Type	Financial Effect	Loan Type	Financial Effect
Mortgage, 1 to 4 family first liens	Added a weighted-average 0.59 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Mortgage, 1 to 4 family first liens	None
Commercial and financial	Added a weighted-average 0.90 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Commercial and financial	Added a weighted-average 3.07 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Six months ended June 30, 2025		Six months ended June 30, 2024
Loan Type	Financial Effect	Loan Type	Financial Effect
Mortgage, farmland	None	Mortgage, farmland	Provided a payment deferral, which temporarily reduced monthly payment amounts for the borrowers.
Mortgage, 1 to 4 family first liens	Added a weighted-average 0.59 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Mortgage, 1 to 4 family first liens	None
Construction, 1 to 4 family residential	Added a weighted-average 0.82 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Construction, 1 to 4 family residential	None
Construction, land development and commercial	Added a weighted-average 0.92 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Construction, land development and commercial	None
Mortgage, commercial	None	Mortgage, commercial	Provided interest only payments, which temporarily reduced monthly payment amounts for the borrowers.
Commercial and financial	Added a weighted-average 1.01 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Commercial and financial	Added a weighted-average 1.63 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

There were no financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty as of June 30, 2025 and for the six months ending June 30, 2024.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (numbers in thousands):

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

June 30, 2025 Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Mortgage, 1 to 4 family first liens	$177	$—	$—
Agricultural	2,600	—	—
Mortgage, commercial	763	—	—
Construction, 1 to 4 family residential	150	—	—
Construction, land development and commercial	1,725	—	—
Commercial and financial	1,171	—	—
	$6,586	$—	$—

June 30, 2024 Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Mortgage, farmland	$2,274	$—	$—
Agricultural	2,488	—	—
Mortgage, commercial	744	—
Commercial and financial	259	416	—
	$5,765	$416	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
June 30, 2025
Agricultural	$3,369	$—	$162	$—	$3,531	$—
Commercial and financial	4,306	—	—	—	4,306	—
Real estate:
Construction, 1 to 4 family residential	928	—	—	—	928	—
Construction, land development and commercial	4,009	—	—	—	4,009	—
Mortgage, farmland	3,778	—	—	—	3,778	—
Mortgage, 1 to 4 family first liens	7,894	—	—	—	7,894	—
Mortgage, 1 to 4 family junior liens	287	—	—	—	287	—
Mortgage, multi-family	1,851	—	—	—	1,851	—
Mortgage, commercial	4,393	—	—	—	4,393	—
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	$30,815	$—	$162	$—	$30,977	$—

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
December 31, 2024
Agricultural	$2,709	$—	$200	$—	$2,909	$—
Commercial and financial	2,370	—	26	—	2,396	—
Real estate:
Construction, 1 to 4 family residential	714	—	—	—	714	—
Construction, land development and commercial	3,502	—	—	—	3,502	—
Mortgage, farmland	3,820	—	—	—	3,820	—
Mortgage, 1 to 4 family first liens	7,080	—	—	—	7,080	30
Mortgage, 1 to 4 family junior liens	236	—	—	—	236	—
Mortgage, multi-family	7,195	—	—	—	7,195	—
Mortgage, commercial	5,451	—	—	—	5,451	—
Loans to individuals	192	—	—	—	192	192
Obligations of state and political subdivisions	—	—	—	—	—	—
	$33,269	$—	$226	$—	$33,495	$222

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The changes in the ACL in 2025 compared to December 31, 2024 is the result of the following factors: changes in the economic factors used, specifically management's Iowa unemployment forecast, resulted in increases to the ACL with Iowa unemployment increasing throughout the second quarter; increase in loan volume which resulted in an increase; changes in prepayment and curtailment rates resulting in an increase; decreases in the individually analyzed loans reserve; changes in qualitative factors determined necessary by management which resulted in a decrease, primarily due to improving past due and nonaccrual loans compared to the first quarter; and an increase due to significant charge-offs, primarily in the first quarter, leading to higher loss rates.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans decreased $2.52 million from December 31, 2024 to June 30, 2025.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more, and loans made to borrowers with financial difficulties. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 0.88% of loans held for investment as of June 30, 2025 and 0.97% as of December 31, 2024.  The decrease in collateral-dependent loans is due to a decrease in loans with a specific reserve of $0.19 million and a decrease in nonaccrual loans of $2.87 million, offset by an increase in 90 days or more accruing loans of $0.37 million from December 31, 2024 to June 30, 2025. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
For the six months ended June 30, 2025 and 2024, total operating lease expense was $0.24 million and $0.28 million respectively, and is included in occupancy expenses in the consolidated statements of income. Included in this for the six months ended June 30, 2025 and 2024 were $0.22 million and $0.24 million, respectively, of operating lease costs, $0.01 million and $0.01 million, respectively, of short term lease costs, and $0.01 million and $0.03 million, respectively, of variable lease costs.
For the six months ended June 30, 2025 and 2024, cash paid for amounts included in the measurement of operating lease liabilities was $0.22 million and $0.24 million, respectively.
As of June 30, 2025 and December 31, 2024, operating lease right-of-use assets included in other assets was $1.74 million and $1.87 million respectively. Operating lease liabilities included in other liabilities were $1.84 million and $1.97 million as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the weighted average remaining lease term for operating leases was 7.38 years and 7.75 years, respectively, and the weighted average discount rate for operating leases was 3.68% and 3.68%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of June 30, 2025, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2025 (excluding the six months ended June 30, 2025)	$165
2026	335
2027	333
2028	295
2029	172
Thereafter	812
Total lease payments	2,112
Less imputed interest	(271)
Total operating lease liabilities	$1,841

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements
The carrying value and estimated fair values of the Company's financial instruments as of June 30, 2025 are as follows:

	June 30, 2025
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$52,493	$52,493	$52,493	$—	$—
Investment securities	941,571	941,571	270,505	671,066	—
Loans held for sale	5,813	5,813	—	5,813	—
Loans, net of allowance for credit losses
Agricultural	116,377	116,409	—	—	116,409
Commercial and financial	302,016	300,628	—	—	300,628
Real estate:
Construction, 1 to 4 family residential	85,416	85,870	—	—	85,870
Construction, land development and commercial	275,804	276,016	—	—	276,016
Mortgage, farmland	269,692	260,716	—	—	260,716
Mortgage, 1 to 4 family first liens	1,201,660	1,141,834	—	—	1,141,834
Mortgage, 1 to 4 family junior liens	137,531	135,774	—	—	135,774
Mortgage, multi-family	490,857	472,136	—	—	472,136
Mortgage, commercial	507,799	495,045	—	—	495,045
Loans to individuals	32,759	31,915	—	—	31,915
Obligations of state and political subdivisions	42,161	40,955	—	—	40,955
Accrued interest receivable	22,787	22,787	—	22,787	—
Total financial instrument assets	$4,484,736	$4,379,962	$322,998	$699,666	$3,357,298
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$590,770	$590,770	$—	$590,770	$—
Interest-bearing deposits	2,741,436	2,744,762	—	2,744,762	—
Other short-term borrowings	391,448	391,333	—	391,333	—
Federal Home Loan Bank borrowings	286,833	284,898	—	284,898	—
Interest rate swaps	—	—	—	—	—
Accrued interest payable	3,981	3,981	—	3,981	—
Total financial instrument liabilities	$4,014,468	$4,015,744	$—	$4,015,744	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$631,578	$—	$—	$—	$—
Letters of credit	12,846	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$644,424	$—	$—	$—	$—
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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable. Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the six months ended June 30, 2025. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.
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

	June 30, 2025
Assets	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$270,505	$—	$—	$270,505
State and political subdivisions	—	381,392	—	381,392
Mortgage-backed securities and collateralized mortgage obligations	—	284,905	—	284,905
Other securities (FHLB, FHLMC, FNMA and SBA)	—	4,769	—	4,769
Total	$270,505	$671,066	$—	$941,571
Liabilities
Interest rate swaps	$—	$—	$—	$—

	December 31, 2024
Assets	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$288,462	$—	$—	$288,462
State and political subdivisions	—	362,736	—	362,736
Mortgage-backed securities and collateralized mortgage obligations	—	278,090	—	278,090
Other securities (FHLB, FHLMC and FNMA)	—	14,848	—	14,848
Total	$288,462	$655,674	$—	$944,136
Liabilities
Interest rate swaps	$—	$93	$—	$93
 Considered Level 1 under ASC 820.
(1)Considered Level 2 under ASC 820.
(2)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2025 and the year ended December 31, 2024.

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

	June 30, 2025
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$—	$—
Commercial and financial	—	—	989	989
Real Estate:
Construction, 1 to 4 family residential	—	—	—	—
Construction, land development and commercial	—	—	—	—
Mortgage, farmland	—	—	—	—
Mortgage, 1 to 4 family first liens	—	—	1,144	1,144
Mortgage, 1 to 4 family junior liens	—	—	45	45
Mortgage, multi-family	—	—	—	—
Mortgage, commercial	—	—	1,300	1,300
Loans to individuals	—	—	—	—
Foreclosed assets (5)	—	—	—	—
Total	$—	$—	$3,478	$3,478

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8.Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  On August 9, 2022, the Company’s Board of Directors authorized the expansion of the 2005 Stock Repurchase Program to allow an additional 750,000 shares for repurchase and the continuation through December 31, 2027. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,916,418 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2025.  Of these 1,916,418 shares, 67,921 shares were purchased during the quarter ended June 30, 2025, at an average price per share of $75.38.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk:  The Company’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Company's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $147.34 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn, Washington and Iowa Counties, Iowa.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Company’s commitments at June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$86,113	$84,715
Credit cards	78,953	76,671
Commercial, real estate and home construction	150,100	153,208
Commercial lines and real estate purchase loans	316,412	272,181
Outstanding letters of credit	12,846	13,867

Note 10.Income Taxes

Federal income tax expense for the six months ended June 30, 2025 and 2024 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2024, 2023, and 2022 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2024, 2023, and 2022 remain open for examination.  There were no material unrecognized tax benefits at June 30, 2025  and December 31, 2024 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of June 30, 2025, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending June 30, 2026. Income taxes as a percentage of income before taxes were 20.09% for the six months ended June 30, 2025 and 20.98% for the same period in 2024.
Note 11.Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate and market or liquidity risks. Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value. The Bank’s

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties. The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions. The Bank has not experienced any losses from nonperformance by counterparties. The Bank monitors counterparty risk in accordance with the provisions of ASC 815. In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. The Bank entered into one interest rate swap agreement in November 2023 and was required to pledge a US Treasury in the amount of none and $250 thousand of collateral as of June 30, 2025 and December 31, 2024, respectively, due to the agreement expiring May 15, 2025.

Cash Flow Hedges: The Bank executed one forward-starting interest rate swap transaction on November 28, 2023. The interest rate swap transaction had an effective date of December 15, 2023, and an expiration date of May 15, 2025, effectively converting variable rate debt to fixed rate debt. For accounting purposes, this swap transaction was designated as a cash flow hedge of the changes in cash flows attributable to changes in the effective federal funds rate, the benchmark interest rate being hedged, associated with the interest payments made on an amount of the Bank’s debt principal equal to the then-outstanding swap notional amount. The underlying principal balance was matched to future advances related to a large customer construction project, however, the FHLB advances remained equal to the notional amount of the swap making it probable that sufficient effective federal funds rate based interest payments would exist through the maturity date of the swap.

The table below identifies the balance sheet category and fair value of the Bank’s derivative instrument designated as a cash flow hedge as of June 30, 2025 and December 31, 2024:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
June 30, 2025
Interest rate swap	$—	$—	N/A	5/15/2025

December 31, 2024
Interest rate swap	$42,150	$(93)	Other Liabilities	5/15/2025

The table below identifies the gains and losses recognized on the Bank’s derivative instrument designated as cash flow hedges for the six months ended June 30, 2025 and year ended December 31, 2024:

	Recognized in Other Comprehensive Income (Loss)	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)

June 30, 2025
Interest rate swap	$71	Interest Expense	$—	Other Income	$—

December 31, 2024
Interest rate swap	$106	Interest Expense	$—	Other Income	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12.     Borrowings

The following table sets forth selected information for borrowings as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(Amounts In Thousands)
Federal funds purchased, FHLB, interest rate 2025 4.55%; 2024 4.62%	$391,448	$437,636
Bank Term Funding Program, interest rates 2024 4.76%	—	109,000
	$391,448	$546,636

Federal Home Loan Bank borrowings
Due 2025, 4.40% to 4.97%	$222,000	$87,050
Due 2027, 3.87% to 4.58%	40,000	40,000
Due 2030, 4.06%	24,833	—
	$286,833	$127,050

The Company has federal funds lines available totaling $175.00 million from multiple correspondent banking relationships as of June 30, 2025 and December 31, 2024 that is secured by available for sale securities.

The Company also has availability to borrow from the Federal Reserve Bank Discount Window of $100 million as of June 30, 2025 and December 31, 2024 that is secured by available for sale securities.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $33.28 million and $28.02 million at June 30, 2025 and December 31, 2024, respectively.  Collateral is provided by the Company’s 1 to 4 family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The Company has the ability to borrow against 1-4 family first mortgages, agricultural real estate, commercial real estate and multi-family loans totaling $1,032.96 million and $996.70 million as of June 30, 2025 and December 31, 2024, respectively.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, the following:

•The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets. This includes current concerns related to implementation of tariffs, inflation, rising energy prices, the Russia-Ukraine war, Middle East conflicts, and supply chain imbalances.

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

Economic Environment

Economic data for the second quarter from the Midwest, as reported in the Federal Reserve System’s “Beige Book,” continues to show slight employment increases in the region over the most recently completed period, with a similar pace of growth anticipated by employers operating in the region over the next 12 months, with the manufacturing sector continuing to experience the most difficulty in filling open positions. Prices rose modestly in the Midwest in late May and June, with continued increases anticipated over the next 12 months. The manufacturing sector in particular faces heightened uncertainty about both input costs and selling prices attributed primarily to uncertainties surrounding changing tariff policies. In the retail sector, some industry analysts are projecting that any price impacts from higher tariffs will largely be felt in the second half of 2025. Reflecting this outlook, consumer spending was flat over the reporting period, offsetting the growth earlier in the year from consumers hoping to buy ahead of the increase in costs on higher ticket consumer goods anticipated for later in the year. Conversely, business spending was unchanged in late May and June, with many sectors anticipating hesitancy in capital purchases over the foreseeable future due to increased uncertainty surrounding tariffs and the economic outlook. On the agricultural front, income expectations from growers and other producers for 2025 have remained largely unchanged for the remainder of 2025. However, increased uncertainty regarding future growing seasons is now percolating the industry segment as a result of recent trade policy announcements.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, Washington and Williamsburg, Iowa.  At June 30, 2025, the Bank has nineteen full-service locations.

Net income for the six month period ended June 30, 2025 was $33.09 million compared to $24.41 million for the same six months of 2024, an increase of $8.67 million or 35.53%.  The principal factors in the increase in net income for the first six months of 2025 were an increase in net interest income of $15.53 million offset by an increase in credit loss expense of $4.70 million and an increase in noninterest income of $1.59 million.

The Company achieved a return on average assets of 1.26% and a return on average equity of 11.46% for the twelve months ended June 30, 2025, compared to the twelve months ended June 30, 2024, which were 0.90% and 8.42%, respectively. The return on average assets and return on average equity for the six months ended June 30, 2025 were 1.48% and 13.50%, respectively, compared to the six months ended June 30, 2024, which were 1.13% and 10.53%, respectively.  Dividends of $1.15 per share were paid in January 2025 to 2,681 shareholders.  The dividend paid in January 2024 was $1.10 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.36% for the six months ended June 30, 2025 compared to 2.70% for the same six months of 2024.  Average earning assets were $4.415 billion year to date in 2025 and $4.248 billion in 2024.

Highlights noted on the balance sheet as of June 30, 2025 for the Company included the following:

•Total assets were $4.605 billion, an increase of $16.77 million since December 31, 2024.
•Cash and cash equivalents were $52.49 million, a decrease of $70.91 million since December 31, 2024 reflecting the growth in loans since December 31, 2024.
•Net loans were $3.468 billion, an increase of $76.39 million since December 31, 2024, primarily due to increases in the following loan segments: commercial and financial, 1 to 4 family residential construction, 1 to 4 family first lien mortgages and commercial real estate mortgages. Loans held for sale increased $1.84 million since December 31, 2024.
•Deposits decreased $13.93 million since December 31, 2024.

Refer to Note 7 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION
Financial Condition

Loan demand has started to return in the first half of 2025. The lingering inflationary pressures have created significant uncertainty regarding projecting loan demand throughout the remainder of 2025.

The following table sets forth the composition of the loan portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$117,141	3.33%	$118,678	3.45%
Commercial and financial	312,692	8.89	298,917	8.69
Real estate:
Construction, 1 to 4 family residential	85,736	2.44	79,451	2.31
Construction, land development and commercial	278,076	7.91	279,589	8.13
Mortgage, farmland	273,022	7.77	275,768	8.02
Mortgage, 1 to 4 family first liens	1,220,939	34.73	1,174,083	34.15
Mortgage, 1 to 4 family junior liens	142,561	4.05	141,550	4.12
Mortgage, multi-family	493,791	14.04	492,762	14.33
Mortgage, commercial	516,050	14.68	498,078	14.49
Loans to individuals	33,629	0.96	35,301	1.03
Obligations of state and political subdivisions	42,173	1.20	43,994	1.28
	$3,515,810	100.00%	$3,438,171	100.00%
Net unamortized fees and costs	282		290
	$3,516,092		$3,438,461
Less allowance for credit losses	54,020		50,940
	$3,462,072		$3,387,521

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

The following table presents the allowance for credit losses as of June 30, 2025 and December 31, 2024 by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans:

	June 30, 2025			December 31, 2024
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$764	1.41%	3.33%	$674	1.32%	3.45%
Commercial and financial	10,676	19.77	8.89	10,217	20.06	8.69
Real estate:
Construction, 1 to 4 family residential	320	0.59	2.44	280	0.55	2.31
Construction, land development and commercial	2,272	4.21	7.91	2,113	4.15	8.13
Mortgage, farmland	3,330	6.16	7.77	3,252	6.38	8.02
Mortgage, 1 to 4 family first liens	19,561	36.22	34.73	18,210	35.75	34.15
Mortgage, 1 to 4 family junior liens	5,030	9.31	4.05	4,719	9.26	4.12
Mortgage, multi-family	2,934	5.43	14.04	2,828	5.55	14.33
Mortgage, commercial	8,251	15.27	14.68	7,525	14.77	14.49
Loans to individuals	870	1.61	0.96	1,109	2.18	1.03
Obligations of state and political subdivisions	12	0.02	1.20	13	0.03	1.28
	$54,020	100.00%	100.00%	$50,940	100.00%	100.00%

The allowance for credit losses (ACL) totaled $54.02 million at June 30, 2025 compared to the allowance of $50.94 million at December 31, 2024. The percentage of the allowance to outstanding loans was 1.54% and 1.48% at June 30, 2025 and December 31, 2024, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding. The changes in the ACL in 2025 compared to December 31, 2024 is the result of the following factors: changes in the economic factors used, specifically management's Iowa unemployment forecast, resulted in increases to the ACL with Iowa unemployment increasing throughout the second quarter; increase in loan volume which resulted in an increase; changes in prepayment and curtailment rates resulting in an increase; decreases in the individually analyzed loans reserve; changes in qualitative factors determined necessary by management which resulted in a decrease, primarily due to improving past due and nonaccrual loans compared to the first quarter; and an increase due to significant charge-offs, primarily in the first quarter, leading to higher loss rates.

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

Management has determined that the allowance for credit losses was adequate at June 30, 2025, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry data. This review encompasses levels of total collateral-dependent loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Investment securities available for sale held by the Company decreased by $2.57 million from December 31, 2024 to June 30, 2025.  The fair value of securities available for sale was $28.88 million less than the amortized cost of such securities as of June 30, 2025. At December 31, 2024, the fair value of the securities available for sale was $35.72 million less than the amortized cost of such securities.

Deposits decreased $13.93 million in the first six months of 2025. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $34.96 million as of June 30, 2025 with an average rate of 4.51%.  Brokered deposits were $34.75 million as of December 31, 2024 with an average interest rate of 4.51%. As of June 30, 2025 and December 31, 2024, brokered deposits were 1.05% and 1.04% of total deposits, respectively.

There were $286.83 million and $127.05 million of Federal Home Loan Bank (FHLB) borrowings as of June 30, 2025 and December 31, 2024, respectively. There were $391.45 million of Federal Funds purchased as of June 30, 2025 and $437.64 million as of December 31, 2024. Total funds purchased from the Bank Term Funding program was none as of June 30, 2025, and $109.00 million as of December 31, 2024. It is expected that the FHLB and Federal Funds funding sources will be considered in the future if loan growth exceeds core deposit increases and the interest rates on funds borrowed from the FHLB and Federal Funds are favorable compared to other funding alternatives.

Dividends and Equity

In January 2025, Hills Bancorporation paid a dividend of $10.32 million or $1.15 per share.  The dividend paid in January 2024 was $1.10 per share. After payment of the dividend and the adjustment for accumulated other comprehensive income (loss), stockholders’ equity as of June 30, 2025 totaled $511.19 million.

The Company elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Company is required to maintain a CBLR of greater than 9%, as measured by dividing the Bank's Tier 1 capital by its average total consolidated assets. As of June 30, 2025 and December 31, 2024, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of June 30, 2025 and December 31, 2024 are presented below (amounts in thousands):

Index

HILLS BANCORPORATION

	Actual
	Amount of Tier 1 Capital	Ratio
As of June 30, 2025:
Company:
Community Bank Leverage ratio	$581,632	12.86%

Bank:
Community Bank Leverage ratio	580,696	12.85

	Actual
	Amount of Tier 1 Capital	Ratio
As of December 31, 2024:
Company:
Community Bank Leverage ratio	$565,744	12.69%

Bank:
Community Bank Leverage ratio	566,359	12.71

Index

HILLS BANCORPORATION
Discussion of operations for the six months ended June 30, 2025 and 2024

Net Income Overview
Total net income was $33.09 million in 2025 and $24.41 million in the comparable period in 2024, an increase of $8.67 million or 35.53%.  The change in net income in 2025 from the first six months of 2024 was primarily the result of the following:

•Net interest income before credit loss expense increased by $15.53 million or 27.91%.
•For the six months ended June 30, 2025, credit loss expense was $5.01 million. This represents an increase in expense of $4.70 million from the credit loss expense of $0.31 million for the six months ended June 30, 2024.
•Noninterest income increased by $1.59 million, or 10.53%.
•Noninterest expenses increased by $1.92 million, or 4.84%.
For the six month period ended June 30, 2025 and June 30, 2024 basic earnings per share was $3.70 and $2.68, respectively. Diluted earnings per share was $3.70 for the six months ended June 30, 2025 compared to $2.68 for the same period in 2024.

The Company’s net income for the period was driven primarily by three primary factors.  The first factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Company's earnings assets.  Net interest income of $71.20 million for the first six months of 2025 was derived from the Company’s $4.415 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.36%.  Average earning assets in the six months ended June 30, 2024 were $4.248 billion and the tax-equivalent net interest margin was 2.70%. Net interest income for the Company increased primarily as a result of increased interest income from higher interest rates on real estate and commercial loans and investments as well as higher volume of investments. Also, overall interest expense was slightly lower than the same period in 2024 due to favorable rate variances. The Company expects net interest margin compression to impact earnings for the foreseeable future due to competition for loans and deposits. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets, increasing yield on loans and the ongoing interest rate stance of the Federal Reserve Board.

The second factor is credit loss expense. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $3.468 billion at June 30, 2025. Credit loss expense was $5.01 million in 2025 compared to $0.31 million in 2024. The increase in expense when compared to the same period in 2024 is primarily attributable to the following: continued higher charge-offs in the first quarter of 2025 leading to higher loss rates with lower levels of chargeoffs in the second quarter of 2025; changes in the economic factors used, specifically management's Iowa unemployment forecast, resulted in increases to the ACL with Iowa unemployment increasing from 3.4% to 3.7% throughout the second quarter; increase in loan volume which resulted in an increase of approximately $940,000; and changes in prepayment and curtailment rates resulting in an increase. The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions and asset quality.

The third factor affecting the Company’s net income is noninterest income, primarily the increase in trust fees and other noninterest income. Trust fees were $8.31 million and $7.39 million for the six months ended June 30, 2025 and 2024, respectively, an increase of 12.44%. This is primarily driven by the increase in assets under management of $0.027 billion from $2.805 billion as of June 30, 2024 to $3.076 billion as of June 30, 2025 with increased market activity and performance compared to the prior year period. Other noninterest income was $1.20 million and $0.29 million for the six months ended June 30, 2025 and 2024, respectively, an increase of 310.62%, primarily due to incentive and marketing bonuses from the VISA payment network growth agreement and amortization of tax credit real estate investments recorded with federal income tax expense.

Index

HILLS BANCORPORATION

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning assets over the interest expense of the interest-bearing liabilities. Net interest income on a tax equivalent basis increased $16.25 million for the six months ended June 30, 2025 compared to the comparable period in 2024. The increase was primarily as a result of increased interest income from higher interest rates on real estate and commercial loans and investments as well as higher volume of investments. Also, overall interest expense was slightly lower than the same period in 2024 due to favorable rate variances. The net interest margin for the first six months of 2025 was 3.36% compared to 2.70% in 2024 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2025 compared to the comparable period in 2024 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$25,463	0.40%	$470	$6,542	7,012
Taxable securities	59,620	1.88	2,671	3,588	6,259
Nontaxable securities	96,071	0.61	1,580	1,181	2,761
Interest-bearing bank balances	(14,782)	(1.53)	(444)	(108)	(552)
	$166,372		$4,277	$11,203	$15,480

Interest expense:
Interest-bearing demand deposits	$10,055	(0.06)%	$(36)	$266	$230
Savings deposits	72,851	0.25	(1,268)	(340)	(1,608)
Time deposits	(9,531)	(0.42)	292	1,881	2,173
Other short-term borrowings	(99,167)	(0.48)	1,964	1,047	3,011
FHLB Borrowings	176,048	(0.96)	(4,816)	1,782	(3,034)
	$150,256		$(3,864)	$4,636	$772
Change in net interest income			$413	$15,839	$16,252

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2025	2024
Yield on average interest-earning assets	5.27%	4.72%
Rate on average interest-bearing liabilities	2.50	2.66
Net interest spread	2.77%	2.06%
Effect of noninterest-bearing funds	0.59	0.64
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	3.36%	2.70%

In pricing loans and deposits, the Company considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met four times during the first six months of 2025.  The federal funds target rate decreased to 4.50% as of June 30, 2025 from 5.50% as of the same period in 2024.  Interest rates on loans are generally affected

Index

HILLS BANCORPORATION
by the federal funds target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of June 30, 2025, the rate indexes for the one, three and five year indexes were 3.96%, 3.68% and 3.79%, respectively.  The one year index decreased 22.20% from 5.09% at June 30, 2024, the three year index decreased 18.58% and the five year index decreased 12.47%.  The three year index was 4.52% and the five year index was 4.33% at June 30, 2024.

Credit Loss Expense

Credit loss expense was $5.01 million for the six months ended June 30, 2025 compared to $0.31 million in 2024, an increase of expense of $4.70 million.  Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Company's loan portfolio.

A significant component of the Company's approach to estimating expected credit losses are economic forecasts such as Iowa unemployment and National real gross domestic product (National GDP). For the allowance for credit losses as of June 30, 2025, the key loss drivers were Iowa unemployment and National GDP. The increase in expense when compared to the same period in 2024 is primarily attributable to the following: continued higher charge-offs in the first quarter of 2025 leading to higher loss rates with lower levels of chargeoffs in the second quarter of 2025; changes in the economic factors used, specifically management's Iowa unemployment forecast, resulted in increases to the ACL with Iowa unemployment increasing from 3.4% to 3.7% throughout the second quarter; increase in loan volume which resulted in an increase of approximately $940,000; and changes in prepayment and curtailment rates resulting in an increase.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented.  For the six months ended June 30, 2025 and 2024, recoveries were $1.60 million and $1.75 million, respectively; and charge-offs were $2.69 million in 2025 and $2.59 million in 2024.  The allowance for credit losses totaled $54.02 million at June 30, 2025 compared to $50.94 million as of December 31, 2024. The allowance represented 1.54% and 1.48% of loans held for investment at June 30, 2025 and December 31, 2024.

Noninterest Income

The following table sets forth the various categories of noninterest income for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$703	$1,042	$(339)	(32.53)%
Trust fees	8,305	7,386	919	12.44
Service charges and fees	6,448	6,348	100	1.58
Other noninterest income	1,199	292	907	310.62
	$16,655	$15,068	$1,587	10.53
Trust fees were $8.31 million and $7.39 million for the six months ended June 30, 2025 and 2024, respectively, an increase of 12.44%. This is primarily driven by the increase in assets under management of $0.027 billion from $2.805 billion as of June 30, 2024 to $3.076 billion as of June 30, 2025 with increased market activity and performance compared to the prior year period.

Other noninterest income was $1.20 million and $0.29 million for the six months ended June 30, 2025 and 2024, respectively, an increase of 310.62%, primarily due to annual incentive and marketing bonuses from the VISA payment network growth agreement and amortization of tax credit real estate investments recorded with federal income tax expense.

Net gain on sale of loans was $0.70 million and $1.04 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of 32.53%. This is primarily driven by decreased activity compared to the same period in 2024.

Other noninterest income categories experienced marginal period-to-periods fluctuations for the six months ended June 30, 2025.

Index

HILLS BANCORPORATION
Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$22,616	$22,250	$366	1.64%
Occupancy	2,236	2,079	157	7.55
Furniture and equipment	3,595	3,366	229	6.80
Office supplies and postage	975	956	19	1.99
Advertising and business development	1,635	1,441	194	13.46
Outside services	7,802	6,761	1,041	15.40
FDIC insurance assessment	1,009	967	42	4.34
Other noninterest expense	1,577	1,710	(133)	(7.78)
	$41,445	$39,530	$1,915	4.84

In the six months ended June 30, 2025, outside services expense increased $1.04 million due to an increase in professional fees of $0.35 million from increased audit, legal and other professional expenses and OREO related loss and expenses of $0.48 million from increased OREO volume compared to the same period in 2024.

Other noninterest expense categories experienced marginal period-to-periods fluctuations for the six months ended June 30, 2025.

Index

HILLS BANCORPORATION
Discussion of operations for the three months ended June 30, 2025 and 2024

Net Income Overview

Net income increased $6.34 million for the three months ended June 30, 2025 compared to the same period in 2024.  Total net income was $18.65 million in 2025 and $12.31 million in the comparable period in 2024, an increase of 51.49%.  For the three month periods ended June 30, 2025 and 2024 basic earnings per share was $2.09 and $1.35, respectively. Diluted earnings per share was $2.09 for the three months ended June 30, 2025 compared to $1.35 for the same period in 2024.

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. Net interest income on a tax equivalent basis increased $9.40 million for the three months ended June 30, 2025 compared to the comparable period in 2024. The increase was a result of higher loan and investments volume and interest rates as well as favorable rates on time deposits and borrowings, partially offset by higher interest expense attributable to higher volume of borrowings. The net interest margin for the three months ended June 30, 2025 was 3.46% compared to 2.72% in 2024 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2025 compared to the comparable period in 2024 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$43,580	0.43%	$805	$3,505	$4,310
Taxable securities	60,160	1.93	1,404	1,793	3,197
Nontaxable securities	92,169	0.64	758	596	1,354
Interest-bearing bank balances	(10,798)	(1.87)	(170)	(61)	(231)
	$185,111		$2,797	$5,833	$8,630

Interest expense:
Interest-bearing demand deposits	$(1,623)	(0.12)%	$6	$260	$266
Savings deposits	111,600	0.35	(843)	(292)	(1,135)
Time deposits	(30,791)	(0.70)	320	1,553	1,873
Other short-term borrowings	(171,305)	(0.60)	1,901	583	2,484
FHLB Borrowings	260,185	(0.59)	(3,345)	623	(2,722)
	$168,066		$(1,961)	$2,727	$766
Change in net interest income			$836	$8,560	$9,396

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2025	2024
Yield on average interest-earning assets	5.35%	4.77%
Rate on average interest-bearing liabilities	2.48	2.71
Net interest spread	2.87%	2.06%
Effect of noninterest-bearing funds	0.59	0.66
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	3.46%	2.72%

Credit Loss Expense

Credit loss expense was $1.14 million for the three months ended June 30, 2025 compared to a credit loss expense of $0.68 million in 2024, an increase of expense of $0.46 million. The increase in credit loss expense compared to the prior year period is primarily due to shifts in economic factors, including Iowa unemployment increasing and estimated loan volume increasing which is partially offset by decreases due to qualitative factors and smaller changes from prepayment and curtailment rates. Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented.  For the three months ended June 30, 2025 and 2024, recoveries were $0.92 million and $0.54 million, respectively; and charge-offs were $0.96 million in 2025 and $1.41 million in 2024.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$459	$669	$(210)	(31.39)%
Trust fees	4,260	3,889	371	9.54
Service charges and fees	3,393	3,315	78	2.35
Other noninterest income	422	188	234	124.47
	$8,534	$8,061	$473	5.87

Net gain on sale of loans were $0.46 million and $0.67 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of (31.39)%. This is primarily driven by decreased activity compared to the same period in 2024.

Trust fees were $4.26 million and $3.89 million for the three months ended June 30, 2025 and 2024, respectively, an increase of 9.54%. This is primarily driven by the increase in assets under management of $0.027 billion from $2.805 billion as of June 30, 2024 to $3.076 billion as of June 30, 2025.

Other noninterest income for the three months ended June 30, 2025 experienced marginal period-to-periods fluctuations.

Index

HILLS BANCORPORATION

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$11,251	$11,063	$188	1.70%
Occupancy	1,086	996	90	9.04
Furniture and equipment	1,849	1,686	163	9.67
Office supplies and postage	463	442	21	4.75
Advertising and business development	801	630	171	27.14
Outside services	3,917	3,311	606	18.30
FDIC insurance assessment	497	486	11	2.26
Other noninterest expense	934	1,109	(175)	(15.78)
	$20,798	$19,723	$1,075	5.45

In the three months ended June 30, 2025, outside services expense increased $0.61 million due to an increase in professional fees of $0.17 million from increased audit, legal and other professional expenses and OREO related loss and expenses of $0.34 million from increased OREO volume compared to the same period in 2024.

Other noninterest expense categories experienced marginal period-to-periods fluctuations for the three months ended June 30, 2025.

Index

HILLS BANCORPORATION

Income Taxes

Federal and state income tax expenses were $8.32 million and $6.48 million for the six months ended June 30, 2025 and 2024, respectively. Income taxes as a percentage of income before taxes were 20.09% in 2025 and 20.98% in 2024.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 20.45% of the Company’s total assets at June 30, 2025 compared to 20.58% at December 31, 2024. As of June 30, 2025, investment securities with a carrying value of $136.48 million were pledged to collateralize public and trust deposits and other borrowings.  As of December 31, 2024, investment securities with a carrying value of $250.65 million were pledged.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  Deposit inflows and outflows can vary widely based on prevailing market interest rates, competition, economic conditions, our business customers' liquidity needs and by recent developments in the financial services industry. Uninsured deposits as of June 30, 2025 and December 31, 2024 were approximately $721.38 million and $719.62 million, respectively, which comprised 21.65% and 21.51% of total deposits.

As of June 30, 2025, the Company had $286.83 million of outstanding borrowings from the Federal Home Loan Bank (“FHLB”) of Des Moines compared to $127.05 million as of December 31, 2024.  The Company had $391.45 million Fed Funds purchased as of June 30, 2025 compared to $437.64 million of Fed Funds purchased as of December 31, 2024. The Company had no Bank Term Funding Program borrowings as of June 30, 2025 and $109.00 million as of December 31, 2024. These borrowings are used as a means of providing both long and short-term funding for certain assets and for managing interest rate risk.

The Company had additional borrowing capacity available from the FHLB of approximately $746.13 million at June 30, 2025. As additional sources of liquidity, the Company has the ability to borrow up to $100.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $175.00 million. The borrowings under these credit lines would be secured by the Company’s investment securities.  In addition, the Company has the option of issuing short-, medium-, and long-term debt, should the Company decide to do so. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities, positive cash flows from operations, and both additional borrowing and brokered deposits capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2025.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses in internal control over financial reporting initially identified in “Management’s Report on Internal Control over Financial Reporting” for the year ended December 31, 2024, and described below, the Company's disclosure controls and procedures were not effective as of June 30, 2025. Material weaknesses in internal controls over financial reporting, which impacted managements' determination regarding the Company's disclosure controls and procedures, were identified in the following areas:

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

Emerging financial technologies such as digital assets, stablecoins, and distributed ledger systems may reduce the demand for traditional banking services and create new competitive pressures that adversely affect our business.

The rapid development and increasing regulatory acceptance of financial technologies such as digital assets (including cryptocurrencies and tokenized money), stablecoins, and distributed ledger technologies (DLT) could materially alter the landscape of financial services in the coming years. These technologies enable near-instantaneous value transfer, programmable money, and peer-to-peer settlement mechanisms, many of which may operate outside the traditional banking system.

Large technology companies, fintech platforms, and digital asset service providers—some of which are not subject to the same regulatory or capital constraints as depository institutions—are increasingly offering products that compete with core banking functions, such as payments, custody, lending, and liquidity management. The adoption of digital financial infrastructure by governments or central banks, such as central bank digital currencies (CBDCs), or by major corporate platforms could accelerate these shifts.

As a relatively small financial institution, we may be disproportionately impacted by these developments. Our ability to compete with larger institutions or well-capitalized technology entrants in developing or integrating such technologies is limited by our size, risk appetite, and regulatory obligations. A failure to adapt to or participate in these emerging ecosystems—either directly or through strategic partnerships—could erode our relevance in key banking functions, reduce our share of customer deposits and fee income, and adversely affect our long-term growth prospects and financial condition.

Risks related to regulation of payment stablecoins and digital assets

Recent federal legislation, including the GENIUS Act enacted in mid-2025, established new regulatory requirements for payment stablecoins issued by banking organizations and their subsidiaries. Compliance with these requirements involves maintaining adequate asset reserves, extensive reporting obligations, independent audits, and increased supervisory oversight. Our potential involvement in issuing or supporting payment stablecoins could expose us to regulatory compliance risks, increased operational costs, and evolving legal uncertainties. Additionally, rapid changes in digital asset regulation or adverse regulatory interpretations could adversely affect our business strategies and prospects in this emerging market, which could materially impact our financial condition and results of operations.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended June 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 to April 30	24,304	$75.00	24,304	377,199
May 1 to May 31	32,142	75.10	32,142	345,057
June 1 to June 30	11,475	77.00	11,475	333,582
Total	67,921	$75.38	67,921	333,582

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

HILLS BANCORPORATION

Date:	August 8, 2025	By: /s/ Lisa A. Shileny
Lisa A. Shileny, Director, President and Chief Executive Officer

Date:	August 8, 2025	By: /s/ Anthony V. Roetlin
Anthony V. Roetlin, Treasurer, Chief Financial Officer and Chief Accounting Officer