Form 10-Q
period 2025-09-30
HILLS BANCORPORATION
filed 2025-11-10
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		October 31, 2025

Common Stock	No par value	8,849,709

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Cash and cash equivalents	$47,197	$123,399
Investment securities available for sale at fair value (amortized cost September 30, 2025 $974,824; December 31, 2024 $979,855)	962,763	944,136
Stock of Federal Home Loan Bank	32,698	28,024
Loans held for sale	3,618	3,971
Loans, net of allowance for credit losses September 30, 2025 $59,097; December 31, 2024 $50,940	3,497,209	3,387,521
Property and equipment, net	35,942	35,868
Tax credit real estate investments	9,704	8,854
Accrued interest receivable	25,258	21,403
Deferred income taxes, net	24,998	21,132
Goodwill	2,500	2,500
Other assets	11,581	11,434
Total Assets	$4,653,468	$4,588,242

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$578,133	$581,043
Interest-bearing deposits	2,800,134	2,765,090
Total deposits	$3,378,267	$3,346,133
Other short-term borrowings, including Bank Term Funding Program and federal funds purchased	588,740	546,636
Federal Home Loan Bank borrowings	76,583	127,050
Accrued interest payable	3,658	9,912
Allowance for credit losses on off-balance sheet credit exposures	3,849	2,900
Other liabilities	17,995	14,667
Total Liabilities	$4,069,092	$4,047,298

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$53,147	$48,257

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued September 30, 2025 10,340,961 shares; December 31, 2024 10,346,920 shares	$—	$—
Paid in capital	65,114	64,644
Retained earnings	614,556	578,882
Accumulated other comprehensive loss	(9,195)	(27,300)
Treasury stock at cost (September 30, 2025 1,513,262 shares; December 31, 2024 1,377,498 shares)	(86,099)	(75,282)
Total Stockholders' Equity	$584,376	$540,944
Less maximum cash obligation related to ESOP shares	53,147	48,257
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$531,229	$492,687
Total Liabilities & Stockholders' Equity	$4,653,468	$4,588,242

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$50,043	$45,762	$144,892	$133,627
Investment securities:
Taxable	6,694	3,544	19,418	10,009
Nontaxable	3,025	2,152	8,303	5,359
Federal funds sold	80	386	415	1,273
Total interest income	$59,842	$51,844	$173,028	$150,268
Interest expense:
Deposits	$13,187	$15,798	$41,871	$45,277
Other short-term borrowings	4,048	3,932	8,984	11,879
FHLB borrowings	4,097	2,686	12,462	8,017
Total interest expense	$21,332	$22,416	$63,317	$65,173
Net interest income	$38,510	$29,428	$109,711	$85,095
Credit loss expense	5,975	2,310	10,982	2,622
Net interest income after credit loss expense	$32,535	$27,118	$98,729	$82,473
Noninterest income:
Net gain on sale of loans	$410	$732	$1,113	$1,774
Trust fees	4,238	3,842	12,543	11,228
Service charges and fees	3,403	3,242	9,851	9,590
Other noninterest income	490	64	1,689	356
Loss on sale of investment securities	(4,294)	—	(4,294)	—
	$4,247	$7,880	$20,902	$22,948

Noninterest expenses:
Salaries and employee benefits	$11,335	$11,045	$33,951	$33,295
Occupancy	1,111	1,147	3,347	3,226
Furniture and equipment	1,909	1,680	5,504	5,046
Office supplies and postage	563	561	1,538	1,517
Advertising and business development	658	639	2,293	2,080
Outside services	3,779	3,517	11,581	10,278
FDIC insurance assessment	497	473	1,506	1,440
Other noninterest expense	772	569	2,349	2,279
	$20,624	$19,631	$62,069	$59,161
Income before income taxes	$16,158	$15,367	$57,562	$46,260
Income taxes	3,253	3,197	11,572	9,678
Net income	$12,905	$12,170	$45,990	$36,582

Earnings per share:
Basic	$1.46	$1.35	$5.17	$4.03
Diluted	$1.46	$1.35	$5.16	$4.03

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$12,905	$12,170	$45,990	$36,582

Other comprehensive income (loss)
Securities:
Net change in unrealized loss on securities available for sale	$12,526	$16,755	$19,363	$12,067
Reclassification adjustment for net losses realized in net income	4,294	—	4,294	—
Income taxes	(3,998)	(3,982)	(5,623)	(2,868)
Other comprehensive income on securities available for sale	$12,822	$12,773	$18,034	$9,199
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	$—	$(305)	$93	$34
Income taxes	—	73	(22)	(9)
Other comprehensive income (loss) on cash flow hedges	$—	$(232)	$71	$25

Other comprehensive income, net of tax	$12,822	$12,541	$18,105	$9,224

Comprehensive income	$25,727	$24,711	$64,095	$45,806

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended September 30, 2025 and 2024
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, June 30, 2024	$64,417	$555,690	$(30,493)	$(67,850)	$(45,398)	$476,366
Issuance of 3,000 shares of common stock	123	—	—	83	—	206
Issuance of 1,411 shares of common stock under the employee stock purchase plan	88	—	—	—	—	88
Unearned restricted stock compensation	89	—	—	—	—	89
Forfeiture of 200 shares of common stock	(14)	—	—	—	—	(14)
Share-based compensation	5	—	—	—	—	5
Change related to ESOP shares	—	—	—	—	(1,307)	(1,307)
Net income	—	12,170	—	—	—	12,170
Purchase of 86,671 shares of common stock	—	—	—	(5,987)	—	(5,987)
Other comprehensive income	—	—	12,541	—	—	12,541
Balance, September 30, 2024	$64,708	$567,860	$(17,952)	$(73,754)	$(46,705)	$494,157

Balance, June 30, 2025	$65,109	$601,651	$(22,017)	$(82,628)	$(50,927)	$511,188
Issuance of 4,515 shares of common stock	223	—	—	129	—	352
Issuance of 1,243 shares of common stock under the employee stock purchase plan	87	—	—	—	—	87
Unearned restricted stock compensation	115	—	—	—	—	115
Forfeiture of 6,494 shares of common stock	(432)	—	—	—	—	(432)
Share-based compensation	12	—	—	—	—	12
Change related to ESOP shares	—	—	—	—	(2,220)	(2,220)
Net income	—	12,905	—	—	—	12,905
Purchase of 46,055 shares of common stock	—	—	—	(3,600)	—	(3,600)
Other comprehensive income	—	—	12,822	—	—	12,822
Balance, September 30, 2025	$65,114	$614,556	$(9,195)	$(86,099)	$(53,147)	$531,229

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

Nine Months Ended September 30, 2025 and 2024
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2023	$63,827	$541,329	$(27,176)	$(62,841)	$(44,853)	$470,286
Issuance of 7,496 shares of common stock	301	—	—	206	—	507
Issuance of 4,556 shares of common stock under the employee stock purchase plan	278	—	—	—	—	278
Unearned restricted stock compensation	431	—	—	—	—	431
Forfeiture of 2,126 shares of common stock	(147)	—	—	—	—	(147)
Share-based compensation	18	—	—	—	—	18
Change related to ESOP shares	—	—	—	—	(1,852)	(1,852)
Net income	—	36,582	—	—	—	36,582
Cash dividends ($1.10 per share)	—	(10,051)	—	—	—	(10,051)
Purchase of 162,782 shares of common stock	—	—	—	(11,119)	—	(11,119)
Other comprehensive income	—	—	9,224	—	—	9,224
Balance, September 30, 2024	$64,708	$567,860	$(17,952)	$(73,754)	$(46,705)	$494,157

Balance, December 31, 2024	$64,644	$578,882	$(27,300)	$(75,282)	$(48,257)	$492,687
Issuance of 10,590 shares of common stock	496	—	—	302	—	798
Issuance of 3,938 shares of common stock under the employee stock purchase plan	265	—	—	—	—	265
Unearned restricted stock compensation	334	—	—	—	—	334
Forfeiture of 9,896 shares of common stock	(649)	—	—	—	—	(649)
Share-based compensation	24	—	—	—	—	24
Change related to ESOP shares	—	—	—	—	(4,890)	(4,890)
Net income	—	45,990	—	—	—	45,990
Cash dividends ($1.15 per share)	—	(10,316)	—	—	—	(10,316)
Purchase of 146,355 shares of common stock	—	—	—	(11,119)	—	(11,119)
Other comprehensive income	—	—	18,105	—	—	18,105
Balance, September 30, 2025	$65,114	$614,556	$(9,195)	$(86,099)	$(53,147)	$531,229

 See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$45,990	$36,582
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,810	1,641
Credit loss expense	10,982	2,622
Loss on sale of investment securities available for sale	4,294	—
Forfeiture of common stock	(649)	(147)
Share-based compensation	24	18
Compensation expensed through issuance of common stock	798	507
Provision for deferred income taxes	(9,511)	(290)
Net loss (gain) on sale of other real estate owned and other repossessed assets	313	(121)
Loss from equity method investments	334	—
Increase in accrued interest receivable	(3,855)	(2,747)
Accretion of discount on investment securities, net	(2,232)	(568)
Increase in other assets	(1,379)	(2,182)
Amortization of operating lease right-of-use assets	198	193
Amortization of tax credit real estate investments	1,239	—
Increase (decrease) in accrued interest payable and other liabilities	(2,499)	14,558
Loans originated for sale	(118,378)	(170,203)
Proceeds on sales of loans	119,844	166,237
Net gain on sales of loans	(1,113)	(1,774)
Net cash and cash equivalents provided by operating activities	$46,210	$44,326

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$143,760	$187,897
Proceeds from sales of investment securities available for sale	39,726	—
Purchases of investment securities available for sale	(180,518)	(285,375)
Proceeds from sale of stock of Federal Home Loan Bank	41,986	19,437
Purchases of stock of Federal Home Loan Bank	(46,660)	(17,962)
Loans made to customers, net of collections	(120,216)	14,592
Proceeds on sale of other real estate owned and other repossessed assets	1,216	304
Purchases of property and equipment	(1,884)	(2,925)
Investment in tax credit real estate	(2,423)	(2,376)
Net changes from tax credit real estate investment	—	1,026
Net cash and cash equivalents used in investing activities	$(125,013)	$(85,382)

Cash Flows from Financing Activities
Net increase in deposits	$32,134	$94,328
Net increase in other short-term borrowings	42,104	132,746
Principal payments on short-term FHLB borrowings	(805,059)	(255,224)
Proceeds from the issuance of short-term FHLB borrowings	762,909	84,900
Principal payments on long-term FHLB borrowings	(313,317)	—
Proceeds from the issuance of long-term FHLB borrowings	305,000	—
Purchase of common stock	(11,119)	(11,119)
Proceeds from the issuance of common stock through the employee stock purchase plan	265	278
Dividends paid	(10,316)	(10,051)
Net cash and cash equivalents provided by financing activities	$2,601	$35,858

Index
(Continued)

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Nine Months Ended September 30,
	2025	2024
Decrease in cash and cash equivalents	$(76,202)	$(5,198)
Cash and cash equivalents:
Beginning of period	123,399	59,482
End of period	$47,197	$54,284

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$43,106	$43,714
Interest paid on other obligations	26,465	14,527
Income taxes paid	6,458	7,224

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$4,890	$1,852
Transfers to other real estate owned	848	63
Sale and financing of other real estate owned	353	208

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

Operating results for the nine month period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2024 filed with the Securities Exchange Commission on March 14, 2025.  The consolidated balance sheet as of December 31, 2024, has been derived from the audited consolidated financial statements for that period.

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

Certain Significant Estimates:

The allowance for credit losses involves certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at September 30, 2025 may change in the near-term and the effect could be material to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of September 30, 2025 and December 31, 2024, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of September 30, 2025 and December 31, 2024.

Tax credit real estate: Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of September 30, 2025. In addition, in July 2024, the Company made a tax equity investment in an entity to provide for the historic preservation of a mixed use property in Cedar Rapids, Iowa. The Company has a 99% or greater limited interest in each limited partnership or company. The investment in each was completed after the projects had been developed by the general partner or managing member. On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if there are indications of impairment. This is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, a valuation allowance would be established with a charge to expense. There were no indications of impairment based on management's evaluation and therefore no valuation allowance was determined necessary as of September 30, 2025. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

In July 2024, the Company provided construction financing and contributed capital of $2.38 million to SLE Iowa Building, LC, as investor member, which owns and operates a historically preserved mixed use property in Cedar Rapids, Iowa. Additional capital contributions of $1.19 million and $1.23 million were made in the quarters ended September 30, 2025 and June 30, 2025, respectively. The Company accounts for the investment in this tax credit real estate using the proportional amortization method as provided for under Accounting Standards Codification (ASC) 323-740. The investment qualifies for the proportional amortization method as it meets all of the criteria under ASC 323-740-25-1. Substantially all of the projected benefits are from tax credits and other tax benefits due to the minimum buyout clause included in the operating agreement.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Available-for-sale debt securities and the allowance for credit losses on available-for-sale debt securities: Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of September 30, 2025 or 2024. Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income ("OCI"). Premiums on debt securities are amortized to the earliest call date and discounts on debt securities are accreted over the period to maturity of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Accrued interest receivable on AFS debt securities, stock of the Federal Home Loan Bank, and Federal Reserve excess balance account totaled $7.19 million and $6.10 million at September 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.

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

Loans held for investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses ("ACL"). Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $18.07 million and $15.30 million at September 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Agricultural - Agricultural operating loans include loans made to finance agricultural production and other loans to farmers and farming operations. Agricultural loans also include mortgage loans secured by farmland. Agricultural operating loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural operating loans is dependent upon the profitable operation or management of the agricultural entity. Agricultural operating loans generally have a term of one year and may have a fixed or variable rate. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the National real gross domestic product (GDP) as of September 30, 2025 and December 31, 2024.

Mortgage loans secured by farmland are made to individuals and businesses within the Company's trade area. The primary source of repayment is the cash flow generated by the collateral underlying the loan. The secondary repayment source would be the liquidation of the collateral. Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less. Generally, interest rates are fixed for mortgage loans secured by farmland. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the National real gross domestic product as of September 30, 2025 and December 31, 2024.

1 to 4 Family First and Junior Liens - The 1 to 4 family first and junior liens portfolio segment is comprised of the single family and home equity loan classes, which are underwritten after evaluating a borrower's capacity to repay, credit, and collateral. Several factors are considered when assessing a borrower's capacity, including the borrower's employment, income, current debt, assets, and level of equity in the property. Credit refers to how well a borrower manages their current and prior debts as documented by a credit report that provides credit scores and the borrower's current and past information about their credit history. Collateral refers to the type and use of property, occupancy, and market value. Property appraisals are obtained to assist in evaluating collateral. Loan-to-property value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
housing prices and demand and levels of unemployment. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate as of September 30, 2025 and December 31, 2024.

Commercial - The commercial loan portfolio segment is comprised of the commercial real estate mortgage including obligations of states and political subdivisions, multifamily residential mortgage, construction/land development and commercial and financial loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower's and associated guarantors or other related party's financial position. These other factors include assessing liquidity, the level and composition of net worth, leverage, considering all other lender amounts and position, an analysis of cash expected to flow through the obligors including the outflow to other lenders, vacancies and prior experience with the borrower. This information is used to assess adequate financial capacity, profitability, and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity, and availability of long-term financing. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the National real gross domestic product as of September 30, 2025 and December 31, 2024.

Consumer Lending - The Company offers consumer loans to individuals including personal loans and automobile loans. These consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than real estate-related loans. Consumer collections are dependent on the borrower's continuing financial stability and are more likely to be affected by adverse personal circumstances. Collateral for these loans generally includes automobiles, boats, recreational vehicles and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to recover and may fluctuate in value based on condition. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the National real gross domestic product as of September 30, 2025 and December 31, 2024.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common shares outstanding at the beginning of the period	8,874,490	9,065,324	8,969,422	9,135,720
Weighted average number of net shares redeemed	(25,605)	(41,935)	(65,384)	(61,435)
Weighted average shares outstanding (basic)	8,848,885	9,023,389	8,904,038	9,074,285
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	1,471	527	1,206	506
Weighted average number of shares (diluted)	8,850,356	9,023,916	8,905,244	9,074,791
Net income (In thousands)	$12,905	$12,170	$45,990	$36,582
Earnings per share:
Basic	$1.46	$1.35	$5.17	$4.03
Diluted	$1.46	$1.35	$5.16	$4.03

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3.Accumulated Other Comprehensive Loss

The following table summarizes the balances of each component of accumulated other comprehensive loss (AOCI), included in stockholders’ equity, at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(amounts in thousands)
Net unrealized loss on available-for-sale securities	$(12,062)	$(35,719)
Net unrealized loss on derivatives used for cash flow hedges	—	(93)
Tax effect	2,867	8,512
Net-of-tax amount	$(9,195)	$(27,300)

Note 4.Securities

The carrying values of investment securities at September 30, 2025 and December 31, 2024 are summarized in the following table (dollars in thousands):

	September 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$271,843	28.24%	$288,462	30.55%
Other securities (FHLB, FHLMC, FNMA and SBA)	4,824	0.50	14,848	1.57
State and political subdivisions	407,046	42.28	362,736	38.42
Mortgage-backed securities and collateralized mortgage obligations (MBS and CMO)	279,050	28.98	278,090	29.46
Total securities available for sale	$962,763	100.00%	$944,136	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of September 30, 2025 and December 31, 2024, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. There were no trading or held to maturity securities as of September 30, 2025 or December 31, 2024.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The carrying amount of available-for-sale securities, fair values and allowance for credit losses were as follows as of September 30, 2025 and December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
September 30, 2025
U.S. Treasury	$271,489	$2,088	$(1,734)	$—	$271,843
Other securities (FHLB, FHLMC, FNMA and SBA)	4,842	—	(18)	—	4,824
State and political subdivisions	421,975	1,790	(16,719)	—	407,046
MBS and CMO	276,518	3,185	(653)	—	279,050
Total	$974,824	$7,063	$(19,124)	$—	$962,763
December 31, 2024:
U.S. Treasury	$294,210	$215	$(5,963)	$—	$288,462
Other securities (FHLB, FHLMC and FNMA)	15,010	—	(162)	—	14,848
State and political subdivisions	383,244	832	(21,340)	—	362,736
MBS and CMO	287,391	54	(9,355)	—	278,090
Total	$979,855	$1,101	$(36,820)	$—	$944,136

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at September 30, 2025, were as follows (in thousands) below. Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due in one year or less	$61,079	$60,432
Due after one year through five years	308,843	307,701
Due after five years through ten years	116,410	106,752
Due over ten years	211,974	208,828
	$698,306	$683,713
MBS and CMO	276,518	279,050
	$974,824	$962,763

As of September 30, 2025 and December 31, 2024, investment securities with a carrying value of $137.13 million and $250.65 million, respectively, were pledged to collateralize other borrowings. As of September 30, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sale proceeds	$39,726	$—	$39,726	$—
Gross realized gains	—	—	—	—
Gross realized losses	(4,294)	—	(4,294)	—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024 (in thousands):

	Less than 12 months				12 months or more				Total
September 30, 2025 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	5	$20,354	$(53)	0.26%	34	$100,324	$(1,681)	1.68%	39	$120,678	$(1,734)	1.44%
Other securities (FHLB, FHLMC, FNMA and SBA)	1	4,824	(18)	0.37	—	—	—	—	1	4,824	(18)	0.37
State and political subdivisions	273	112,064	(2,593)	2.31	654	179,249	(14,126)	7.88	927	291,313	(16,719)	5.74
MBS and CMO	4	41,083	(468)	1.14	4	21,411	(185)	0.86	8	62,494	(653)	1.04
Total	283	$178,325	$(3,132)	1.76%	692	$300,984	$(15,992)	5.31%	975	$479,309	$(19,124)	3.99%

	Less than 12 months				12 months or more				Total
December 31, 2024 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	32	$115,094	$(2,555)	2.22%	44	$125,590	$(3,408)	2.71%	76	$240,684	$(5,963)	2.48%
Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	6	14,848	(162)	1.09	6	14,848	(162)	1.09
State and political subdivisions	369	140,021	(2,844)	2.03	663	163,330	(18,496)	11.32	1,032	303,351	(21,340)	7.03
MBS and CMO	35	225,680	(2,904)	—	18	41,222	(6,451)	15.65	53	266,902	(9,355)	3.51
Total	436	$480,795	$(8,303)	1.73%	731	$344,990	$(28,517)	8.27%	1,167	$825,785	$(36,820)	4.46%

The Company considered the following information in reaching the conclusion that the unrealized losses disclosed in the table above are not attributable to credit losses.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates. The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of September 30, 2025. The fair value is expected to recover as the securities approach maturity. The U.S. Treasury and other securities are issued and guaranteed by U.S. government-sponsored entities and agencies. The MBS and CMOs have implied U.S. government guarantees of the agency securities. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of September 30, 2025.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5.Loans

Classes of loans are as follows:

	September 30, 2025	December 31, 2024
	(Amounts In Thousands)
Agricultural	$117,482	$118,678
Commercial and financial	308,028	298,917
Real estate:
Construction, 1 to 4 family residential	84,901	79,451
Construction, land development and commercial	292,304	279,589
Mortgage, farmland	272,917	275,768
Mortgage, 1 to 4 family first liens	1,248,020	1,174,083
Mortgage, 1 to 4 family junior liens	145,245	141,550
Mortgage, multi-family	494,382	492,762
Mortgage, commercial	518,140	498,078
Loans to individuals	32,471	35,301
Obligations of state and political subdivisions	42,126	43,994
	$3,556,016	$3,438,171
Net unamortized fees and costs	290	290
	$3,556,306	$3,438,461
Less allowance for credit losses	59,097	50,940
	$3,497,209	$3,387,521

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses (ACL) for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30, 2025
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL on loans:
June 30, 2025	$764	$10,676	$2,592	$3,330	$24,591	$11,185	$882	$54,020
Charge-offs	(3)	(579)	(99)	—	(237)	(467)	(424)	(1,809)
Recoveries	6	725	33	13	139	22	96	1,034
Credit loss expense	18	83	409	67	3,167	1,779	329	5,852

September 30, 2025	$785	$10,905	$2,935	$3,410	$27,660	$12,519	$883	$59,097

	Nine Months Ended September 30, 2025
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL on loans:
December 31, 2024	$674	$10,217	$2,393	$3,252	$22,929	$10,353	$1,122	$50,940
Charge-offs	(39)	(1,132)	(351)	—	(763)	(1,105)	(1,115)	(4,505)
Recoveries	156	1,406	69	27	530	134	307	2,629
Credit loss expense (benefit)	(6)	414	824	131	4,964	3,137	569	10,033

September 30, 2025	$785	$10,905	$2,935	$3,410	$27,660	$12,519	$883	$59,097

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 30, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL on loans:
June 30, 2024	$2,833	$8,408	$5,344	$3,100	$18,271	$9,189	$2,585	$49,730
Charge-offs	(1)	(1,099)	(83)	(550)	(301)	(73)	(498)	(2,605)
Recoveries	41	237	16	12	269	198	112	885
Credit loss expense (benefit)	(551)	2,235	177	305	(345)	178	211	2,210

September 30, 2024	$2,322	$9,781	$5,454	$2,867	$17,894	$9,492	$2,410	$50,220

	Nine Months Ended September 30, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL on loans:
December 31, 2023	$2,516	$8,750	$6,482	$3,429	$18,552	$8,156	$1,525	$49,410
Charge-offs	(18)	(1,942)	(512)	(552)	(922)	(115)	(1,134)	(5,195)
Recoveries	95	832	302	36	693	392	283	2,633
Credit loss expense (benefit)	(271)	2,141	(818)	(46)	(429)	1,059	1,736	3,372

September 30, 2024	$2,322	$9,781	$5,454	$2,867	$17,894	$9,492	$2,410	$50,220

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses (ACL) for off-balance sheet credit exposures for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30, 2025
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
June 30, 2025	$170	$2,207	$581	$52	$490	$174	$56	$3,730
Credit loss expense (benefit)	(9)	(174)	287	49	22	(87)	31	119
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—
September 30, 2025	$161	$2,033	$868	$101	$512	$87	$87	$3,849

	Nine Months Ended September 30, 2025
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
December 31, 2024	$147	$1,753	$486	$13	$412	$46	$43	$2,900
Credit loss expense	14	280	382	88	100	41	44	949
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—
September 30, 2025	$161	$2,033	$868	$101	$512	$87	$87	$3,849

	Three Months Ended September 30, 2024

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
June 30, 2024	$606	$1,168	$1,964	$29	$432	$7	$54	$4,260
Credit loss expense (benefit)	(10)	658	(461)	(7)	(95)	31	(16)	100
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—
September 30, 2024	$596	$1,826	$1,503	$22	$337	$38	$38	$4,360

	Nine Months Ended September 30, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
December 31, 2023	$283	$1,407	$2,841	$73	$363	$88	$55	$5,110
Credit loss expense (benefit)	313	419	(1,338)	(51)	(26)	(50)	(17)	(750)
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—
September 30, 2024	$596	$1,826	$1,503	$22	$337	$38	$38	$4,360

Credit loss expense for off-balance sheet credit exposures is included in credit loss expense on the consolidated statement of income for the three and nine months ended September 30, 2025 and 2024.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

The following tables present total loans by risk categories and gross charge-offs by year of origination as of September 30, 2025 (amounts in thousands):

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

September 30, 2025	Agricultural
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$300	$620	$64	$632	$—	$728	$5,055	$7,399
Good	1,227	733	1,005	1,206	153	52	11,501	15,877
Satisfactory	8,129	4,691	2,080	4,487	899	315	23,876	44,477
Monitor	6,456	1,620	1,401	642	412	41	20,582	31,154
Special Mention	2,988	1,424	635	1,055	102	417	6,565	13,186
Substandard	1,824	472	311	425	—	—	2,357	5,389
Total	$20,924	$9,559	$5,496	$8,446	$1,565	$1,552	$69,936	$117,482
Current-period gross write offs	$—	$35	$—	$3	$—	$—	$—	$39

	Commercial and Financial
Excellent	$318	$338	$129	$137	$60	$—	$9,709	$10,691
Good	7,501	7,990	5,917	11,067	1,680	87	20,109	54,351
Satisfactory	29,096	14,427	16,145	15,520	7,150	1,030	61,621	144,989
Monitor	14,922	12,687	7,100	8,639	2,270	78	29,899	75,595
Special Mention	2,121	4,501	2,325	590	100	1	4,652	14,290
Substandard	3,023	1,824	630	132	1,185	465	853	8,112
Total	$56,983	$41,767	$32,246	$36,086	$12,446	$1,661	$126,843	$308,028
Current-period gross write offs	$358	$616	$53	$—	$46	$—	$58	$1,132

	Real Estate: Construction, 1 to 4 Family Residential
Excellent	$—	$—	$—	$—	$—	$—	$12	$12
Good	—	1,721	—	—	—	—	13,751	15,472
Satisfactory	1,074	644	—	1,159	—	—	43,406	46,283
Monitor	986	938	—	—	—	—	18,242	20,166
Special Mention	528	—	—	—	—	—	1,569	2,097
Substandard	740	132	—	—	—	—	—	871
Total	$3,327	$3,435	$—	$1,159	$—	$—	$76,980	$84,901
Current-period gross write offs	$42	$283	$—	$—	$—	$—	$7	$332

	Real Estate: Construction, Land Development and Commercial
Excellent	$181	$—	$—	$—	$—	$135	$485	$801
Good	301	1,343	—	—	27	88	19,294	21,053
Satisfactory	21,531	10,850	1,757	2,428	3,076	131	69,392	109,165
Monitor	5,190	2,002	1,162	303	317	—	115,675	124,649
Special Mention	351	2,506	—	28	1,119	43	31,800	35,847
Substandard	424	149	216	—	—	—	—	789
Total	$27,979	$16,850	$3,136	$2,759	$4,538	$397	$236,646	$292,304
Current-period gross write offs	$8	$—	$11	$—	$—	$—	$—	$19

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Farmland
September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$1,212	$1,424	$1,620	$4,506	$1,603	$296	$65	$10,726
Good	5,742	4,476	4,358	13,649	12,578	1,633	3,249	45,685
Satisfactory	25,739	14,784	19,543	42,625	26,526	11,553	14,907	155,677
Monitor	5,695	2,209	12,026	15,110	3,321	1,859	4,132	44,352
Special Mention	1,037	—	3,137	3,319	1,432	543	3,061	12,529
Substandard	2,650	247	827	67	—	157	—	3,948
Total	$42,075	$23,140	$41,511	$79,276	$45,460	$16,041	$25,414	$272,917
Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Real Estate: Mortgage, 1 to 4 Family First Liens
Excellent	$2,822	$—	$731	$2,900	$1,618	$611	$220	$8,902
Good	12,907	9,480	10,110	14,703	5,856	13,753	4,486	71,295
Satisfactory	185,012	75,283	142,995	253,548	136,625	195,149	13,316	1,001,928
Monitor	16,423	8,392	11,440	29,706	13,526	20,676	9,820	109,983
Special Mention	1,562	3,549	4,425	11,322	5,727	7,051	1,226	34,862
Substandard	483	849	3,921	3,477	4,298	7,796	226	21,050
Total	$219,209	$97,553	$173,622	$315,656	$167,650	$245,036	$29,294	$1,248,020
Current-period gross write offs	$—	$97	$178	$108	$107	$28	$—	$518

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
Excellent	$—	$—	$—	$12	$—	$—	$143	$155
Good	21	—	—	237	—	644	3,957	4,859
Satisfactory	11,634	3,232	6,687	9,873	6,688	10,169	81,373	129,656
Monitor	300	721	418	553	573	791	2,863	6,219
Special Mention	15	113	235	406	294	190	1,111	2,364
Substandard	—	208	367	93	46	474	804	1,992
Total	$11,970	$4,274	$7,706	$11,174	$7,600	$12,269	$90,251	$145,245
Current-period gross write offs	$—	$1	$105	$21	$17	$84	$17	$245

	Real Estate: Mortgage, Multi-Family
Excellent	$5,451	$—	$—	$6,135	$5,764	$4,469	$—	$21,820
Good	7,214	442	32,689	53,649	12,150	19,215	12,826	138,185
Satisfactory	57,581	12,580	22,461	48,680	19,332	6,934	20,130	187,698
Monitor	32,233	9,191	4,109	17,879	23,242	2,318	30,069	119,041
Special Mention	1,397	1,798	2,955	6,875	8,461	1,695	1,638	24,819
Substandard	—	143	—	1,740	937	—	—	2,819
Total	$103,875	$24,154	$62,214	$134,958	$69,886	$34,631	$64,663	$494,382
Current-period gross write offs	$—	$—	$—	$100	$100	$—	$—	$200

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Commercial
September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$12,740	$1,042	$—	$—	$4,250	$94	$3,908	$22,034
Good	29,037	19,280	6,331	16,792	14,690	6,062	9,480	101,672
Satisfactory	45,464	29,360	23,060	29,917	21,744	17,737	40,223	207,505
Monitor	21,426	30,265	6,325	18,389	12,781	10,885	43,896	143,967
Special Mention	10,406	7,831	2,405	8,354	3,198	156	2	32,351
Substandard	1,582	2,053	1,797	821	1,643	2,419	295	10,611
Total	$120,654	$89,830	$39,918	$74,273	$58,305	$37,353	$97,804	$518,140
Current-period gross write offs	$162	$—	$—	$—	$735	$8	$—	$905

	Loans to Individuals
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	44	54	—	3	—	—	2	103
Satisfactory	21,089	3,814	3,963	1,705	549	113	201	31,434
Monitor	72	57	85	40	21	—	5	280
Special Mention	182	108	128	22	—	—	2	442
Substandard	10	55	36	35	76	—	—	212
Total	$21,397	$4,088	$4,212	$1,805	$646	$113	$210	$32,471
Current-period gross write offs	$889	$78	$118	$12	$—	$8	$10	$1,115

	Obligations of State and Political Subdivisions
Excellent	$—	$—	$—	$—	$—	$2,682	$—	$2,682
Good	—	—	—	—	—	15,545	3,040	18,585
Satisfactory	295	813	1,334	1,924	598	6,753	1,355	13,072
Monitor	—	433	—	762	161	2,564	2,836	6,757
Special Mention	—	—	—	308	—	447	1	755
Substandard	—	—	—	—	—	275	—	275
Total	$295	$1,246	$1,334	$2,994	$759	$28,266	$7,232	$42,126
Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Totals
Excellent	$23,024	$3,424	$2,544	$14,322	$13,295	$9,015	$19,597	$85,221
Good	63,994	45,519	60,410	111,306	47,134	57,079	101,695	487,137
Satisfactory	406,644	170,478	240,025	411,866	223,187	249,884	369,800	2,071,884
Monitor	103,703	68,515	44,066	92,023	56,624	39,212	278,019	682,163
Special Mention	20,587	21,830	16,245	32,279	20,433	10,543	51,627	173,542
Substandard	10,736	6,132	8,105	6,790	8,185	11,586	4,535	56,068
Total	$628,688	$315,898	$371,395	$668,586	$368,858	$377,319	$825,273	$3,556,016
Current-period gross write offs	$1,459	$1,110	$465	$244	$1,005	$128	$94	$4,505

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of September 30, 2025 and December 31, 2024 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
September 30, 2025
Agricultural	$511	$45	$1,046	$1,602	$31,405	$117,482	$—
Commercial and financial	1,743	580	1,379	3,702	308,990	308,028	—
Real estate:
Construction, 1 to 4 family residential	1,281	—	132	1,413	84,323	84,901	—
Construction, land development and commercial	2,130	—	—	2,130	275,946	292,304	—
Mortgage, farmland	103	138	727	968	272,054	272,917	—
Mortgage, 1 to 4 family first liens	2,147	4,399	3,373	9,919	1,211,020	1,248,020	25
Mortgage, 1 to 4 family junior liens	211	171	98	480	142,081	145,245	8
Mortgage, multi-family	3,491	708	143	4,342	489,449	494,382	—
Mortgage, commercial	1,691	261	1,915	3,867	512,183	518,140	—
Loans to individuals	239	113	—	352	33,277	32,471	—
Obligations of state and political subdivisions	—	—	—	—	42,173	42,126	—
	$13,547	$6,415	$8,813	$28,775	$3,402,901	$3,556,016	$33

December 31, 2024
Agricultural	$289	$—	$881	$1,170	$117,508	$118,678	$—
Commercial and financial	831	51	704	1,586	297,331	298,917	147
Real estate:
Construction, 1 to 4 family residential	1,803	205	714	2,722	76,729	79,451	—
Construction, land development and commercial	2,497	—	1,947	4,444	275,145	279,589	—
Mortgage, farmland	203	—	67	270	275,498	275,768	—
Mortgage, 1 to 4 family first liens	11,701	4,583	3,206	19,490	1,154,593	1,174,083	719
Mortgage, 1 to 4 family junior liens	426	75	2	503	141,047	141,550	—
Mortgage, multi-family	186	—	—	186	492,576	492,762	—
Mortgage, commercial	416	3,195	2,223	5,834	492,244	498,078	—
Loans to individuals	372	101	—	473	34,828	35,301	—
Obligations of state and political subdivisions	—	—	—	—	43,994	43,994	—
	$18,724	$8,210	$9,744	$36,678	$3,401,493	$3,438,171	$866

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Certain nonaccrual loan information by loan type at September 30, 2025 and December 31, 2024, was as follows:

	September 30, 2025		December 31, 2024
	Total Non-accrual loans	Nonaccrual with no ACL	Total Non- accrual loans	Nonaccrual with no ACL
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$1,046	$1,046	$909	$909
Commercial and financial	2,658	2,658	1,326	1,326
Real estate:
Construction, 1 to 4 family residential	686	686	714	651
Construction, land development and commercial	556	556	2,111	2,111
Mortgage, farmland	727	727	1,225	1,225
Mortgage, 1 to 4 family first liens	7,557	7,557	6,361	5,958
Mortgage, 1 to 4 family junior liens	167	167	236	236
Mortgage, multi-family	1,819	1,819	7,195	7,195
Mortgage, commercial	3,403	3,403	3,849	3,849
Loans to individuals	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—
	$18,619	$18,619	$23,926	$23,460
Loans 90 days or more past due that are still accruing interest decreased $0.83 million from December 31, 2024 to September 30, 2025. As of September 30, 2025, there were 2 accruing loans past due 90 days or more with an average loan balance of $0.02 million. There were 5 accruing loans past due 90 days or more as of December 31, 2024 with an average loan balance of $0.17 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans. There was no interest income recognized on nonaccrual loans for the nine months ended September 30, 2025 and year ended December 31, 2024.

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
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (numbers in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Three months ended September 30, 2025			Three months ended September 30, 2024
	Amortized Cost Basis		% of Total Class of Financing Receivable	Amortized Cost Basis		% of Total Class of Financing Receivable
Loan Type
Agricultural	—	None	—%	$2,403	Term extension	2.15%
Mortgage, commercial	142	Term extension	0.03%	—	None	—%
Commercial and financial	981	Term extension	0.32%	—	None	—%
Total	$1,123			$2,403

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
	Amortized Cost Basis		% of Total Class of Financing Receivable	Amortized Cost Basis		% of Total Class of Financing Receivable
Loan Type
Mortgage, farmland	$—	None	—%	$1,699	6 month payment deferral	0.62%
Construction, 1 to 4 family residential	150	Term extension	0.18%	—	None	—%
Agricultural	$—	None	—%	2,403	Term extension	2.15%
Mortgage, 1 to 4 family first liens	176	Term extension	0.01%	—	None	—%
Mortgage, commercial	142	Term extension	0.03%	426	Term extension	0.09%
Construction, land development and commercial	191	Term extension	0.07%	—	None	—%
Commercial and financial	1,737	Term extension	0.56%	662	Term extension	0.22%
Total	$2,396			$5,190

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Three months ended September 30, 2025		Three months ended September 30, 2024
Loan Type	Financial Effect	Loan Type	Financial Effect
Agricultural	None	Agricultural	Added a weighted-average 5.58 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and financial	Added a weighted-average 0.59 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Commercial and financial	None
Mortgage, commercial	Added a weighted-average 4.96 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Mortgage, commercial	None

Nine months ended September 30, 2025		Nine months ended September 30, 2024
Loan Type	Financial Effect	Loan Type	Financial Effect
Mortgage, farmland	None	Mortgage, farmland	Provided a payment deferral, which temporarily reduced monthly payment amounts for the borrowers.
Agricultural	None	Agricultural	Added a weighted-average 5.58 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Mortgage, 1 to 4 family first liens	Added a weighted-average 0.59 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Mortgage, 1 to 4 family first liens	None
Construction, 1 to 4 family residential	Added a weighted-average 0.82 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Construction, 1 to 4 family residential	None
Construction, land development and commercial	Added a weighted-average 0.92 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Construction, land development and commercial	None
Mortgage, commercial	Added a weighted-average 4.96 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Mortgage, commercial	Provided interest only payments, which temporarily reduced monthly payment amounts for the borrowers.
Commercial and financial	Added a weighted-average 1.03 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Commercial and financial	Added a weighted-average 1.63 years to the life of loans, which reduced monthly payment amounts for the borrowers.

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

There were no financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty as of September 30, 2025 and for the nine months ending September 30, 2024.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (numbers in thousands):

September 30, 2025 Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Mortgage, 1 to 4 family first liens	$176	$—	$—
Agricultural	2,574	—	—
Mortgage, commercial	142	—	—
Construction, 1 to 4 family residential	150	—	—
Construction, land development and commercial	1,563	—	—
Commercial and financial	1,737	—	—
	$6,342	$—	$—

September 30, 2024 Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Mortgage, farmland	$1,699	$—	$—
Agricultural	2,403	—	—
Mortgage, commercial	738	—	—
Commercial and financial	246	416	—
	$5,086	$416	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
September 30, 2025
Agricultural	$2,842	$—	$162	$—	$3,004	$—
Commercial and financial	4,757	—	—	—	4,757	—
Real estate:
Construction, 1 to 4 family residential	776	—	—	—	776	—
Construction, land development and commercial	1,928	—	—	—	1,928	—
Mortgage, farmland	3,263	—	—	—	3,263	—
Mortgage, 1 to 4 family first liens	7,757	—	—	—	7,757	—
Mortgage, 1 to 4 family junior liens	175	—	—	—	175	—
Mortgage, multi-family	1,819	—	—	—	1,819	—
Mortgage, commercial	4,787	—	—	—	4,787	—
Loans to individuals	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—
	$28,104	$—	$162	$—	$28,266	$—

	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
	(Amounts In Thousands)
December 31, 2024
Agricultural	$2,709	$—	$200	$—	$2,909	$—
Commercial and financial	2,370	—	26	—	2,396	—
Real estate:
Construction, 1 to 4 family residential	714	—	—	—	714	—
Construction, land development and commercial	3,502	—	—	—	3,502	—
Mortgage, farmland	3,820	—	—	—	3,820	—
Mortgage, 1 to 4 family first liens	7,080	—	—	—	7,080	30
Mortgage, 1 to 4 family junior liens	236	—	—	—	236	—
Mortgage, multi-family	7,195	—	—	—	7,195	—
Mortgage, commercial	5,451	—	—	—	5,451	—
Loans to individuals	192	—	—	—	192	192
Obligations of state and political subdivisions	—	—	—	—	—	—
	$33,269	$—	$226	$—	$33,495	$222

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The changes in the ACL in 2025 compared to December 31, 2024 is the result of the following factors: changes in the economic factors used, specifically management's Iowa unemployment forecast, resulted in increases to the ACL with Iowa unemployment increasing throughout the third quarter; increase in loan volume which resulted in an increase; changes in prepayment and curtailment rates resulting in an increase; no change in the individually analyzed loans reserve; changes in qualitative factors determined necessary by management which resulted in an increase.

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans decreased $5.23 million from December 31, 2024 to September 30, 2025.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more, and loans made to borrowers with financial difficulties. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 0.79% of loans held for investment as of September 30, 2025 and 0.97% as of December 31, 2024.  The decrease in collateral-dependent loans is due to a decrease in loans with a specific reserve of $0.19 million, a decrease in nonaccrual loans of $5.31 million and a decrease in 90 days or more accruing loans of $0.83 million from December 31, 2024 to September 30, 2025. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

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

For the three months ended September 30, 2025 and 2024 total operating lease expense was $X million and $X million respectively and for the nine months ended September 30, 2025 and 2024, total operating lease expense was $0.35 million and

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
$0.42 million respectively, and is included in occupancy expenses in the consolidated statements of income. Included in this for the nine months ended September 30, 2025 and 2024 were $0.33 million and $0.35 million, respectively, of operating lease costs, $0.01 million and $0.02 million, respectively, of short term lease costs, and $0.01 million and $0.05 million, respectively, of variable lease costs.
For the nine months ended September 30, 2025 and 2024, cash paid for amounts included in the measurement of operating lease liabilities was $0.33 million and $0.35 million, respectively.
As of September 30, 2025 and December 31, 2024, operating lease right-of-use assets included in other assets was $1.67 million and $1.87 million respectively. Operating lease liabilities included in other liabilities were $1.77 million and $1.97 million as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, the weighted average remaining lease term for operating leases was 7.19 years and 7.75 years, respectively, and the weighted average discount rate for operating leases was 3.68% and 3.68%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of September 30, 2025, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2025 (excluding the nine months ended September 30, 2025)	$83
2026	335
2027	333
2028	295
2029	172
Thereafter	812
Total lease payments	2,030
Less imputed interest	(255)
Total operating lease liabilities	$1,775

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements
The carrying value and estimated fair values of the Company's financial instruments as of September 30, 2025 are as follows:

	September 30, 2025
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$47,197	$47,197	$47,197	$—	$—
Investment securities	962,763	962,763	271,843	690,920	—
Loans held for sale	3,618	3,618	—	3,618	—
Loans, net of allowance for credit losses
Agricultural	116,697	116,901	—	—	116,901
Commercial and financial	297,123	296,411	—	—	296,411
Real estate:
Construction, 1 to 4 family residential	84,579	85,045	—	—	85,045
Construction, land development and commercial	289,691	290,016	—	—	290,016
Mortgage, farmland	269,507	262,707	—	—	262,707
Mortgage, 1 to 4 family first liens	1,225,904	1,174,470	—	—	1,174,470
Mortgage, 1 to 4 family junior liens	139,991	138,912	—	—	138,912
Mortgage, multi-family	491,157	475,030	—	—	475,030
Mortgage, commercial	508,845	498,877	—	—	498,877
Loans to individuals	31,601	30,760	—	—	30,760
Obligations of state and political subdivisions	42,114	41,405	—	—	41,405
Accrued interest receivable	25,258	25,258	—	25,258	—
Total financial instrument assets	$4,536,045	$4,449,370	$319,040	$719,796	$3,410,534
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$578,133	$578,133	$—	$578,133	$—
Interest-bearing deposits	2,800,134	2,802,364	—	2,802,364	—
Other short-term borrowings	588,740	588,758	—	588,758	—
Federal Home Loan Bank borrowings	76,583	76,658	—	76,658	—
Accrued interest payable	3,658	3,658	—	3,658	—
Total financial instrument liabilities	$4,047,248	$4,049,571	$—	$4,049,571	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$668,235	$—	$—	$—	$—
Letters of credit	12,632	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$680,867	$—	$—	$—	$—
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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable. Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the nine months ended September 30, 2025. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.
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

	September 30, 2025
Assets	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$271,843	$—	$—	$271,843
State and political subdivisions	—	407,046	—	407,046
Mortgage-backed securities and collateralized mortgage obligations	—	279,050	—	279,050
Other securities (FHLB, FHLMC, FNMA and SBA)	—	4,824	—	4,824
Total	$271,843	$690,920	$—	$962,763
Liabilities
Interest rate swaps	$—	$—	$—	$—

	December 31, 2024
Assets	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$288,462	$—	$—	$288,462
State and political subdivisions	—	362,736	—	362,736
Mortgage-backed securities and collateralized mortgage obligations	—	278,090	—	278,090
Other securities (FHLB, FHLMC and FNMA)	—	14,848	—	14,848
Total	$288,462	$655,674	$—	$944,136
Liabilities
Interest rate swaps	$—	$93	$—	$93
 Considered Level 1 under ASC 820.
(1)Considered Level 2 under ASC 820.
(2)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2025 and the year ended December 31, 2024.

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

	September 30, 2025
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$103	$103
Commercial and financial	—	—	1,152	1,152
Real Estate:
Construction, 1 to 4 family residential	—	—	72	72
Construction, land development and commercial	—	—	—	—
Mortgage, farmland	—	—	—	—
Mortgage, 1 to 4 family first liens	—	—	2,080	2,080
Mortgage, 1 to 4 family junior liens	—	—	43	43
Mortgage, multi-family	—	—	—	—
Mortgage, commercial	—	—	1,619	1,619
Loans to individuals	—	—	—	—
Foreclosed assets (5)	—	—	—	—
Total	$—	$—	$5,069	$5,069

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8.Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  On August 9, 2022, the Company’s Board of Directors authorized the expansion of the 2005 Stock Repurchase Program to allow an additional 750,000 shares for repurchase and the continuation through December 31, 2027. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,962,471 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2025.  Of these 1,962,471 shares, 46,055 shares were purchased during the quarter ended September 30, 2025, at an average price per share of $78.17.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk:  The Company’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Company's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $155.93 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn, Washington and Iowa Counties, Iowa.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Company’s commitments at September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$90,153	$84,715
Credit cards	79,584	76,671
Commercial, real estate and home construction	180,413	153,208
Commercial lines and real estate purchase loans	318,085	272,181
Outstanding letters of credit	12,632	13,867

Note 10.Income Taxes

Federal income tax expense for the nine months ended September 30, 2025 and 2024 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2024, 2023, and 2022 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2024, 2023, and 2022 remain open for examination.  There were no material unrecognized tax benefits at September 30, 2025  and December 31, 2024 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of September 30, 2025, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending September 30, 2026. Income taxes as a percentage of income before taxes were 20.10% for the nine months ended September 30, 2025 and 20.92% for the same period in 2024.

Note 11.Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate and market or liquidity risks. Derivative instruments are recognized as

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value. The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties. The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions. The Bank has not experienced any losses from nonperformance by counterparties. The Bank monitors counterparty risk in accordance with the provisions of ASC 815. In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. The Bank entered into one interest rate swap agreement in November 2023 and was required to pledge a US Treasury in the amount of none and $250 thousand of collateral as of September 30, 2025 and December 31, 2024, respectively, due to the agreement expiring May 15, 2025.

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

The table below identifies the balance sheet category and fair value of the Bank’s derivative instrument designated as a cash flow hedge as of September 30, 2025 and December 31, 2024:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
September 30, 2025
Interest rate swap	$—	$—	N/A	5/15/2025

December 31, 2024
Interest rate swap	$42,150	$(93)	Other Liabilities	5/15/2025

The table below identifies the gains and losses recognized on the Bank’s derivative instrument designated as cash flow hedges for the nine months ended September 30, 2025 and year ended December 31, 2024:

	Recognized in Other Comprehensive Income (Loss)	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)

September 30, 2025
Interest rate swap	$71	Interest Expense	$—	Other Income	$—

December 31, 2024
Interest rate swap	$106	Interest Expense	$—	Other Income	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12.     Borrowings

The following table sets forth selected information for borrowings as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(Amounts In Thousands)
Federal funds purchased, FHLB, interest rate 2025 4.33%; 2024 4.62%	$588,740	$437,636
Bank Term Funding Program, interest rates 2024 4.76%	—	109,000
	$588,740	$546,636

Federal Home Loan Bank borrowings
Due 2025, 4.97%	$12,000	$87,050
Due 2027, 3.87% to 4.58%	40,000	40,000
Due 2030, 4.06%	24,583	—
	$76,583	$127,050

The Company has federal funds lines available totaling $175.00 million from multiple correspondent banking relationships as of September 30, 2025 and December 31, 2024 that is secured by available for sale securities.

The Company also has availability to borrow from the Federal Reserve Bank Discount Window of $100 million as of September 30, 2025 and December 31, 2024 that is secured by available for sale securities.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $32.70 million and $28.02 million at September 30, 2025 and December 31, 2024, respectively.  Collateral is provided by the Company’s 1 to 4 family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The Company has the ability to borrow against 1-4 family first mortgages, agricultural real estate, commercial real estate and multi-family loans totaling $1,050.77 million and $996.70 million as of September 30, 2025 and December 31, 2024, respectively.

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

Economic Environment

Economic data for the third quarter from the Midwest, as reported in the Federal Reserve System’s “Beige Book,” shows flat employment in the region over the most recently completed period, with slight decrease anticipated by employers operating in the region over the next 12 months, with the manufacturing sector continuing to experience the most difficulty in filling open positions. Prices rose modestly in the Midwest in late August and September, with a similar pace of growth anticipated over the next 12 months. The manufacturing sector in particular faces heightened uncertainty about both input costs and selling prices attributed primarily to uncertainties surrounding changing tariff policies. In the retail sector, retailers are trying to hold off passing tariff-related cost increases on to consumers for as long as possible, though several smaller retailers reported already raising prices because of tariffs. Despite this outlook, consumer spending increased modestly over the reporting period, continuing the growth from earlier in the year from consumers hoping to buy ahead of the increase in costs on higher ticket consumer goods anticipated for later in the year. Conversely, business spending declined slightly in late August and September, with many sectors anticipating hesitancy in capital purchases over the foreseeable future due to increased uncertainty surrounding tariffs and the economic outlook. On the agricultural front, income expectations from growers and other producers for 2025 have remained largely unchanged for the remainder of 2025. However, increased concerns about higher input costs for 2026 and lack of clarity on the economic outlook was negatively impacting capital investment.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, Washington and Williamsburg, Iowa.  At September 30, 2025, the Bank has nineteen full-service locations.

Net income for the nine month period ended September 30, 2025 was $45.99 million compared to $36.58 million for the same nine months of 2024, an increase of $9.41 million or 25.72%.  The principal factors in the increase in net income for the first nine months of 2025 were an increase in net interest income of $24.62 million offset by an increase in credit loss expense of $8.36 million, a decrease in noninterest income of $2.05 million primarily due to a loss on sale of securities, and an increase in noninterest expenses of 2.91 million.

The Company achieved a return on average assets of 1.26% and a return on average equity of 11.42% for the twelve months ended September 30, 2025, compared to the twelve months ended September 30, 2024, which were 1.01% and 9.33%, respectively. The return on average assets and return on average equity for the nine months ended September 30, 2025 were 1.35% and 7.91%, respectively, compared to the nine months ended September 30, 2024, which were 1.12% and 10.35%, respectively.  Dividends of $1.15 per share were paid in January 2025 to 2,681 shareholders.  The dividend paid in January 2024 was $1.10 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.41% for the nine months ended September 30, 2025 compared to 2.74% for the same nine months of 2024.  Average earning assets were $4.444 billion year to date in 2025 and $4.257 billion in 2024.

Highlights noted on the balance sheet as of September 30, 2025 for the Company included the following:

•Total assets were $4.653 billion, an increase of $65.23 million since December 31, 2024.
•Cash and cash equivalents were $47.20 million, a decrease of $76.20 million since December 31, 2024 reflecting the growth in loans since December 31, 2024.
•Net loans were $3.501 billion, an increase of $109.34 million since December 31, 2024, primarily due to increases in the following loan segments: commercial and financial, 1 to 4 family first lien mortgages, 1 to 4 family junior lien mortgages and commercial real estate mortgages. Loans held for sale decreased $0.35 million since December 31, 2024.
•Deposits increased $32.13 million since December 31, 2024.

Refer to Note 7 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION

Financial Condition

Loan demand has stabilized and grown through the first three quarters of 2025 and loan demand is expected to remain consistent throughout the remainder of 2025.

The following table sets forth the composition of the loan portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$117,482	3.30%	$118,678	3.45%
Commercial and financial	308,028	8.66	298,917	8.69
Real estate:
Construction, 1 to 4 family residential	84,901	2.39	79,451	2.31
Construction, land development and commercial	292,304	8.22	279,589	8.13
Mortgage, farmland	272,917	7.67	275,768	8.02
Mortgage, 1 to 4 family first liens	1,248,020	35.10	1,174,083	34.15
Mortgage, 1 to 4 family junior liens	145,245	4.08	141,550	4.12
Mortgage, multi-family	494,382	13.90	492,762	14.33
Mortgage, commercial	518,140	14.57	498,078	14.49
Loans to individuals	32,471	0.91	35,301	1.03
Obligations of state and political subdivisions	42,126	1.18	43,994	1.28
	$3,556,016	100.00%	$3,438,171	100.00%
Net unamortized fees and costs	290		290
	$3,556,306		$3,438,461
Less allowance for credit losses	59,097		50,940
	$3,497,209		$3,387,521

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

The following table presents the allowance for credit losses as of September 30, 2025 and December 31, 2024 by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans:

	September 30, 2025			December 31, 2024
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$785	1.33%	3.30%	$674	1.32%	3.45%
Commercial and financial	10,905	18.45	8.66	10,217	20.06	8.69
Real estate:
Construction, 1 to 4 family residential	322	0.54	2.39	280	0.55	2.31
Construction, land development and commercial	2,613	4.42	8.22	2,113	4.15	8.13
Mortgage, farmland	3,410	5.77	7.67	3,252	6.38	8.02
Mortgage, 1 to 4 family first liens	22,406	37.92	35.10	18,210	35.75	34.15
Mortgage, 1 to 4 family junior liens	5,254	8.89	4.08	4,719	9.26	4.12
Mortgage, multi-family	3,225	5.46	13.90	2,828	5.55	14.33
Mortgage, commercial	9,294	15.73	14.57	7,525	14.77	14.49
Loans to individuals	871	1.47	0.91	1,109	2.18	1.03
Obligations of state and political subdivisions	12	0.02	1.18	13	0.03	1.28
	$59,097	100.00%	100.00%	$50,940	100.00%	100.00%

The allowance for credit losses (ACL) totaled $59.10 million at September 30, 2025 compared to the allowance of $50.94 million at December 31, 2024. The percentage of the allowance to outstanding loans was 1.66% and 1.48% at September 30, 2025 and December 31, 2024, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding. The changes in the ACL in 2025 compared to December 31, 2024 is the result of the following factors: changes in the economic factors used, specifically management's Iowa unemployment forecast which resulted in an increase, increase in loan volume which resulted in an increase; changes in prepayment and curtailment rates resulting in an increase; no change in the

Index

HILLS BANCORPORATION
individually analyzed loans reserve; changes in qualitative factors determined necessary by management which resulted in an increase, and an increase due to net charge-offs, primarily in the first and third quarters, leading to higher loss rates.

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

Management has determined that the allowance for credit losses was adequate at September 30, 2025, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry data. This review encompasses levels of total collateral-dependent loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Investment securities available for sale held by the Company increased by $18.63 million from December 31, 2024 to September 30, 2025.  The fair value of securities available for sale was $12.06 million less than the amortized cost of such securities as of September 30, 2025. At December 31, 2024, the fair value of the securities available for sale was $35.72 million less than the amortized cost of such securities.

Deposits increased $32.13 million in the first nine months of 2025. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $35.07 million as of September 30, 2025 with an average rate of 4.51%.  Brokered deposits were $34.75 million as of December 31, 2024 with an average interest rate of 4.51%. As of September 30, 2025 and December 31, 2024, brokered deposits were 1.04% and 1.04% of total deposits, respectively.

There were $76.58 million and $127.05 million of Federal Home Loan Bank (FHLB) borrowings as of September 30, 2025 and December 31, 2024, respectively. There were $588.74 million of Federal Funds purchased as of September 30, 2025 and $437.64 million as of December 31, 2024. Total funds purchased from the Bank Term Funding program was none as of September 30, 2025, and $109.00 million as of December 31, 2024. It is expected that the FHLB and Federal Funds funding sources will be considered in the future if loan growth exceeds core deposit increases and the interest rates on funds borrowed from the FHLB and Federal Funds are favorable compared to other funding alternatives.

Dividends and Equity

In January 2025, Hills Bancorporation paid a dividend of $10.32 million or $1.15 per share.  The dividend paid in January 2024 was $1.10 per share. After payment of the dividend and the adjustment for accumulated other comprehensive income (loss), stockholders’ equity as of September 30, 2025 totaled $531.23 million.

The Company elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Company is required to maintain a CBLR of greater than 9%, as measured by dividing the Bank's Tier 1 capital by its average total consolidated assets. As of September 30, 2025 and December 31, 2024, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of September 30, 2025 and December 31, 2024 are presented below (amounts in thousands):

Index

HILLS BANCORPORATION

	Actual
	Amount of Tier 1 Capital	Ratio
As of September 30, 2025:
Company:
Community Bank Leverage ratio	$591,071	12.82%

Bank:
Community Bank Leverage ratio	590,905	12.82

	Actual
	Amount of Tier 1 Capital	Ratio
As of December 31, 2024:
Company:
Community Bank Leverage ratio	$565,744	12.69%

Bank:
Community Bank Leverage ratio	566,359	12.71

Index

HILLS BANCORPORATION
Discussion of operations for the nine months ended September 30, 2025 and 2024

Net Income Overview
Total net income was $45.99 million in 2025 and $36.58 million in the comparable period in 2024, an increase of $9.41 million or 25.72%.  The change in net income in 2025 from the first nine months of 2024 was primarily the result of the following:

•Net interest income before credit loss expense increased by $24.62 million or 28.93%.
•For the nine months ended September 30, 2025, credit loss expense was $10.98 million. This represents an increase in expense of $8.36 million from the credit loss expense of $2.62 million for the nine months ended September 30, 2024.
•Noninterest income decreased by $2.05 million, or 8.92%.
•Noninterest expenses increased by $2.91 million, or 4.92%.
For the nine month period ended September 30, 2025 and September 30, 2024 basic earnings per share was $5.17 and $4.03, respectively. Diluted earnings per share was $5.16 for the nine months ended September 30, 2025 compared to $4.03 for the same period in 2024.

The Company’s net income for the period was driven primarily by three primary factors.  The first factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Company's earnings assets.  Net interest income of $109.71 million for the first nine months of 2025 was derived from the Company’s $4.444 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.41%.  Average earning assets in the nine months ended September 30, 2024 were $4.257 billion and the tax-equivalent net interest margin was 2.74%. Net interest income for the Company increased primarily as a result of increased interest income from higher interest rates on real estate and commercial loans and investments as well as higher volume of investments. Also, overall interest expense was slightly lower than the same period in 2024 due to favorable rate variances. The Company expects net interest margin compression to impact earnings for the foreseeable future due to competition for loans and deposits. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets, increasing yield on loans and the ongoing interest rate stance of the Federal Reserve Board.

The second factor is credit loss expense. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $3.501 billion at September 30, 2025. Credit loss expense was $10.98 million in 2025 compared to $2.62 million in 2024. The increase in expense when compared to the same period in 2024 is primarily attributable to the following: changes in the economic factors used, specifically management's Iowa unemployment forecast which resulted in an increase, increase in loan volume which resulted in an increase; changes in prepayment and curtailment rates resulting in an increase; no change in the individually analyzed loans reserve; changes in qualitative factors determined necessary by management which resulted in an increase, and an increase due to net charge-offs, primarily in the first and third quarters, leading to higher loss rates.The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions and asset quality.

The third factor affecting the Company’s net income is noninterest income, primarily the increase in trust fees and other noninterest income. Trust fees were $12.54 million and $11.23 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of 11.71%. This is primarily driven by the increase in assets under management of $0.270 billion from $2.955 billion as of September 30, 2024 to $3.225 billion as of September 30, 2025 with increased market activity and performance compared to the prior year period. Additionally, the Company recognized $4.29 million and $0 of loss on sale of investment securities for the nine months ended September 30, 2025 and 2024, respectively. Other noninterest income was $1.69 million and $0.36 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of 374.44%, primarily due to incentive and marketing bonuses from the VISA payment network growth agreement.

Index

HILLS BANCORPORATION

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning assets over the interest expense of the interest-bearing liabilities. Net interest income on a tax equivalent basis increased $25.70 million for the nine months ended September 30, 2025 compared to the comparable period in 2024. The increase was primarily as a result of increased interest income from higher interest rates on real estate and commercial loans and investments as well as higher volume of loans and investments. Also, overall interest expense was slightly lower than the same period in 2024 due to favorable rate variances. The net interest margin for the first nine months of 2025 was 3.41% compared to 2.74% in 2024 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2025 compared to the comparable period in 2024 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$49,908	0.38%	$1,789	$9,506	11,295
Taxable securities	61,252	1.85	4,257	5,152	9,409
Nontaxable securities	91,327	0.56	2,324	1,672	3,996
Interest-bearing bank balances	(16,084)	(1.56)	(721)	(137)	(858)
	$186,403		$7,649	$16,193	$23,842

Interest expense:
Interest-bearing demand deposits	$(13,970)	(0.16)%	$195	$1,073	$1,268
Savings deposits	90,605	0.28	(2,145)	(645)	(2,790)
Time deposits	(29,025)	(0.60)	989	3,939	4,928
Other short-term borrowings	(52,447)	(0.47)	938	1,957	2,895
FHLB Borrowings	168,628	(0.86)	(6,836)	2,391	(4,445)
	$163,791		$(6,859)	$8,715	$1,856
Change in net interest income			$790	$24,908	$25,698

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2025	2024
Yield on average interest-earning assets	5.31%	4.78%
Rate on average interest-bearing liabilities	2.49	2.68
Net interest spread	2.82%	2.10%
Effect of noninterest-bearing funds	0.59	0.64
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	3.41%	2.74%

Index

HILLS BANCORPORATION
In pricing loans and deposits, the Company considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met six times during the first nine months of 2025.  The federal funds target rate decreased to 4.25% as of September 30, 2025 from 5.00% as of the same period in 2024.  Interest rates on loans are generally affected by the federal funds target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of September 30, 2025, the rate indexes for the one, three and five year indexes were 3.65%, 3.63% and 3.74%, respectively.  The one year index decreased 6.41% from 3.90% at September 30, 2024, the three year index increased 4.01% and the five year index increased 6.86%.  The three year index was 3.49% and the five year index was 3.50% at September 30, 2024.

Credit Loss Expense

Credit loss expense was $10.98 million for the nine months ended September 30, 2025 compared to $2.62 million in 2024, an increase of expense of $8.36 million.  Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Company's loan portfolio.

A significant component of the Company's approach to estimating expected credit losses are economic forecasts such as Iowa unemployment and National real gross domestic product (National GDP). For the allowance for credit losses as of September 30, 2025, the key loss drivers were Iowa unemployment and National GDP. The increase in expense when compared to the same period in 2024 is primarily attributable to the following: changes in the economic factors used, specifically management's Iowa unemployment forecast which resulted in an increase, increase in loan volume which resulted in an increase; changes in prepayment and curtailment rates resulting in an increase; no change in the individually analyzed loans reserve; changes in qualitative factors determined necessary by management which resulted in an increase, and an increase due to net charge-offs, primarily in the first and third quarters, leading to higher loss rates.The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions and asset quality.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented.  For the nine months ended September 30, 2025 and 2024, recoveries were $2.63 million and $2.63 million, respectively; and charge-offs were $4.51 million in 2025 and $5.20 million in 2024.  The allowance for credit losses totaled $59.10 million at September 30, 2025 compared to $50.94 million as of December 31, 2024. The allowance represented 1.66% and 1.48% of loans held for investment at September 30, 2025 and December 31, 2024.

Noninterest Income

The following table sets forth the various categories of noninterest income for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$1,113	$1,774	$(661)	(37.26)%
Trust fees	12,543	11,228	1,315	11.71
Service charges and fees	9,851	9,590	261	2.72
Other noninterest income	1,689	356	1,333	374.44
Loss on sale of investment securities	(4,294)	—	(4,294)	—
	$20,902	$22,948	$(2,046)	(8.92)
Trust fees were $12.54 million and $11.23 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of 11.71%. This is primarily driven by the increase in assets under management of $0.270 billion from $2.955 billion as of September 30, 2024 to $3.225 billion as of September 30, 2025 with increased market activity and performance compared to the prior year period.

Other noninterest income was $0.49 million and $0.36 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of 374.44%, primarily due to annual incentive and marketing bonuses from the VISA payment network growth agreement.

Index

HILLS BANCORPORATION

Net gain on sale of loans was $1.11 million and $1.77 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of 37.26%. This is primarily driven by decreased activity compared to the same period in 2024.

During the quarter, the Company sold available-for-sale securities generating total sales proceeds of $39.73 million. These transactions resulted in gross realized losses of $4.29 million, reflecting market conditions and strategic portfolio repositioning efforts to increase average yield on the securities portfolio.

Other noninterest income categories experienced marginal period-to-period fluctuations for the nine months ended September 30, 2025.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$33,951	$33,295	$656	1.97%
Occupancy	3,347	3,226	121	3.75
Furniture and equipment	5,504	5,046	458	9.08
Office supplies and postage	1,538	1,517	21	1.38
Advertising and business development	2,293	2,080	213	10.24
Outside services	11,581	10,278	1,303	12.68
FDIC insurance assessment	1,506	1,440	66	4.58
Other noninterest expense	2,349	2,279	70	3.07
	$62,069	$59,161	$2,908	4.92

In the nine months ended September 30, 2025, outside services expense increased $1.30 million due to an increase in professional fees of $0.46 million from increased audit, legal and other professional expenses and OREO related loss and expenses of $0.43 million from increased OREO volume compared to the same period in 2024.

Other noninterest expense categories experienced marginal period-to-periods fluctuations for the nine months ended September 30, 2025.

Index

HILLS BANCORPORATION
Discussion of operations for the three months ended September 30, 2025 and 2024

Net Income Overview

Net income increased $0.74 million for the three months ended September 30, 2025 compared to the same period in 2024.  Total net income was $12.91 million in 2025 and $12.17 million in the comparable period in 2024, an increase of 6.04%.  For the three month periods ended September 30, 2025 and 2024 basic earnings per share was $1.46 and $1.35, respectively. Diluted earnings per share was $1.46 for the three months ended September 30, 2025 compared to $1.35 for the same period in 2024.

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. Net interest income on a tax equivalent basis increased $9.92 million for the three months ended September 30, 2025 compared to the comparable period in 2024. The increase was a result of higher loan and investments volume and interest rates as well as favorable rates on time deposits and borrowings. The net interest margin for the three months ended September 30, 2025 was 3.54% compared to 2.82% in 2024 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2025 compared to the comparable period in 2024 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$98,799	0.40%	$1,350	$3,441	$4,791
Taxable securities	64,516	1.79	1,542	1,608	3,150
Nontaxable securities	81,839	0.49	731	473	1,204
Interest-bearing bank balances	(18,686)	(1.72)	(277)	(29)	(306)
	$226,468		$3,346	$5,493	$8,839

Interest expense:
Interest-bearing demand deposits	$(62,212)	(0.35)%	$256	$744	$1,000
Savings deposits	126,112	0.40	(878)	(339)	(1,217)
Time deposits	(68,012)	(0.91)	711	2,117	2,828
Other short-term borrowings	40,992	(0.44)	(1,031)	915	(116)
FHLB Borrowings	153,788	(0.63)	(2,031)	620	(1,411)
	$190,668		$(2,973)	$4,057	$1,084
Change in net interest income			$373	$9,550	$9,923

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2025	2024
Yield on average interest-earning assets	5.44%	4.90%
Rate on average interest-bearing liabilities	2.48	2.73
Net interest spread	2.96%	2.17%
Effect of noninterest-bearing funds	0.58	0.65
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	3.54%	2.82%

Credit Loss Expense

Credit loss expense was $5.98 million for the three months ended September 30, 2025 compared to a credit loss expense of $2.31 million in 2024, an increase of expense of $3.67 million. The increase in credit loss expense compared to the prior year period is primarily due to shifts in economic factors, including Iowa unemployment increasing, loan volume increasing increases due to qualitative factors, and smaller changes from prepayment and curtailment rates. Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented.  For the three months ended September 30, 2025 and 2024, recoveries were $1.03 million and $0.89 million, respectively; and charge-offs were $1.81 million in 2025 and $2.61 million in 2024.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$410	$732	$(322)	(43.99)%
Trust fees	4,238	3,842	396	10.31
Service charges and fees	3,403	3,242	161	4.97
Other noninterest income	490	64	426	665.63
Gain on sale of investment securities	(4,294)	—	(4,294)	—
	$4,247	$7,880	$(3,633)	(46.10)

Net gain on sale of loans were $0.41 million and $0.73 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of 43.99%. This is primarily driven by decreased activity compared to the same period in 2024.

Trust fees were $4.24 million and $3.84 million for the three months ended September 30, 2025 and 2024, respectively, an increase of 10.31%. This is primarily driven by the increase in assets under management of $0.270 billion from $2.955 billion as of September 30, 2024 to $3.225 billion as of September 30, 2025.

Other noninterest income was $1.69 million and $0.06 million for the three months ended September 30, 2025 and 2024, respectively, an increase of 665.63%, primarily due to annual incentive and marketing bonuses from the VISA payment network growth agreement.

Other noninterest income categories for the three months ended September 30, 2025 experienced marginal period-to-period fluctuations.

Index

HILLS BANCORPORATION
Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$11,335	$11,045	$290	2.63%
Occupancy	1,111	1,147	(36)	(3.14)
Furniture and equipment	1,909	1,680	229	13.63
Office supplies and postage	563	561	2	0.36
Advertising and business development	658	639	19	2.97
Outside services	3,779	3,517	262	7.45
FDIC insurance assessment	497	473	24	5.07
Other noninterest expense	772	569	203	35.68
	$20,624	$19,631	$993	5.06

In the three months ended September 30, 2025, noninterest expense includes salaries and employee benefits which increase $0.29 million as a result of higher headcount, outside services expense which increased $0.26 million due to an increase in professional fees of $0.11 million from increased audit, legal and other professional expenses and OREO related loss and expenses of $0.33 million from increased OREO volume compared to the same period in 2024.

Other noninterest expense categories experienced marginal period-to-periods fluctuations for the three months ended September 30, 2025.

Index

HILLS BANCORPORATION

Income Taxes

Federal and state income tax expenses were $11.57 million and $9.68 million for the nine months ended September 30, 2025 and 2024, respectively. Income taxes as a percentage of income before taxes were 20.10% in 2025 and 20.92% in 2024.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 20.69% of the Company’s total assets at September 30, 2025 compared to 20.58% at December 31, 2024. As of September 30, 2025, investment securities with a carrying value of $137.13 million were pledged to collateralize public and trust deposits and other borrowings.  As of December 31, 2024, investment securities with a carrying value of $250.65 million were pledged.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  Deposit inflows and outflows can vary widely based on prevailing market interest rates, competition, economic conditions, our business customers' liquidity needs and by recent developments in the financial services industry. Uninsured deposits as of September 30, 2025 and December 31, 2024 were approximately $807.20 million and $719.62 million, respectively, which comprised 23.89% and 21.51% of total deposits.

As of September 30, 2025, the Company had $76.58 million of outstanding borrowings from the Federal Home Loan Bank (“FHLB”) of Des Moines compared to $127.05 million as of December 31, 2024.  The Company had $588.74 million Fed Funds purchased as of September 30, 2025 compared to $546.64 million of Fed Funds purchased as of December 31, 2024. The Company had no Bank Term Funding Program borrowings as of September 30, 2025 and $109.00 million as of December 31, 2024. These borrowings are used as a means of providing both long and short-term funding for certain assets and for managing interest rate risk.

The Company had additional borrowing capacity available from the FHLB of approximately $974.18 million at September 30, 2025. As additional sources of liquidity, the Company has the ability to borrow up to $100.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $175.00 million. The borrowings under these credit lines would be secured by the Company’s investment securities.  In addition, the Company has the option of issuing short-, medium-, and long-term debt, should the Company decide to do so. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities, positive cash flows from operations, and both additional borrowing and brokered deposits capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2025.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses in internal control over financial reporting initially identified in “Management’s Report on Internal Control over Financial Reporting” for the year ended December 31, 2024, and described below, the Company's disclosure controls and procedures were not effective as of September 30, 2025. Material weaknesses in internal controls over financial reporting, which impacted managements' determination regarding the Company's disclosure controls and procedures, were identified in the following areas:

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

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended September 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 to July 31	27,124	$77.00	27,124	306,458
August 1 to August 31	3,856	79.27	3,856	302,602
September 1 to September 30	15,075	80.00	15,075	287,527
Total	46,055	$78.17	46,055	287,527

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

HILLS BANCORPORATION

Date:	November 10, 2025	By: /s/ Lisa A. Shileny
Lisa A. Shileny, Director, President and Chief Executive Officer

Date:	November 10, 2025	By: /s/ Anthony V. Roetlin
Anthony V. Roetlin, Treasurer, Chief Financial Officer and Chief Accounting Officer