Form 10-Q/A
period 2025-09-30
HILLS BANCORPORATION
filed 2025-11-14
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___________ to ___________
Commission file number:  0-12668
Hills Bancorporation

(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.
Iowa	42-1208067

131 MAIN STREET, HILLS, Iowa 52235

Telephone number: (319) 679-2291

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		October 31, 2025

Common Stock	No par value	8,795,437

Explanatory Note

Hills Bancorporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2025, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 10, 2025 (the “Original Form 10-Q”) for the reasons described below.

Background

As previously disclosed in the Company’s Form 12b-25, on November 10, 2025 the Company filed its Quarterly Report on Form 10-Q for the period ended September 30, 2025 and inadvertently uploaded to EDGAR an earlier draft version of the report and not management’s final version of the report. This report on Form 10-Q/A contains the correct version of the report that the Company intended to file in the Original Form 10-Q. Additionally, the Company’s independent registered public accounting firm had not completed its review at the time of the Company filing the Original Form 10-Q.

In light of the Company’s failure to confirm that its independent registered public accounting firm had completed its review, management reassessed the Company’s internal control procedures over the Company’s filings of Quarterly Reports on Form 10-Q and has implemented a new internal control procedure to verify that the Company’s independent registered public accounting firm has completed its review prior to the Company filing a Quarterly Report on Form 10-Q. Furthermore, the Company is amending and restating Part I, Item 4 (Controls and Procedures) in this Form 10-Q/A to update its conclusions regarding the ineffectiveness of its disclosure controls and procedures and its internal control over financial reporting as of September 30, 2025 as a result of this matter.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is also including with this Form 10-Q/A certifications of the Company’s principal executive officer and principal financial officer (included in Part II, Item 6. “Exhibits” and attached as Exhibits 31 and 32).

Except as described above, no other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not materially modify, amend or update in any way any of the financial or other information contained in the Original Form 10-Q.

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

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

Nine Months Ended September 30, 2025 and 2024
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2023	$63,827	$541,329	$(27,176)	$(62,841)	$(44,853)	$470,286
Issuance of 7,496 shares of common stock	301	—	—	206	—	507
Issuance of 4,556 shares of common stock under the employee stock purchase plan	278	—	—	—	—	278
Unearned restricted stock compensation	431	—	—	—	—	431
Forfeiture of 2,126 shares of common stock	(147)	—	—	—	—	(147)
Share-based compensation	18	—	—	—	—	18
Change related to ESOP shares	—	—	—	—	(1,852)	(1,852)
Net income	—	36,582	—	—	—	36,582
Cash dividends ($1.10 per share)	—	(10,051)	—	—	—	(10,051)
Purchase of 162,782 shares of common stock	—	—	—	(11,119)	—	(11,119)
Other comprehensive income	—	—	9,224	—	—	9,224
Balance, September 30, 2024	$64,708	$567,860	$(17,952)	$(73,754)	$(46,705)	$494,157

Balance, December 31, 2024	$64,644	$578,882	$(27,300)	$(75,282)	$(48,257)	$492,687
Issuance of 10,590 shares of common stock	496	—	—	302	—	798
Issuance of 3,938 shares of common stock under the employee stock purchase plan	265	—	—	—	—	265
Unearned restricted stock compensation	334	—	—	—	—	334
Forfeiture of 9,896 shares of common stock	(649)	—	—	—	—	(649)
Share-based compensation	24	—	—	—	—	24
Change related to ESOP shares	—	—	—	—	(4,890)	(4,890)
Net income	—	45,990	—	—	—	45,990
Cash dividends ($1.15 per share)	—	(10,316)	—	—	—	(10,316)
Purchase of 146,355 shares of common stock	—	—	—	(11,119)	—	(11,119)
Other comprehensive income	—	—	18,105	—	—	18,105
Balance, September 30, 2025	$65,114	$614,556	$(9,195)	$(86,099)	$(53,147)	$531,229

 See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$45,990	$36,582
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,810	1,641
Credit loss expense	10,982	2,622
Loss on sale of investment securities available for sale	4,294	—
Forfeiture of common stock	(649)	(147)
Share-based compensation	24	18
Compensation expensed through issuance of common stock	798	507
Provision for deferred income taxes	(9,511)	(290)
Net loss (gain) on sale of other real estate owned and other repossessed assets	313	(121)
Loss from equity method investments	334	—
Increase in accrued interest receivable	(3,855)	(2,747)
Accretion of discount on investment securities, net	(2,232)	(568)
Increase in other assets	(1,379)	(2,182)
Amortization of operating lease right-of-use assets	198	193
Amortization of tax credit real estate investments	1,239	—
Increase (decrease) in accrued interest payable and other liabilities	(2,499)	14,558
Loans originated for sale	(118,378)	(170,203)
Proceeds on sales of loans	119,844	166,237
Net gain on sales of loans	(1,113)	(1,774)
Net cash and cash equivalents provided by operating activities	$46,210	$44,326

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$143,760	$187,897
Proceeds from sales of investment securities available for sale	39,726	—
Purchases of investment securities available for sale	(180,518)	(285,375)
Proceeds from sale of stock of Federal Home Loan Bank	41,986	19,437
Purchases of stock of Federal Home Loan Bank	(46,660)	(17,962)
Loans made to customers, net of collections	(120,216)	14,592
Proceeds on sale of other real estate owned and other repossessed assets	1,216	304
Purchases of property and equipment	(1,884)	(2,925)
Investment in tax credit real estate	(2,423)	(2,376)
Net changes from tax credit real estate investment	—	1,026
Net cash and cash equivalents used in investing activities	$(125,013)	$(85,382)

Cash Flows from Financing Activities
Net increase in deposits	$32,134	$94,328
Net increase in other short-term borrowings	42,104	132,746
Principal payments on short-term FHLB borrowings	(805,059)	—
Proceeds from the issuance of short-term FHLB borrowings	762,909	—
Principal payments on long-term FHLB borrowings	(313,317)	(255,224)
Proceeds from the issuance of long-term FHLB borrowings	305,000	84,900
Purchase of common stock	(11,119)	(11,119)
Proceeds from the issuance of common stock through the employee stock purchase plan	265	278
Dividends paid	(10,316)	(10,051)
Net cash and cash equivalents provided by financing activities	$2,601	$35,858

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

The following tables present total loans by risk categories and gross charge-offs by year of origination as of September 30, 2025 (amounts in thousands):

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

September 30, 2025	Agricultural
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$300	$620	$64	$632	$—	$728	$5,055	$7,399
Good	1,227	733	1,005	1,206	153	52	11,501	15,877
Satisfactory	8,129	4,691	2,080	4,487	899	315	23,876	44,477
Monitor	6,456	1,620	1,401	642	412	41	20,582	31,154
Special Mention	2,988	1,424	635	1,055	102	417	6,565	13,186
Substandard	1,824	472	311	425	—	—	2,357	5,389
Total	$20,924	$9,560	$5,496	$8,447	$1,566	$1,553	$69,936	$117,482
Current-period gross write offs	$—	$35	$—	$3	$—	$—	$—	$39

	Commercial and Financial
Excellent	$318	$338	$129	$137	$60	$—	$9,709	$10,691
Good	7,501	7,990	5,917	11,067	1,680	87	20,109	54,351
Satisfactory	29,096	14,427	16,145	15,520	7,150	1,030	61,621	144,989
Monitor	14,922	12,687	7,100	8,639	2,270	78	29,899	75,595
Special Mention	2,121	4,501	2,325	590	100	1	4,652	14,290
Substandard	3,023	1,824	630	132	1,185	465	853	8,112
Total	$56,981	$41,767	$32,246	$36,085	$12,445	$1,661	$126,843	$308,028
Current-period gross write offs	$359	$616	$53	$—	$46	$—	$58	$1,132

	Real Estate: Construction, 1 to 4 Family Residential
Excellent	$—	$—	$—	$—	$—	$—	$12	$12
Good	—	1,721	—	—	—	—	13,751	15,472
Satisfactory	1,074	644	—	1,159	—	—	43,406	46,283
Monitor	986	938	—	—	—	—	18,242	20,166
Special Mention	528	—	—	—	—	—	1,568	2,096
Substandard	740	132	—	—	—	—	—	872
Total	$3,328	$3,435	$—	$1,159	$—	$—	$76,979	$84,901
Current-period gross write offs	$42	$283	$—	$—	$—	$—	$7	$332

	Real Estate: Construction, Land Development and Commercial
Excellent	$181	$—	$—	$—	$—	$135	$485	$801
Good	301	1,343	—	—	27	88	19,294	21,053
Satisfactory	21,531	10,850	1,757	2,428	3,076	131	69,392	109,165
Monitor	5,190	2,002	1,162	303	317	—	115,675	124,649
Special Mention	351	2,506	—	28	1,119	43	31,800	35,847
Substandard	424	149	216	—	—	—	—	789
Total	$27,978	$16,850	$3,135	$2,759	$4,539	$397	$236,646	$292,304
Current-period gross write offs	$8	$—	$11	$—	$—	$—	$—	$19

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Farmland
September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$1,212	$1,424	$1,620	$4,506	$1,603	$296	$65	$10,726
Good	5,742	4,476	4,358	13,649	12,578	1,633	3,249	45,685
Satisfactory	25,739	14,784	19,543	42,625	26,526	11,553	14,907	155,677
Monitor	5,695	2,209	12,026	15,110	3,321	1,859	4,132	44,352
Special Mention	1,037	—	3,137	3,319	1,432	543	3,061	12,529
Substandard	2,650	247	827	67	—	157	—	3,948
Total	$42,075	$23,140	$41,511	$79,276	$45,460	$16,041	$25,414	$272,917
Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Real Estate: Mortgage, 1 to 4 Family First Liens
Excellent	$2,822	$—	$731	$2,900	$1,618	$611	$220	$8,902
Good	12,907	9,480	10,110	14,703	5,856	13,753	4,486	71,295
Satisfactory	185,012	75,283	142,995	253,548	136,625	195,149	13,316	1,001,928
Monitor	16,423	8,392	11,440	29,706	13,526	20,676	9,820	109,983
Special Mention	1,562	3,549	4,425	11,322	5,727	7,051	1,226	34,862
Substandard	483	849	3,921	3,477	4,298	7,796	226	21,050
Total	$219,209	$97,553	$173,622	$315,656	$167,650	$245,036	$29,294	$1,248,020
Current-period gross write offs	$—	$97	$178	$108	$107	$28	$—	$518

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
Excellent	$—	$—	$—	$12	$—	$—	$143	$155
Good	21	—	—	237	—	644	3,957	4,859
Satisfactory	11,634	3,232	6,687	9,873	6,688	10,169	81,373	129,656
Monitor	300	721	418	553	573	791	2,863	6,219
Special Mention	15	113	235	406	294	190	1,111	2,364
Substandard	—	208	367	93	46	474	804	1,992
Total	$11,970	$4,274	$7,707	$11,174	$7,601	$12,268	$90,251	$145,245
Current-period gross write offs	$—	$1	$105	$21	$17	$84	$17	$245

	Real Estate: Mortgage, Multi-Family
Excellent	$5,451	$—	$—	$6,135	$5,764	$4,469	$—	$21,820
Good	7,214	442	32,689	53,649	12,150	19,215	12,826	138,185
Satisfactory	57,581	12,580	22,461	48,680	19,332	6,934	20,130	187,698
Monitor	32,233	9,191	4,109	17,879	23,242	2,318	30,069	119,041
Special Mention	1,397	1,798	2,955	6,875	8,461	1,695	1,638	24,819
Substandard	—	143	—	1,740	937	—	—	2,819
Total	$103,875	$24,154	$62,214	$134,958	$69,886	$34,631	$64,663	$494,382
Current-period gross write offs	$—	$—	$—	$100	$100	$—	$—	$200

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, Commercial
September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$12,740	$1,042	$—	$—	$4,250	$94	$3,908	$22,034
Good	29,037	19,280	6,331	16,792	14,690	6,062	9,480	101,672
Satisfactory	45,464	29,360	23,060	29,917	21,744	17,737	40,223	207,505
Monitor	21,426	30,265	6,325	18,389	12,781	10,885	43,896	143,967
Special Mention	10,406	7,831	2,405	8,354	3,198	156	2	32,351
Substandard	1,582	2,053	1,797	821	1,643	2,419	295	10,611
Total	$120,655	$89,831	$39,918	$74,273	$58,306	$37,353	$97,804	$518,140
Current-period gross write offs	$162	$—	$—	$—	$735	$8	$—	$905

	Loans to Individuals
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	44	54	—	3	—	—	2	103
Satisfactory	21,089	3,814	3,963	1,705	549	113	201	31,434
Monitor	72	57	85	40	21	—	5	280
Special Mention	182	108	128	22	—	—	2	442
Substandard	10	55	36	35	76	—	—	212
Total	$21,397	$4,088	$4,212	$1,805	$646	$113	$210	$32,471
Current-period gross write offs	$889	$78	$118	$12	$—	$8	$10	$1,115

	Obligations of State and Political Subdivisions
Excellent	$—	$—	$—	$—	$—	$2,682	$—	$2,682
Good	—	—	—	—	—	15,545	3,040	18,585
Satisfactory	295	813	1,334	1,924	598	6,753	1,355	13,072
Monitor	—	433	—	762	161	2,564	2,836	6,756
Special Mention	—	—	—	308	—	447	1	756
Substandard	—	—	—	—	—	275	—	275
Total	$295	$1,246	$1,334	$2,994	$759	$28,266	$7,232	$42,126
Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Totals
Excellent	$23,024	$3,424	$2,544	$14,322	$13,295	$9,015	$19,597	$85,221
Good	63,994	45,519	60,410	111,306	47,134	57,079	101,695	487,137
Satisfactory	406,644	170,478	240,025	411,866	223,187	249,884	369,800	2,071,884
Monitor	103,703	68,515	44,066	92,023	56,624	39,212	278,019	682,162
Special Mention	20,587	21,830	16,245	32,279	20,433	10,543	51,626	173,543
Substandard	10,736	6,132	8,105	6,790	8,185	11,586	4,535	56,069
Total	$628,688	$315,898	$371,395	$668,586	$368,858	$377,319	$825,272	$3,556,016
Current-period gross write offs	$1,460	$1,110	$465	$244	$1,005	$128	$94	$4,505

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of September 30, 2025 and December 31, 2024 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
September 30, 2025
Agricultural	$511	$45	$1,046	$1,602	$115,880	$117,482	$—
Commercial and financial	1,743	580	1,379	3,702	304,326	308,028	—
Real estate:
Construction, 1 to 4 family residential	1,281	—	132	1,413	83,488	84,901	—
Construction, land development and commercial	2,130	—	—	2,130	290,174	292,304	—
Mortgage, farmland	103	138	727	968	271,949	272,917	—
Mortgage, 1 to 4 family first liens	2,147	4,399	3,373	9,919	1,238,101	1,248,020	25
Mortgage, 1 to 4 family junior liens	211	171	98	480	144,765	145,245	8
Mortgage, multi-family	3,491	708	143	4,342	490,040	494,382	—
Mortgage, commercial	1,691	261	1,915	3,867	514,273	518,140	—
Loans to individuals	239	113	—	352	32,119	32,471	—
Obligations of state and political subdivisions	—	—	—	—	42,126	42,126	—
	$13,547	$6,415	$8,813	$28,775	$3,527,241	$3,556,016	$33

December 31, 2024
Agricultural	$289	$—	$881	$1,170	$117,508	$118,678	$—
Commercial and financial	831	51	704	1,586	297,331	298,917	147
Real estate:
Construction, 1 to 4 family residential	1,803	205	714	2,722	76,729	79,451	—
Construction, land development and commercial	2,497	—	1,947	4,444	275,145	279,589	—
Mortgage, farmland	203	—	67	270	275,498	275,768	—
Mortgage, 1 to 4 family first liens	11,701	4,583	3,206	19,490	1,154,593	1,174,083	719
Mortgage, 1 to 4 family junior liens	426	75	2	503	141,047	141,550	—
Mortgage, multi-family	186	—	—	186	492,576	492,762	—
Mortgage, commercial	416	3,195	2,223	5,834	492,244	498,078	—
Loans to individuals	372	101	—	473	34,828	35,301	—
Obligations of state and political subdivisions	—	—	—	—	43,994	43,994	—
	$18,724	$8,210	$9,744	$36,678	$3,401,493	$3,438,171	$866

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
Loans 90 days or more past due that are still accruing interest decreased $0.83 million from December 31, 2024 to September 30, 2025. As of September 30, 2025, there were 2 accruing loans past due 90 days or more with an average loan balance of $0.03 million. There were 5 accruing loans past due 90 days or more as of December 31, 2024 with an average loan balance of $0.17 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans. There was no interest income recognized on nonaccrual loans for the nine months ended September 30, 2025 and year ended December 31, 2024.

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

For the three months ended September 30, 2025 and 2024 total operating lease expense was $0.11 million and $0.14 million respectively and for the nine months ended September 30, 2025 and 2024, total operating lease expense was $0.35 million and $0.42 million respectively, and is included in occupancy expenses in the consolidated statements of income. Included in this for the nine months ended September 30, 2025 and 2024 were $0.33 million and $0.35 million, respectively, of operating lease

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
costs, $0.01 million and $0.02 million, respectively, of short term lease costs, and $0.01 million and $0.05 million, respectively, of variable lease costs.
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

Other noninterest income was $0.49 million and $0.06 million for the three months ended September 30, 2025 and 2024, respectively, an increase of 665.63%, primarily due to annual incentive and marketing bonuses from the VISA payment network growth agreement.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses in internal control over financial reporting initially identified in “Management’s Report on Internal Control over Financial Reporting” for the year ended December 31, 2024, and described below, the Company's disclosure controls and procedures were not effective as of September 30, 2025. Material weaknesses in internal controls over financial reporting, which impacted managements' determination regarding the Company's disclosure controls and procedures, were identified in the following areas:

•management review and activity-level controls over the period-end financial reporting process and internal control procedures to ensure i) validation of the correct version to be filed and ii) validation that our independent registered public accounting firm has completed its review;
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

Index
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

HILLS BANCORPORATION

Date:	November 14, 2025	By: /s/ Lisa A. Shileny
Lisa A. Shileny, Director, President and Chief Executive Officer

Date:	November 14, 2025	By: /s/ Anthony V. Roetlin
Anthony V. Roetlin, Treasurer, Chief Financial Officer and Chief Accounting Officer