Form 10-K
period 2025-12-31
HILLS BANCORPORATION
filed 2026-03-18
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   October 1, 2025  to December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025, based on the most recent sale price of $77.00 per share, and 7,772,398 shares held was $598,474,647.  Common stock held by non-affiliates excludes 1,102,092 shares held by directors, executive officers, and under the Registrant’s Employee Stock Ownership Plan.

The number of shares outstanding of the Registrant's common stock as of February 28, 2026 is 8,767,443 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement dated March 18, 2026 for the Annual Meeting of the Shareholders of the Registrant to be held April 20, 2026 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

HILLS BANCORPORATION
FORM 10-K

PART I

References in this report to “we,” “us,” “our,” “Bank,” or the “Company” or similar terms refer to Hills Bancorporation and its subsidiary.

Item 1.	Business

GENERAL

Hills Bancorporation (the "Company") is a holding company principally engaged, through its subsidiary bank, in the business of banking.  The Company was incorporated December 12, 1982 and all operations are conducted within the state of Iowa.  The Company became owner of 100% of the outstanding stock of Hills Bank and Trust Company, Hills, Iowa (“Hills Bank and Trust” or the “Bank”) as of January 23, 1984 when stockholders of Hills Bank and Trust exchanged their shares for shares of the Company.  Effective July 1, 1996, the Company formed a new subsidiary, Hills Bank, which acquired for cash all the outstanding shares of a bank in Lisbon, Iowa. Effective November 17, 2000, Hills Bank was merged into the Bank.  On September 20, 1996, another subsidiary, Hills Bank Kalona, acquired cash and other assets and assumed the deposits of the Kalona, Iowa office of Boatmen's Bank Iowa, N.A.  Effective October 26, 2001, Hills Bank Kalona was merged into the Bank. There have been no further acquisitions since 2001.

Through its website (www.hillsbank.com), the Company makes available the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission, as soon as reasonably practicable after they are filed or furnished.

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

Lending Activities

Real Estate Loans

Real estate loans totaled $3.080 billion and comprised 86.39% of the Bank’s loan portfolio as of December 31, 2025.  The Bank’s real estate loans include construction loans and mortgage loans.

Mortgage Loans.  The Bank offers residential, commercial and agricultural real estate loans.  As of December 31, 2025, mortgage loans totaled $2.741 billion and comprised 76.90% of the Bank’s loan portfolio.

Residential real estate loans totaled $1.405 billion and were 39.42% of the Bank’s loan portfolio as of December 31, 2025.  These loans include first and junior liens on 1 to 4 family residences.  The Bank originates 1 to 4 family mortgage loans to individuals and businesses within its trade area.  The Bank sells certain mortgage loans to third parties on the secondary market.  For the loans sold on the secondary market, the Bank does not retain any percentage of ownership or servicing rights.  Interest rates for residential real estate mortgages are determined by competitive pricing factors on the secondary market and within the Bank’s trade area.  Collateral for residential real estate mortgages is generally the underlying property.  Generally, repayment of these loans is from monthly principal and interest payments from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets that the Bank serves.

Commercial real estate loans totaled $565.18 million and were 15.85% of the Bank’s loan portfolio at December 31, 2025.  The Bank originates loans for commercial properties to individuals and businesses within its trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  The Bank offers both fixed and variable rate loans for commercial real estate.

Multi-family real estate loans totaled $494.28 million and were 13.87% of the Bank’s loan portfolio at December 31, 2025.  Multi-family real estate loans are made to individuals and businesses in the Bank’s trade area.  These loans are primarily secured by properties such as apartment complexes.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  Generally, interest rates for multi-family loans are fixed for the loan term.

Mortgage loans secured by farmland totaled $276.79 million and were 7.76% of the Bank’s loan portfolio at December 31, 2025.  Loans for farmland are made to individuals and businesses within the Bank’s trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less.  Generally, interest rates are fixed for mortgage loans secured by farmland.

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

As of December 31, 2025, construction loans for personal residences totaled $89.81 million and were 2.52% of the Bank’s loan portfolio.  Construction loans for land development and commercial projects totaled $248.29 million and were 6.97% of the Bank’s loan portfolio.  In total, construction loans totaled $338.10 million and were 9.48% of the Bank’s loan portfolio as of December 31, 2025.

Commercial and Financial Loans

The Bank’s commercial and financial loan portfolio totaled $295.62 million and comprised 8.29% of the total loan portfolio at December 31, 2025.  The Bank’s commercial and financial loans include loans to contractors, retailers and other businesses.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment.  Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower.  Terms of commercial and financial loans generally range from one to five years.  Interest rates for commercial loans can be fixed or variable.

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

Agricultural Loans

Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations.  These loans totaled $118.92 million and constituted 3.34% of the total loan portfolio at December 31, 2025.  Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery.  The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations.  The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.  Agricultural loans generally have a term of one year and may have a fixed or variable rate.

Consumer Lending

The Bank offers consumer loans including personal loans and automobile loans.  These consumer loans typically have shorter terms and lower balances.  At December 31, 2025, consumer loans totaled $28.76 million and were 0.81% of the Bank’s total loan portfolio.

Loans to State and Political Subdivisions

Loans to State and Political Subdivisions include only tax-exempt loans. These loans totaled $41.89 million and comprised 1.17% of the Bank’s total loan portfolio at December 31, 2025.

Deposit Activities

The Bank’s primary funding source for its loan portfolio and other investments consist of the acceptance of demand, savings and time deposits.

Average Daily Balances

The following table shows average balances of assets, liabilities and stockholders’ equity:

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31,
	2025	2024	2023
	(Amounts In Thousands)
ASSETS
Noninterest-bearing cash and cash equivalents	$32,223	$32,684	$31,036
Interest-bearing cash and cash equivalents	10,537	22,940	15,559
Taxable securities	605,710	554,089	556,100
Nontaxable securities	385,572	317,730	247,234
Federal funds sold	479	370	126
Loans, net	3,459,200	3,386,285	3,237,296
Property and equipment, net	36,019	34,995	33,564
Other assets	43,653	24,941	6,462
	$4,573,393	$4,374,034	$4,127,377
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$577,556	$564,740	$607,510
Interest-bearing demand deposits	901,166	918,535	962,148
Savings deposits	992,139	893,062	990,168
Time deposits	870,334	916,590	742,855
Other short-term borrowings, including Bank Term Funding Program and FHLB daily reset advances	297,720	332,839	214,256
FHLB borrowings	344,950	191,346	94,373
Noninterest-bearing other liabilities	27,118	34,289	25,724
Redeemable common stock held by Employee Stock Ownership Plan	52,743	46,555	47,932
Stockholders' equity	509,667	476,078	442,411
	$4,573,393	$4,374,034	$4,127,377

Other Information
The Bank’s business is not seasonal.  As of December 31, 2025, the Company had two employees per the table below and the Bank had 479 full-time and 30 part-time employees. The Company and the Bank focus on attracting, developing, and retaining, qualified personnel through competitive compensation and benefits, training and professional development, succession planning, and workplace policies intended to support employee engagement and long-term retention.

For additional discussion of the impact of the economy on the financial condition and results of operations of the Company, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Officers of the Registrant

The executive officers of the Company and the Bank, along with their respective ages and positions held, are identified in the table below.

Name	Age	Position
Company
Lisa A. Shileny	49	Ms. Shileny has held the position of President of the Bank since November 2022 and the position of Chief Operating Officer since December 2021. Effective January 1, 2025, Ms. Shileny was appointed President and Chief Executive Officer of the Company and the Bank. Previously, Ms. Shileny held the position of Senior Vice President, Director of Administration since 2019 and Senior Vice President, General Counsel from 2016 to 2019 with the Bank.

Anthony V. Roetlin	58	Mr. Roetlin has held the position of Treasurer, Senior Vice President, Chief Financial Officer and Principal Financial Officer since December 2022. Previously Mr. Roetlin held the position of Director of Finance with the City of Coralville.

Bank
Shelley R. Asher	48	Ms. Asher has held the position of Senior Vice President, Director of Operations since June 2021. Previously Ms. Asher held the position of Vice President, Loan Operations with the Bank.

Jill E. De Young	52	Ms. De Young has held the position of Senior Vice President, Director of Administration since February 2024. Previously Ms. De Young was the Assistant Dean and Chief of Staff at a local university.

Becky L. DeWaard	65	Ms. DeWaard has held the position of Senior Vice President, Director of Human Resources since March 2021. Previously Ms. DeWaard held the position of Vice President, Learning and Development Manager with the Bank.

Lindsey A. Dozier	43	Ms. Dozier has held the position of Senior Vice President, Director of Relationship Banking since October 2023.

Robert R. Christensen	54	Mr. Christensen has held the position of Senior Vice President, Chief Information Officer since June 2025. Previously Mr. Christensen held positions of Associate State Chief Information Officer and Chief Information Officer within different departments with the state of Iowa.

Timothy D. Finer	64	Mr. Finer has held the position of Director of Commercial Banking since January 2023. Prior to 2023, Mr. Finer held the position of Senior Vice President, Director of Lending with the Bank.

Brian R. Globokar	52	Mr. Globokar has held the position of Senior Vice President, Director of Trust and Wealth Management Services since July 2020. Previously Mr. Globokar held the position of Senior Vice President, Trust Officer with the Bank.

Kenneth W. Hinrichs	52	Mr. Hinrichs has held the position of Senior Vice President, Director of Digital and Data Strategy since September 2023. Previously, Mr. Hinrichs held the positions of Senior Vice
President, Director of Digital Strategy and Systems and Director of Operations and Digital
		Banking with the Bank.

Laura J. Hughes	63	Ms. Hughes has held the position of Senior Vice President, Director of Marketing since October 2024. Previously Ms. Hughes was the Chief Marketing Officer for other financial institutions.

Kenza B. Nelson	46	Ms. Nelson has held the position of Senior Vice President, General Counsel since May 2020.

Matt D. Olson	45	Mr. Olson has held the position of Senior Vice President, Commercial Lending Sales Manager since October 2025. Previously Mr. Olson was the Senior Vice President, Director of Mortgage Lending with the Bank.

MARKET AREA

Johnson County

The Bank’s trade area includes the Johnson County communities of Iowa City, Coralville, Hills, North Liberty, Tiffin, and University Heights, located near Interstate 80 and Interstate 380 in Eastern Iowa.  These communities have a combined population of 124,228.  Johnson County, Iowa has a population of 160,080. The University of Iowa in Iowa City has approximately 31,500 students and 33,747 full and part-time employees, including 10,339 full time employees of The University of Iowa Hospitals and Clinics.

Linn County

The Bank's trade area includes the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa.  Lisbon has a population of 2,233 and Mount Vernon, located two miles from Lisbon, has a population of 4,527, Both communities are within easy commuting distances to Cedar Rapids and Iowa City, Iowa.  Cedar Rapids has a metropolitan population of 179,245 including 41,535 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and 25 miles north of Iowa City on Interstate 380.  The total population of Linn County is 230,299.  The largest employer in the Cedar Rapids area is Collins Aerospace, manufacturer of communications instruments, with approximately 7,000 employees.

Washington County

The Bank's trade area includes the Washington County, Iowa communities of Kalona, Washington and Wellman, Iowa.  Kalona is located approximately 14 miles north of Washington. Wellman is located approximately 5 miles west of Kalona.  Kalona has a population of 2,630, Washington has a population of 7,352 and Wellman has a population of 1,524. The population of Washington County is 22,565.  Kalona, Washington and Wellman are primarily agricultural communities, but are located within easy driving distance for employment in Iowa City, Coralville and North Liberty.

Iowa County

In November 2024, the Bank opened a branch in Williamsburg located in Iowa County. Williamsburg is located approximately 25 miles west of Iowa City.  Williamsburg has a population of 3,346. The population of Iowa County is 16,662.

COMPETITION

Competition among financial institutions in attracting and retaining deposits and making loans is intense.  Traditionally, the Company’s most direct competition for deposits has come from commercial banks, savings institutions and credit unions doing business in its areas of operation.  Increasingly, the Company has experienced competition for deposits from nonbanking sources, such as securities firms, insurance companies, money market mutual funds and financial services subsidiaries of commercial and manufacturing companies.  Competition for loans comes primarily from other commercial banks, savings institutions, consumer finance companies, credit unions, mortgage banking companies, insurance companies and other institutional lenders.  The Company competes primarily on the basis of products offered, customer service and price.  A number of institutions with which the Company competes enjoy the benefits of fewer regulatory constraints and lower cost structures including favorable income tax treatments.  Some have greater assets and capital than the Company does and, thus, are better able to compete on the basis of price than the Company.  Technological advances, which may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties, could make it more difficult for the Company to compete in the future. However, the Company could have a local relationship advantage as consolidation of financial institutions continue.

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson, Linn, Washington and Iowa County.  A comparison of the number of office locations and deposits in the four counties as of June, 2025 (most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County		Washington County		Iowa County
	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)
Hills Bank and Trust Company	8	$2,271	7	$715	3	$337	1	$14
Branches of largest competing national bank	6	1,149	4	938	—	—	1	41
Largest competing independent bank	1	348	5	1,682	2	412	2	148
Largest competing credit union (1)	6	8,508	4	1,346	—	—	—	—
All other bank and credit union offices	26	1,132	77	4,109	8	240	6	233
Total Market in County	47	$13,408	97	$8,790	13	$989	10	$436

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

On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The rule includes a new Common Equity Tier 1 Capital Ratio, an increased Tier 1 Leverage Capital Ratio and an increased Tier 1 Risk-Based Capital Ratio. Bank holding companies are required to include in Common Equity Tier 1 capital the effects of other comprehensive income adjustments, such as gains and losses on securities classified as available for sale and other components of accumulated other comprehensive income, but were allowed to make a one-time election not to include those effects. The Company and the Bank meet the well-capitalized requirements under the regulatory framework for prompt corrective action and have made the one-time election to exclude the effects of other comprehensive income adjustments on Tier 1 capital. Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio.

The Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9.00%. As of December 31, 2025, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirement, with a CBLR of 12.94%.

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

Deposit Insurance. The deposits of the Bank are insured up to regulatory limits set by the FDIC, and, accordingly in 2025, were subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and effective on April 21, 2006.  The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment).  The amount assessed to each institution is based on the average total assets of the Company less average tangible equity as well as the degree of risk the institution poses to the DIF.  The FDIC assesses higher rates to those institutions that pose greater risks to the insurance fund.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.  The current annualized assessment rate is determined by applicable FDIC regulations and may change from time to time.

Capital Requirements.  The Bank is an insured state bank, incorporated under the laws of the state of Iowa.  As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent.  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have capital levels determined by the Superintendent of Banking, who has authority to require state banks to maintain capital at levels deemed appropriate in light of supervisory considerations and the risk profile of the institution. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  The Superintendent evaluates capital adequacy using regulatory capital measures and other supervisory metrics considered appropriate under applicable law and guidance. At December 31, 2025, the Community Bank Leverage Ratio of the Bank was 12.94% and exceeded the minimum level required for the Bank to be considered well-capitalized under applicable regulatory standards.

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

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2025 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2025:
Company:
Community Bank Leverage Ratio	$601,503	12.94%	9.00%

Bank:
Community Bank Leverage Ratio	601,341	12.94	9.00

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

Dividends.  The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2025.  Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of total risk-based capital to assets of 9.00%, $183.23 million of the Bank’s Tier 1 capital of $601.34 million as of December 31, 2025, is available for the payment of dividends to the Company. Also, the capital conservation buffer discussed previously could limit the amount of payment of dividends if the Company fails to maintain required capital levels.

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

Economic and Market Risks

Inflationary pressures in the global economy continue to persist.

Inflationary conditions continue to present risks to the Company, as inflation moderated but remained elevated in key sectors during 2025—with the Consumer Price Index rising 2.7% year‑over‑year in December 2025 and core inflation increasing 2.6%—which may impair borrowers’ ability to meet their obligations. Despite this easing, housing and certain service categories remained above the Federal Reserve’s long‑term target, sustaining pressure on household and business budgets. During 2025, the Federal Reserve cut the federal funds target range from 4.25% to 4.50% to 3.50% to 3.75%. While these reductions eased overall financial conditions, a sustained period of higher interest rates may continue to constrain borrower demand, refinancing activity, and debt‑service capacity into 2026. As a result, ongoing inflationary pressures and evolving interest‑rate policy could adversely affect the Company’s credit performance, funding costs, and overall financial results.

We could experience an unexpected inability to obtain needed liquidity which could adversely affect our business, profitability, and viability as a going concern.

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The bank failures in 2023 exemplify the potentially catastrophic results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. We continually strive to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. If we become unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition, and results of operations and could, in severe circumstances, adversely affect our ability to operate our business as contemplated.

The proportion of our deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk in times of financial distress.

As of December 31, 2025, approximately 21.79% of our total deposits were not insured by the FDIC. Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present, and our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for non-deposit borrowings generally exceed the interest rates paid on deposits, and this spread may be exacerbated by higher prevailing interest rates.

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

We may be adversely affected by economic conditions in the local economies in which we conduct our operations, and in the United States in general, including global economic and geopolitical instability, inflationary risks and future widespread health emergencies or pandemics.

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

Our income and cash flows depend to a great extent on the difference between the interest rates earned by us on interest-earning assets such as loans and investment securities and the interest rates paid by us on interest-bearing liabilities such as deposits and borrowings. Our net interest margin will be affected by general economic conditions, fiscal and monetary policies of the federal government, and our ability to respond to changes in such rates. Our assets and liabilities are affected differently by a change in interest rates. An increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process is presented under the heading "Quantitative and Qualitative Disclosures about Market Risk" included under Item 7A of Part II of this Form 10-K. The Federal Open Market Committee (FOMC), with particular attention being given to labor market conditions, recognized continued inflation pressures and inflation expectations, and financial and international developments. Prevailing interest rates influence the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings. If the target range for the federal funds rate remains elevated for an extended period, combined with ongoing geopolitical instability, raise the risk of economic recession. Any such downturn, especially in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations. Also, our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our financial condition and results of operations.

Changes in U.S. trade policies, such as the implementation of tariffs, and other factors beyond the Company’s control may adversely impact our business, financial condition and results of operations.

The U.S. government has implemented tariffs on certain products from countries or entities such as Mexico, Canada, China and the European Union. These countries have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products. In addition, the ongoing trade policies and potential tariff initiatives being pursued by the U.S. government could present potential risks unique to the markets within which we operate. As a major producer and exporter of agricultural commodities, including corn, soybeans, and pork, Iowa is particularly vulnerable to negative consequences from such policy initiatives. Any changes to trade agreements, the imposition of tariffs on agricultural products, or the escalation of trade disputes with key international trading partners could lead to reduced demand for Iowa’s agricultural exports, increased input costs for local farmers, and disrupted supply chains. This, in turn, could result in financial strain for our agricultural clients, increasing the risk of loan defaults or delinquencies within our loan portfolio. Additionally, any prolonged trade tensions or the implementation of tariffs could negatively impact the broader economic environment in Iowa and the Midwest, potentially leading to reduced consumer spending, lower economic growth, and decreased demand for other banking products and services.

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

We maintained a balance of $955.58 million, or 20.56% of our total assets, in investment securities at December 31, 2025. Changes in market interest rates may affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that may reduce our stockholders' equity. Available-for-sale (AFS) debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For AFS debt securities, a decline in fair value due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis. In assessing whether the impairment of investment securities is due to credit losses, we consider if a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, other available relevant information, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, commercial, construction and residential loans, and such loans are concentrated in the Bank’s trade area.  As of December 31, 2025, 86.39% of our loans had real estate as a primary component of collateral.  The market value of real estate may fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.  Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower could adversely impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for credit losses and adversely affect our operating results and financial condition.

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

Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable.  Most often, this collateral consists of accounts receivable, inventory, machinery and equipment.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  These sources include brokered money markets and certificates of deposit, federal funds purchased, lines of credit, and Federal Home Loan Bank advances.  Negative operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity.  Our financial flexibility could be constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our results of operations and financial condition would be adversely affected.

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

Deterioration in the credit quality of third parties could adversely affect our financial condition and results of operations, including through losses, reduced liquidity, or adverse valuation changes. Management believes that the allowance for credit losses is adequate to absorb probable losses on any existing loans that may become uncollectible but cannot predict loan losses with certainty and cannot assure that our allowance for credit losses will prove sufficient to cover actual losses in the future.

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

Our business depends on the creditworthiness of our customers. As with most financial institutions, we maintain allowances for credit losses for loans and debt securities to provide for defaults and nonperformance, which represent an estimate of expected losses over the remaining contractual lives of the loan and debt security portfolios. This estimate is the result of our continuing evaluation of specific credit risks and loss experience, current loan and debt security portfolio quality, present economic, political and regulatory conditions, industry concentrations, reasonable and supportable forecasts for future conditions and other factors that may indicate losses. The determination of the appropriate levels of the allowances for loan and debt security credit losses inherently involves a high degree of subjectivity and judgment and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes. Generally, our nonperforming loans and other real estate owned reflect operating difficulties of individual borrowers and weaknesses in the economies of the markets we serve. The allowances may not be adequate to cover actual losses, and future allowance for credit losses could materially and adversely affect our financial condition, results of operations and cash flows.

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

Our industry is susceptible to significant technological changes as there continue to be high levels of new technology driven products and services introduced.  Technological advancement aids us in providing customer service and increases efficiency.  Our national competitors may have more resources to invest in technological changes.  As a result they may be able to offer products and services that are more technologically advanced and that may put us at a competitive disadvantage.  Our future may depend on our ability to analyze technological changes to determine the best course of action for our business, customers and shareholders.

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

We devote significant resources to implement, maintain, monitor and regularly upgrade our systems and networks with measures such as intrusion detection and prevention and firewalls to safeguard critical business applications. The additional cost to the Company of our cyber security monitoring and protection systems and controls includes the cost of hardware and software, third party technology providers, consulting, and legal fees, in addition to the incremental cost of our personnel who focus a substantial portion of their responsibilities on cyber security. In addition, because cyber attacks can change frequently we may be unable to implement effective preventive or proactive measures in time. With the assistance of third-party service providers, we intend to continue to implement security technology and establish procedures to maintain network security, but there is no assurance that these measures will be successful. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Despite these efforts, our cybersecurity measures and those of our third-party service providers may not be effective in preventing, detecting, or mitigating all cybersecurity incidents or breaches.

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

Impact of Risks from Cybersecurity Threats

While we have not been materially impacted by cyber incidents, we have been subject to other intentional cyber incidents from third parties over the last several years, including denial of service attacks which attempt to interrupt service to customers and malicious software attacks on computer systems which attempt to allow unauthorized entrance. We also face risks related to cyber attacks and other security breaches in connection with card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties. Some of these parties have in the past been the target of security breaches and cyber attacks, and because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we conduct security assessments on our higher risk third party service providers, we cannot be sure that their information security protocols are sufficient to withstand a cyber attack or other security breach. There can be no assurance that cyber incidents will not occur, and they could occur more frequently and on a more significant scale. Although we have not experienced a cybersecurity incident that has materially affected our business strategy, results of operations, or financial condition, future cybersecurity threats or incidents could materially adversely affect our business strategy, results of operations, or financial condition.

Board of Directors’ Oversight and Management’s Role

Our Information Systems team is responsible for our efforts to comply with applicable cybersecurity standards, establish effective cybersecurity protocols and protect the integrity, confidentiality and availability of our Information Systems infrastructure. This team is responsible for cybersecurity threat prevention, detection, mitigation and remediation for the combined organization. Our cyber incident response plan requires all detections of suspicious activity in our Information Systems environment to escalate that activity to our Information Security Team who then evaluates the threat. Management (including representatives from the Legal, Operations, Human Resources, Information Systems and Risk Management departments) is notified by the Information Services team whenever a discovered cybersecurity incident may potentially have a significant impact on our business operations. Our Information Services Security Officer and other members of management responsible for cybersecurity risk management have experience in information security, technology operations, and risk management developed through prior work experience, professional training, and industry certifications.

Our Board of Directors has delegated the responsibility for the oversight of cybersecurity risks to the Information Security and Technology Committees, which are ultimately responsible for assessing and managing our material risks from cybersecurity threats. The Information Security team and the Information Security Committee provide periodic cybersecurity program updates to senior management and to the Board. Management also updates the Board as new risks are identified and the steps taken to mitigate such risks. Despite these efforts, our cybersecurity measures and those of our third-party service providers may not be effective in preventing, detecting, or mitigating all cybersecurity incidents or breaches.

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

As of January 31, 2026, the Company had 2,645 stockholders.  There is no established trading market for the Company's common stock, and the Company's stock is not actively traded.  Our common stock is not listed on the NASDAQ stock market or any other stock exchange. While there is no established public trading market for our common stock, our shares are currently quoted in the inter-dealer quotation, or “over-the-counter,” marketplace under the trading symbol “HBIA.”  The principal over-the-counter market is operated by OTC Markets Group, Inc., which provides quotes for the Company on its OTCID.

The high and low bid information for the Company’s stock for each quarter of the two most recent fiscal years, as reported by OTC Market Groups, Inc., is provided below.  The prices indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2025		2024
	High	Low	High	Low
1st quarter	$73.80	$70.25	$76.00	$64.81
2nd quarter	77.00	72.15	68.00	65.01
3rd quarter	80.00	72.50	70.00	65.00
4th quarter	82.00	77.50	72.00	68.25

In addition, based on the Company’s stock transfer records and information informally provided to the Company, stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price
2025	239,044	290	$81.50	$72.00	(1)
2024	224,639	263	$72.00	$66.00	(2)
2023	151,420	246	$72.00	$66.00	(3)

(1)2025 transactions included repurchases by the Company of 202,541 shares of stock under the 2005 Stock Repurchase Program. 2025 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $72.00 to $81.50 per share.
(2)2024 transactions included repurchases by the Company of 187,787 shares of stock under the 2005 Stock Repurchase Program. 2024 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $66.00 to $72.00 per share.
(3)2023 transactions included repurchases by the Company of 111,866 shares of stock under the 2005 Stock Repurchase Program. 2023 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $66.00 to $72.00 per share.

The Company currently pays an annual dividend on its common stock to stockholders, and it expects to continue to maintain its annual dividend for the foreseeable future periods.

The following performance graph provides information regarding cumulative, five-year shareholder returns on an indexed basis of the Company's Common Stock compared to the NASDAQ Market Index prepared by MORNINGSTAR of Chicago, IL and a custom peer group of Midwest community banks. The latter index reflects the performance of bank holding companies operating principally in the Midwest in the following states: Iowa, Illinois, Kansas, Minnesota, Missouri, Nebraska, North Dakota, South Dakota and Wisconsin. The indexes assume the investment of $100 on December 31, 2020 in Company Common Stock, the NASDAQ Index and the Midwest Community Banks Index, with all dividends reinvested.

Hills Bancorporation Performance Graph (2020-2025)
250
225
200
175
150
125
100
75
2020
2021
2022
2023
2024
2025
Period Ending
HILLS BANCORPORATION
MIDWEST COMMUNITY BANKS
NASDAQ MARKET INDEX

	2021	2022	2023	2024	2025
HILLS BANCORPORATION	$108.00	$118.69	$110.39	$122.43	$140.80
MIDWEST COMMUNITY BANKS	$131.24	$117.48	$115.22	$141.03	$162.42
NASDAQ MARKET INDEX	$122.18	$82.43	$119.22	$154.48	$187.14

Note regarding the performance information above: Cumulative five-year Shareholder returns on an indexed basis. The indexes assume the investment of $100 in year with all dividends reinvested.

The following table sets forth the Company’s equity compensation plan information as of December 31, 2025, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	12,198	$68.85	151,376
Equity compensation plans not approved by security holders	—	—	—
Total	12,198	$68.85	151,376

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  On August 9, 2022, the Company's Board of Directors authorized the expansion of the 2005 Stock Repurchase Program to allow an additional 750,000 shares for repurchase and the continuation through December 31, 2027.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors. The most recent independent current quarterly appraisal value of the stock performed as of December 31, 2025 is $87.50 a share.

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2025:

Period in 2025	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31	32,305	$80.00	32,305	255,222
November 1 to November 30	12,914	80.31	12,914	242,308
December 1 to December 31	10,967	81.50	10,967	231,341
Total	56,186	$80.36	56,186	231,341

Item 6.     [Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion by management is presented regarding the financial results for the Company for the dates and periods indicated.  The discussion should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document. For a discussion on the comparison of results of operations for the years ended December 31, 2024 and 2023, refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Form 10-K filed with the SEC on March 14, 2025.

An overview of the year 2025 is presented following the section discussing a special note regarding forward looking statements.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, the following:

•The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets. This includes current concerns related to higher inflation, rising energy prices, geopolitical conflicts, and supply chain imbalances, including tariffs.
•The effects of financial market disruptions and/or an economic recession, and monetary and other governmental actions designed to address such disruptions, recession, or pandemics.
•The financial strength of the counterparties with which the Company or the Company’s customers do business and to which the Company has investment or financial exposure.
•The credit quality and credit agency ratings of the securities in the Company’s investment securities portfolio, a deterioration or downgrade of which could lead to change in the market value, the recognition of an allowance for credit losses on the affected securities and the recognition of a credit loss.
•The effects of, and changes in, laws, regulations and policies affecting banking, securities and monetary and financial matters as well as any laws otherwise affecting the Company, including, but not limited to, changes in U..S. tax laws and regulations.
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

Economic Environment

Through the end of 2025, incoming economic data per the Beige Book for the Company's region was little changed over the reporting period with an expected slight decline in activity over the next year. Consumer spending, construction and real estate demand rose slightly; employment was flat; business spending fell slightly; and manufacturing activity declined modestly. Prices rose moderately, wages were up modestly, and financial conditions loosened modestly. Net farm income in 2025 was similar to 2024.

Higher borrowing costs continue to present a risk to the economy, with consumer and business budgets accounting for higher interest costs. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will likely continue to impact our results in 2026 and beyond.

Our credit administration continues to closely monitor and analyze the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors. Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, senior management is cautiously optimistic that the Company is positioned to continue managing the impact of the varied set of risks and uncertainties currently impacting the economy and remain adequately capitalized. However, the Company may be required to make additional credit loss provisions as warranted by economic conditions and continued migration in the loan portfolio towards the special mention risk rating category.

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

Highlights with respect to items on the Company’s statement of income for the period ended December 31, 2025 included the following:

•The Company’s net income for 2025 was $60.50 million compared to $47.60 million in 2024 and $38.18 million in 2023.
•Diluted earnings per share were $6.81, $5.26, and $4.16 for the years ended December 31, 2025, 2024 and 2023, respectively.
•For the years ended December 31, 2025 and 2024, the Company achieved a net interest margin of 3.45% and 2.78%, respectively.
•For the year ended December 31, 2025, net interest income on a tax equivalent basis increased by $34.53 million.
•In 2025, interest income on a tax equivalent basis increased $30.50 million due to growth of $180.08 million in the Company's average earning assets and increased $19.49 million due to higher interest rates.

•Interest expense decreased $4.02 million primarily due to decrease in interest rates.

Highlights with respect to items on the Company’s balance sheet as of December 31, 2025 included the following:

•Total assets were $4.648 billion, an increase of $59.63 million since December 31, 2024, primarily due to items below.
•Cash and cash equivalents were $42.11 million, a decrease of $81.29 million since December 31, 2024.
•Investment securities available for sale were $955.58 million, an increase of $11.45 million since December 31, 2024.
•Loans, net of allowance for credit losses and unamortized fees and costs, totaling $3.507 billion, an increase of $119.30 million since December 31, 2024. The increase is primarily attributable to increases of $87.79 million in 1 to 4 family first mortgages, $1.77 million in junior mortgages, $1.52 million in multi-family mortgages, $1.02 million in farmland mortgages and $67.10 million in commercial mortgages offset by decreases of $20.94 million in construction loans, and $3.30 million in commercial and financial loans. Loans held for sale increased $4.08 million since December 31, 2024.
•Deferred income tax assets were $18.47 million, a decrease of $2.67 million since December 31, 2024.
•Deposits increased $21.70 million in 2025 to $3.368 billion primarily due to an increase in noninterest-bearing deposits of $15.19 million and savings accounts of $114.26 million offset by a decrease of $10.36 million in NOW and other demand and $97.38 million in time deposits.
•Short-term borrowings increased $40.25 million as of December 31, 2025, primarily due to the increase in FHLB daily reset advances of $149.25 million offset by $109.00 million due to borrowings with the Bank Term Funding Program being paid off. FHLB borrowings decreased $62.72 million.
•Stockholders’ equity increased $55.55 million to $548.23 million in 2025, with dividends having been paid in 2025 of $10.32 million.
Reference is made to Note 14 of the Company’s consolidated financial statements for a discussion of fair value measurements which relate to methods used by the Company in recording certain assets and liabilities on its consolidated financial statements.

The return on average equity was 11.84% in 2025 compared to 10.00% in 2024. The Company remains well-capitalized as of December 31, 2025 with a CBLR of 12.94%. The minimum regulatory guideline is 9.00%.  The Company paid a dividend per share of $1.15 in 2025, $1.10 per share in 2024 and $1.05 in 2023.

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

The component of the allowance for credit losses for loans that share common risk characteristics also considers factors for each loan class to adjust for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio. Such factors are used to adjust the historical probabilities of default and severity of loss so that they reflect management expectation of future conditions based on a reasonable and supportable forecast.

Management utilizes a qualitative factor framework to provide a qualitative estimate of the expected credit losses inherent in the loan portfolio in relation to potential limitations of the quantitative model. The framework considers the following factors:
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

Financial Position

The following table presents select lines from the consolidated balance sheets in Item 5, with the addition of the periods ended December 31, 2023, 2022, and 2021.

Year End Amounts	2025	2024	2023	2022	2021
	(Amounts In Thousands)
Total assets	$4,647,870	$4,588,242	$4,341,667	$3,980,481	$4,044,562
Investment securities (1)	987,647	972,160	795,167	782,565	555,900
Loans held for sale	8,047	3,971	2,023	1,663	5,716
Loans, net of allowance for credit losses	3,506,819	3,387,521	3,389,372	3,066,981	2,625,062
Deposits	3,367,835	3,346,133	3,282,780	3,357,367	3,533,994
Other short-term borrowings	586,882	546,636	219,000	82,061	249
Federal Home Loan Bank borrowings	64,333	127,050	296,648	40,000	—
Redeemable common stock	54,475	48,257	44,853	51,011	50,013
Stockholders' equity	548,234	492,687	470,286	428,260	438,450
(1)Investment securities includes stock of FHLB.

Total assets at December 31, 2025 increased $59.63 million, or 1.30%, from the prior year-end. This was primarily due to net loans which increased $119.30 million for the year ended December 31, 2025 compared to the prior year.  Loans held for sale to the secondary market increased $4.08 million for the year ended December 31, 2025.  Loans held for investment represent the largest component of the Bank’s earning assets. Loans held for investment were $3.565 billion and $3.438 billion at December 31, 2025 and 2024, respectively.

Loans held for investment increased in 2025 compared to 2024. This was primarily due to increases of $87.79 million in 1 to 4 family first mortgages, $1.77 million in junior mortgages, $1.52 million in multi-family mortgages, $1.02 million in farmland mortgages and $67.10 million in commercial mortgages offset by declines of $20.94 million in construction loans, $3.30 million in commercial and financial loans. Increases in commercial mortgages and commercial real estate were primarily due to the completion of large construction projects that were put on permanent financing during 2025. Given the current economic environment and the potential for lower interest rates, the increase in net loans in 2025 may continue into 2026.

On a net basis, the Company originated $130.48 million in loans to customers for the year ended December 31, 2025 compared to loans originated of $3.66 million for the year ended December 31, 2024. The Company has not historically engaged in significant participation activity and does not purchase participations from outside its established trade area. The Company’s policy allows for the purchase or sale of participations related to existing customers or to participate in community development activity. The Company held participations purchased of $15.58 million, $16.52 million and $17.04 million as of December 31, 2025, 2024 and 2023, respectively. The participations purchased were less than one percent of loans held for investment for each of the three years.

The loan composition in 2025 remained relatively the same compared to 2024 as follows. Residential real estate loans, including first and junior liens, were $1.405 billion and $1.316 billion as of December 31, 2025 and 2024, respectively. Residential real estate loans increased 6.81% in 2025 and decreased 3.60% in 2024.  Residential real estate loans were 39.42% of the loan portfolio at December 31, 2025 and 38.27% at December 31, 2024.  Agricultural loans, including production and mortgages, were $395.71 million and $394.45 million as of December 31, 2025 and 2024, respectively, an increase of 0.32% in 2025 compared to 2024. Agricultural loans represented 11.10% and 11.47% of the Company's loan portfolio as of December 31, 2025 and 2024, respectively. Construction loans were $338.10 million and $359.04 million as of December 31, 2025 and 2024, respectively, a decrease of 5.83% in 2025 compared to 2024. Construction loans represented 9.48% and 10.44% of the Company's loan portfolio as of December 31, 2025 and 2024, respectively. Commercial and financial loans were $295.62 million and $298.92 million as of December 31, 2025 and 2024, respectively, a decrease of 1.10% in 2025 compared to 2024. Commercial and financial loans represented 8.29% and 8.69% of the Company's loan portfolio as of December 31, 2025 and 2024, respectively. Multi-family real estate loans were $494.28 million and $492.76 million as of December 31, 2025 and 2024, respectively, an increase of 0.31% in 2025 compared to 2024. Multi-family real estate loans represented 13.87% and 14.33% of the Company's loan portfolio as of December 31, 2025 and 2024, respectively. Commercial real estate loans totaled $565.18 million at December 31, 2025, a 13.47% increase over the December 31, 2024 total of $498.08 million. Commercial real estate loans represented 15.85% and 14.49% of the Company’s loan portfolio as of December 31, 2025 and 2024, respectively.  The

Company monitors its commercial real estate level so that it does not have a concentration in that category that exceeds 300% of its capital.  Commercial real estate loan concentration was 171.72% of risk based capital as of December 31, 2025.

The following table shows the composition of loans (before deducting the allowance for credit losses) as of December 31 for each of the last five years.  The table does not include loans held for sale to the secondary market.

	2025	2024	2023	2022	2021

Agricultural	$118,924	$118,678	$115,786	$112,705	$106,933
Commercial and financial	295,618	298,917	307,190	269,568	222,002
Real estate:
Construction, 1 to 4 family residential	89,807	79,451	80,255	92,408	80,486
Construction, land development and commercial	248,292	279,589	313,878	196,240	127,021
Mortgage, farmland	276,790	275,768	281,164	256,570	232,744
Mortgage, 1 to 4 family first liens	1,261,877	1,174,083	1,221,296	1,130,989	909,564
Mortgage, 1 to 4 family junior liens	143,317	141,550	144,524	124,951	114,342
Mortgage, multi-family	494,282	492,762	471,009	436,952	382,792
Mortgage, commercial	565,177	498,078	416,670	402,842	401,377
Loans to individuals	28,763	35,301	40,205	36,675	32,687
Obligations of state and political subdivisions	41,885	43,994	46,446	48,213	50,285
	$3,564,732	$3,438,171	$3,438,423	$3,108,113	$2,660,233
Net unamortized fees and costs	291	290	359	308	299
	$3,565,023	$3,438,461	$3,438,782	$3,108,421	$2,660,532
Less allowance for credit losses	58,204	50,940	49,410	41,440	35,470
	$3,506,819	$3,387,521	$3,389,372	$3,066,981	$2,625,062

There were no foreign loans outstanding for any of the years presented.

The following table shows the remaining maturity of loans as of December 31, 2025. Maturities are based upon contractual dates.

	Amount Of Loans	One Year Or Less (1)	One To Five Years	Five To Fifteen Years	Over Fifteen Years
	(Amounts In Thousands)
Commercial and Agricultural	$2,088,890	$625,393	$1,095,860	$248,423	$119,214
Real Estate (2)	1,405,194	54,961	332,702	68,571	948,960
Other	70,648	14,356	18,561	14,867	22,864
Totals	$3,564,732	$694,710	$1,447,123	$331,861	$1,091,038

The types of interest rates applicable to these maturities are shown below:

Fixed rate	$2,177,252	$479,789	$1,395,342	$243,602	$58,519
Variable rate (3)	1,387,480	214,921	51,781	88,259	1,032,519
	$3,564,732	$694,710	$1,447,123	$331,861	$1,091,038

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

(3)Certain adjustable‑rate mortgage loans (“ARMs”) are included in the variable‑rate category in later maturity periods because these loans contractually reprice from fixed to variable interest rates following their initial fixed‑rate periods (generally 3, 5, 7, or 10 years). Prior to repricing, these loans bear fixed interest rates. The table reflects interest rate characteristics based on contractual terms over the remaining maturities rather than interest rates in effect as of the balance‑sheet date.

The overall economy in the Company’s trade area, Johnson, Linn, Washington, and Iowa Counties, remains in stable condition with levels of unemployment below national and state levels.  The following table shows unemployment and estimated median income information as of December 31, 2025, 2024 and 2023.

	Unemployment Rate %			Median Income
	2025	2024	2023	2025	2024	2023
United States	4.4%	4.1%	3.7%	$83,730	$80,610	$74,580
State of Iowa	3.5%	3.2%	3.2%	79,596	73,122	70,616
Johnson County	2.4%	2.2%	2.0%	77,533	74,797	71,385
Linn County	3.4%	3.2%	3.0%	78,217	72,336	68,705
Washington County	2.5%	2.3%	2.1%	78,473	77,414	68,296
Iowa County	3.2%	2.5%	n/a	77,841	77,292	n/a

Competition for quality loans and deposits may continue to be a challenge. The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Total deposits increased by $21.70 million in 2025 compared to an increase of $63.35 million in 2024.  As of June 30, 2025 (latest data available from the FDIC), Johnson County total deposits for all financial institutions were $13.408 billion and the Company’s deposits were $2.271 billion, which represent a 16.94% market share. At June 30, 2024, the Company’s deposits were $2.196 billion or a 16.21% market share. The Company had nine office locations in Johnson County as of June 30, 2025.  The total number of banking locations in Johnson County were 47 as of June 30, 2025. Linn County total deposits for all financial institutions were $8.790 billion as of June 30, 2025 and there were 97 total banking locations in the county.  The seven Linn County offices of the Company had deposits of $714.92 million or a 8.13% share of the market. The Company’s Linn County deposits at June 30, 2024 were $703.72 million and represented a 8.18% market share. As of June 30, 2025, the Company’s three Washington County offices had deposits of $336.77 million which was 34.04% of the county’s total deposits of $989.42 million. Washington County had a total of 13 banking locations as of June 30, 2025. In 2024, the Company’s Washington County deposits were $335.02 million or a 34.25% market share. The company's one location in Iowa County had deposits of $14.03 million which was 3.22% of the county's total deposits of $435.74 million. Iowa County had a total of 10 banking locations as of June 30, 2025. This branch was opened in November 2024.

The following tables show the amounts of the Company's average deposits and average rates paid on such deposits for the years ended December 31, 2025, 2024 and 2023 and the composition of the certificates of deposit issued in denominations in excess of $250,000 as of December 31, 2025, 2024 and 2023:

	December 31,
	2025	Rate	2024	Rate	2023	Rate
	(Amounts In Thousands)
Average noninterest-bearing deposits	$577,556	—	$564,740	—	$607,510	—
Average interest-bearing demand deposits	901,166	1.32%	918,535	1.49%	962,148	1.05%
Average savings deposits	992,139	1.35	893,062	1.08	990,168	0.78
Average time deposits	870,334	3.39	916,590	4.09	742,855	3.03
	$3,341,195		$3,292,927		$3,302,681
Uninsured deposits	$733,968		$719,615		$693,827

Time certificates issued in amounts of $250,000 or more with maturity in:

	2025	Rate
	(Amounts In Thousands)
3 months or less	$81,865	3.50%
3 through 6 months	74,314	3.29
6 through 12 months	38,544	3.57
Over 12 months	8,329	3.77
	$203,052
Portion uninsured	$90,190

Investment securities increased $15.49 million in 2025 compared to an increase of $176.99 million in 2024. The investment portfolio consists of $955.58 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity. The securities portfolio is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management. The Company completed a balance sheet repositioning related to its investment securities portfolio at the end of 2025. This consisted of multiple sales of lower-yielding AFS debt securities in 2025, resulting in a pre-tax realized loss on the sales of $9.63 million in total. The sale of these securities was done for the sole purpose of an investment portfolio repositioning.

The following tables show the carrying value of the investment securities held by the Bank, including stock of the Federal Home Loan Bank, as of December 31, 2025, 2024 and 2023 and the maturities and weighted average yields of the investment securities, computed using amortized cost on a tax-equivalent basis using a federal tax rate of 21%, as of December 31, 2025:

	December 31,
	2025	2024	2023
	(Amounts In Thousands)
Carrying value:
U.S. Treasury	$255,527	$288,462	$422,490
U.S. Government Agency and GSE securities	4,658	14,848	33,049
Stock of the Federal Home Loan Bank	32,063	28,024	15,746
Mortgage-backed securities and collateralized mortgage obligations	312,754	278,090	60,929
State and political subdivisions	382,645	362,736	262,953
	$987,647	$972,160	$795,167

	December 31, 2025
	Carrying Value	Weighted Average Yield
	(Amounts In Thousands)
U.S. Treasury, maturities:
Within 1 year	$49,383	1.48%
From 1 to 5 years	206,144	4.00
From 5 to 10 years	—	—
	$255,527
U.S. Government Agency and GSE securities, maturities:
Over 10 years	$4,658	4.18%

Stock of the Federal Home Loan Bank	$32,063	9.44%

State and political subdivisions, maturities:
Within 1 year	$35,748	3.74%
From 1 to 5 years	60,328	3.41
From 5 to 10 years	79,833	3.08
Over 10 years	206,736	5.16
	$382,645

Mortgage Backed Securities and Collateralized Mortgage Obligations, maturities:
Within 1 year	$1,620	5.60%
From 1 to 5 years	180,774	4.82
From 5 to 10 years	130,360	4.65
	$312,754
Total	$987,647

As of December 31, 2025, the Company held no investment securities exceeding 10% of stockholders’ equity, other than securities of the U.S. Government agencies and corporations.  The Company does not hold any investments in FNMA preferred stock, any pooled trust preferred stocks or other preferred stock type investments.  See Note 2 to the Company’s Consolidated Financial Statements.

During 2025 and 2024, the major funding source for loans and other assets, aside from deposits within the Company's trade area, were from short-term borrowings, primarily FHLB daily reset advances, in addition to FHLB borrowings. Brokered deposits totaled $35.17 million and $34.75 million as of December 31, 2025 and 2024, respectively. Total advances from the FHLB were $64.33 million at December 31, 2025 and $127.05 million in 2024. Total FHLB daily reset advances were $586.88 million as of December 31, 2025 and $437.64 million as of December 31, 2024. There was $109.00 million in funds borrowed from the Bank Term Funding Program as December 31, 2024 and was paid off during 2025. Federal funds purchased and FHLB funding sources are considered when loan growth exceeds core deposit increases and the interest rates on funds borrowed from the FHLB or other sources are favorable compared to other funding alternatives.

Stockholders’ equity was $548.23 million at December 31, 2025 compared to $492.69 million at December 31, 2024. The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section.  Over the last five years, the Company has realized cumulative earnings of $242.12 million and paid shareholders dividends of $48.13 million, or 19.88% of earnings, while maintaining capital ratios in excess of regulatory requirements.

The following table presents the return on average assets, return on average stockholders' equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Return on average assets	1.32%	1.09%	0.92%
Return on average stockholders' equity	11.84	10.00	8.63
Dividend payout ratio	17.05	21.11	25.38
Average stockholders' equity to average assets ratio	11.14	10.88	10.72

Net Income Overview

Net income and diluted earnings per share for the last three years are as presented below:

Year	Net Income	% (Decrease) Increase	Earnings Per Share - Diluted
	(In Thousands)
2025	$60,502	27.09%	$6.81
2024	47,604	24.70	5.26
2023	38,176	(20.06)	4.16

Net income for 2025 increased by $12.90 million or 27.09% and diluted earnings per share increased by 29.47%. In 2025, net interest income, before credit loss expense, increased by $34.36 million due to the increase in interest income of $30.33 million primarily due to higher loan and investment balances and higher interest rates. Noninterest income, excluding loss on sale of investment securities, increased by $1.94 million primarily due to increased trust fees and other noninterest income. The credit loss expense increased by $10.12 million and total noninterest expenses increased by $6.28 million primarily due to an increase in outside services, loss on disposal of property and equipment, and salaries and employee benefits.

Annual fluctuations in the Company's net income are driven primarily by four factors. The first factor is credit loss expense. The majority of the Company's interest earning assets are in loans outstanding, which were $3.565 billion at December 31, 2025. Credit loss expense was $12.33 million in 2025 compared to $2.21 million in 2024. Because the majority of the Company’s interest‑earning assets are comprised of loans, the level of credit loss expense can vary from year to year based on changes in the loan portfolio and the credit environment. In 2025, credit loss expense increased compared to the prior year largely due to updated economic expectations, growth in outstanding loan balances, and movements in model‑driven assumptions. These included shifts in economic outlook, changes in borrower payment behaviors, and adjustments to qualitative considerations reflecting portfolio trends and overall credit conditions. In addition, net charge‑off activity contributed to higher estimated loss rates for the year. The Company expects that future credit loss expense will continue to be influenced by loan growth, changes in economic conditions within its markets, and trends in asset quality.

The second factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Company's earnings assets. Net interest income of $150.18 million for 2025 was derived from the Company’s $4.461 billion of average earning assets and its tax-equivalent net interest margin of 3.45%.  Average earning assets in 2024 were $4.281 billion and the tax-equivalent net interest margin was 2.78%. Net interest income for the Company increased primarily as a result of interest income on higher loan and investment balances and rates. Interest expense decreased from decreased interest rates on borrowings, certificates of deposit, and interest-bearing deposits. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets, increasing yield on loans and the ongoing interest rate stance of the Federal Reserve Board.

The third factor affecting the Company’s net income is noninterest income, primarily the increase in trust fees. Trust fees were $17.14 million and $15.26 million for the years ended December 31, 2025 and 2024, respectively, an increase of 12.32%. This is primarily driven by the increase in assets under management of $400.74 million from $2.912 billion as of December 31, 2024 to $3.313 billion as of December 31, 2025, an increase of 13.77%. See the Noninterest Income section later in Item 7.

The fourth factor affecting the Company’s net income is noninterest expenses, primarily the increase in other noninterest expenses. See the Noninterest Expenses section later in Item 7.

For the overview discussion of the comparison of the Company’s results of operations for the fiscal year ended December 31, 2024 to the year ended December 31, 2023, please refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 14, 2025.

Net Interest Income
Net interest income is the excess of the interest and fees received on interest-earning assets over the interest paid on the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and interest-bearing liabilities and the net interest margin.  The volume of average earning assets has continued to grow each year, primarily due to higher loan and investment balances in 2025. The volume of interest-bearing liabilities increased in 2025 primarily due to an increase in deposits. Interest expense on interest-bearing deposits, certificates of deposit and borrowings decreased from 2024. The net interest margin was 3.45% in 2025, 2.78% in 2024 and 2.86% in 2023. Management believes the increase in net interest income and margin in 2025 reflects a combination of balance-sheet repositioning, changes in funding mix, and interest-rate dynamics that may not recur to the same extent in future periods, and future net interest income will depend primarily on loan and deposit growth and pricing, and the direction of market interest rates. The measure is shown on a tax-equivalent basis using a rate of 21% for 2025, 2024 and 2023 to make the interest earned on taxable and nontaxable assets more comparable.  Interest income and expense for 2025, 2024 and 2023 are indicated on the following table:

	Years Ended December 31,
	2025	2024	2023
	(Amounts In Thousands)
Income:
Loans (1)	$196,142	$179,600	$155,076
Taxable securities	26,327	14,780	10,674
Nontaxable securities (1)	14,340	11,039	6,534
Interest-bearing cash and cash equivalents	468	1,355	829
Total interest income	$237,277	$206,774	$173,113
Expense:
Interest-bearing demand deposits	11,888	13,692	10,134
Savings deposits	13,382	9,614	7,721
Time deposits	29,543	37,598	22,539
Other short-term borrowings, including Bank Term Funding Program and FHLB daily reset advances	13,222	16,556	11,330
FHLB borrowings	15,559	10,157	5,309
Total interest expense	$83,594	$87,617	$57,033
Net interest income	$153,683	$119,157	$116,080
(1)  Presented on a tax equivalent basis using a rate of 21% for 2025, 2024 and 2023. Interest income includes certain loan origination and document preparation fees, which comprise approximately 1.25% of the amounts indicated.

Net interest income on a tax-equivalent basis changed in 2025 as follows:

	Change In	Change In	Increase (Decrease)
	Average Balance	Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$72,915	0.36%	$3,767	$12,232	$15,999
Taxable securities	41,969	1.69	5,382	5,971	11,353
Nontaxable securities	77,493	0.37	2,594	1,432	4,026
Interest-bearing cash and cash equivalents	(12,294)	(1.57)	(726)	(149)	(875)
	$180,083		$11,017	$19,486	$30,503
Interest expense:
Interest-bearing demand deposits	$(17,369)	(0.17)%	$(296)	$(1,508)	$(1,804)
Savings deposits	99,077	0.27	2,985	783	3,768
Time deposits	(46,255)	(0.70)	(1,995)	(6,060)	(8,055)
Other short-term borrowings, including Bank Term Funding Program and FHLB daily reset advances	(35,119)	(0.53)	(767)	(2,567)	(3,334)
FHLB borrowings	153,604	(0.71)	8,103	(2,701)	5,402
	$153,938		$8,030	$(12,053)	$(4,023)
Change in net interest income			$2,987	$31,539	$34,526

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Net interest income on a tax equivalent basis changed in 2024 as follows:

	Change In Average Balance	Change In Average Rate	Increase (Decrease)
			Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$148,989	0.51%	$8,124	$16,784	$24,908
Taxable securities	(2,011)	0.68	337	3,769	4,106
Nontaxable securities	70,496	0.83	1,863	2,258	4,121
Interest-bearing cash and cash equivalents	7,625	0.53	399	127	526
	$225,099		$10,723	$22,938	$33,661
Interest expense:
Interest-bearing demand deposits	$(43,613)	0.43%	$433	$(3,990)	$(3,557)
Savings deposits	(97,106)	0.30	23	(1,917)	(1,894)
Time deposits	173,735	1.06	(5,347)	(9,712)	(15,059)
Other short-term borrowings, including Bank Term Funding Program and FHLB daily reset advances	118,583	(0.31)	(5,048)	(178)	(5,226)
FHLB borrowings	96,973	(0.33)	(5,485)	637	(4,848)
	$248,572		$(15,424)	$(15,160)	$(30,584)
Change in net interest income			$(4,701)	$7,778	$3,077

A summary of the average yields, average rates paid, net interest spread and margin is as follows:

	Years Ended December 31,
	2025	2024	2023
Average yields:
Loans (1)	5.66%	5.30%	4.78%
Loans (tax equivalent basis) (1)	5.67	5.31	4.80
Taxable securities	4.35	2.57	1.89
Nontaxable securities	3.07	2.65	2.01
Nontaxable securities (tax equivalent basis)	3.72	3.47	2.64
Interest-bearing cash and cash equivalents	4.40	5.82	5.32
Federal funds sold	0.75	4.24	1.51
Average rates paid:
Interest-bearing demand deposits	1.32	1.49	1.05
Savings deposits	1.35	1.08	0.78
Time deposits	3.39	4.09	3.03
Short-term borrowings	4.44	4.97	5.29
FHLB borrowings	4.51	5.22	5.55
Yield on average interest-earning assets	5.30	4.82	4.27
Rate on average interest-bearing liabilities	2.45	2.68	1.90
Net interest spread (2)	2.85	2.14	2.37
Net interest margin (3)	3.45	2.78	2.86

(1)Non-accruing loans have been included in the average loan balances for purposes of this computation.
(2)Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 21% for 2025, 2024 and 2023.  The net interest spread increased 71 basis points in 2025 compared to 2024 and the net interest spread decreased 23 basis points in 2024 compared to 2023.
(3)Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.  The net interest margin increased 67 basis points in 2025.  The net interest margin decreased 8 basis points in 2024 compared to 2023.

The Federal Open Market Committee met eight times during 2025. The federal funds target rate decreased to 3.75% as of December 31, 2025 from 4.50% as of December 31, 2024. Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate. In the pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates. As of December 31, 2025, the average rate indexes for the one, three and five year indexes were 3.48%, 3.55% and 3.73%, respectively.  The one year index decreased 16.35% compared to December 31, 2024, the one, three and five year indexes were 4.16%, 4.27% and 4.38%, respectively.

Current Expected Credit Losses and Allowance for Credit Losses (ACL)

Credit loss expense was $12.33 million for the year ended December 31, 2025 compared to expense of $2.21 million in 2024, an increase of expense of $10.12 million. The credit loss expense includes an increase of expense of $1.60 million related to the ACL on off-balance sheet credit exposures for the year ended December 31, 2025 compared to $2.21 million benefit for 2024. Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio. Also, under CECL, a significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment and National real gross domestic product (GDP). The Company believes that credit loss expense is expected to be dependent on the Company’s loan growth, local economic conditions and asset quality. The percentage of the allowance to outstanding loans was 1.63% and 1.48% at December 31, 2025 and 2024, respectively.  The credit loss expense was $12.33 million in 2025, and $2.21 million in 2024 and $15.62 million in 2023.  Loan charge-offs net of recoveries were $3.46 million in 2025, loan charge-offs net of recoveries were $2.89 million in 2024 and loan recoveries net of charge-offs were $6.97 million in 2023. Management has determined that the allowance for credit losses was appropriate at December 31, 2025, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment. However, the allowance for credit losses is based on a comprehensive and well-documented applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans and overall levels of net charge-offs. However, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ACL and make additional provisions in future periods as deemed necessary.

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

In certain circumstances, the Bank may modify various terms of a loan to maximize the collection of amounts due. Refer to Note 3 for a summary of modifications made to loans in 2025 and 2024. Generally, the borrower is experiencing financial difficulties, so concessionary modification is granted to the borrower that otherwise would not be considered.

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

Collateral-dependent loans decreased $2.06 million from December 31, 2024 to December 31, 2025.  Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and loans made to borrowers with financial difficulties. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 0.88% of loans held for investment as of December 31, 2025 and 0.97% as of December 31, 2024. The decrease in collateral-dependent loans is primarily due to a decrease in nonaccrual loans of $6.31 million. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans. A description of the Bank's credit quality indicators are discussed in Note 3 to the Company's Consolidated Financial Statements.

The following table summarizes the Company's collateral dependent loans and non-performing assets as of December 31 for each of the years presented:

	2025	2024	2023	2022	2021
	(Amounts In Thousands)
Nonaccrual loans	$17,613	$23,926	$30,888	$6,815	$8,491
Accruing loans past due 90 days or more (1)	2,537	866	545	553	201
Loans with specific reserves, credit cards for 2025	175	192	1,665	307	20
Loan modifications to borrowers experiencing financial difficulties	7,834	6,741	4,087	—	—
2025-2023 Other non-performing loans; 2022 and prior former troubled debt restructurings ("TDR loans")(2)	1,306	1,770	3,159	5,905	7,921
Total non-performing loans	$29,465	$33,495	$40,344	$13,580	$16,633
Other real estate	452	1,035	—	—	—
Non-performing assets (includes collateral dependent loans and other real estate)	$29,917	$34,530	$40,344	$13,580	$16,633
Loans held for investment	$3,564,732	$3,438,171	$3,438,423	$3,108,113	$2,660,233
Ratio of allowance for credit losses to loans held for investment	1.63%	1.48%	1.44%	1.33%	1.33%
Ratio of allowance for credit losses to non-performing loans	197.54	152.08	122.47	305.15	213.25
Ratio of non-performing loans to total loans held for investment	0.83	0.97	1.17	0.44	0.63
Ratio of non-performing assets to total assets	0.64	0.75	0.93	0.34	0.41

(1)The accruing loans past due 90 days or more are still believed to be adequately collateralized. Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.
(2)Total TDR loans were $7.66 million and $10.20 million as of December 31, 2022 and 2021, respectively.  Included in the total nonaccrual loans were $1.75 million and $2.28 million of TDR loans as of December 31, 2022 and 2021, respectively.

The ratio of allowance for credit losses to non-performing loans increased to 197.54% as of December 31, 2025 compared to 152.08% as of December 31, 2024.  The increase in 2025 is primarily due to the increase in the allowance for credit losses and the decrease in nonaccrual loans compared to 2024. The ratio of non-performing loans to total gross loans was 0.83% and 0.97% at December 31, 2025 and 2024, respectively.  The decrease in the 2025 ratio is primarily due to the decrease in nonaccrual loans.

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments.  The Company also considers the state of the total economy including unemployment levels.  In most instances, the borrowers have used in their rental projections of income at least a 10.00% vacancy rate.  As of December 31, 2025, the unemployment levels in Johnson County and Linn County were 2.40% and 3.40%, respectively, compared to 2.20% and 3.20% in December of 2024.  These levels compare favorably to the State of Iowa at 3.50% and the national unemployment level at 4.40% in December 2025 compared to 3.20% and 4.10%, respectively in December 2024.

The State of Iowa vacancy rate is 7.30% and the national rate is 7.20% with the Midwest rate at 7.20%.  These vacancy rates one year ago were 8.40%, 6.90% and 7.20%, respectively, so are slightly lowered compared to the prior year.  The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio. Vacancy rates may continue to rise in 2026 and affect the overall quality of the loan portfolio.

See Note 3 to the Company's Consolidated Financial Statements for additional disclosures on loans.

SUMMARY OF CREDIT LOSS EXPERIENCE ON LOANS

The allowance for credit losses is also affected by the charge-offs and recoveries for the periods presented.  For the years ended December 31, 2025, 2024 and 2023, recoveries were $3.53 million, $3.99 million, and $1.67 million, respectively; charge-offs were $6.99 million, $6.88 million, and $8.64 million in 2025, 2024 and 2023, respectively.

Overall credit quality may deteriorate in 2026.  Such deterioration could cause increases in non-performing loans, allowance for credit losses, credit loss expense and net charge-offs.  Management will monitor changing market conditions as a part of its allowance for credit loss methodology.  The following table summarizes the Bank's credit loss experience on loans for the years ended December 31 for each of the years presented:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2025
Allowance for credit losses:
Beginning balance	$674	$10,217	$2,393	$3,252	$22,929	$10,353	$1,122	$50,940
Charge-offs	(39)	(2,128)	(428)	—	(1,375)	(1,297)	(1,722)	(6,989)
Recoveries	180	1,635	77	42	650	517	428	3,529
Credit loss (benefit) expense	(397)	2,166	1,740	(816)	4,394	2,627	1,010	10,724
Ending balance	$418	$11,890	$3,782	$2,478	$26,598	$12,200	$838	$58,204

Net charge-offs/(net recoveries) to average net loans outstanding	(0.12)%	0.17%	0.10%	(0.02)%	0.05%	0.08%	1.73%	0.10%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2024
Allowance for credit losses:
Beginning balance	$2,516	$8,750	$6,482	$3,429	$18,552	$8,156	$1,525	$49,410
Charge-offs	(669)	(2,568)	(739)	(39)	(1,151)	(224)	(1,490)	(6,880)
Recoveries	100	1,197	886	37	964	430	378	3,992
Credit loss (benefit) expense	(1,273)	2,838	(4,236)	(175)	4,564	1,991	709	4,418
Ending balance	$674	$10,217	$2,393	$3,252	$22,929	$10,353	$1,122	$50,940

Net charge-offs/(net recoveries) to average net loans outstanding	0.49%	0.45%	(0.04)%	—%	0.01%	(0.02)%	1.34%	0.08%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2023
Allowance for credit losses:
Beginning balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440
Charge-offs	(781)	(3,214)	(2,066)	(21)	(467)	(869)	(1,219)	(8,637)
Recoveries	72	556	13	56	446	256	267	1,666
Credit loss (benefit) expense	683	5,149	4,346	405	4,365	(647)	640	14,941
Ending balance	$2,516	$8,750	$6,482	$3,429	$18,552	$8,156	$1,525	$49,410

Net charge-offs/(net recoveries) to average net loans outstanding	0.62%	0.92%	0.60%	(0.01)%	—%	0.07%	1.11%	0.21%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2022
Allowance for credit losses:
Beginning balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470
Charge-offs	(357)	(447)	—	(40)	(729)	(51)	(589)	(2,213)
Recoveries	83	584	48	296	898	361	153	2,423
Credit loss (benefit) expense	555	1,853	1,841	(700)	2,541	(1,392)	1,062	5,760
Ending balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440

Net charge-offs/(net recoveries) to average net loans outstanding	0.25%	(0.06)%	(0.02)%	(0.10)%	(0.01)%	(0.04)%	0.52%	(0.01)%

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2021
Allowance for credit losses:
Beginning balance	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070
Impact of adopting ASC 326	(328)	298	327	763	522	1,396	(232)	2,746
Charge-offs	(106)	(136)	(3)	(1)	(482)	(265)	(323)	(1,316)
Recoveries	142	1,103	94	25	964	263	152	2,743
Credit loss (benefit) expense	45	(1,881)	(437)	(1,527)	(1,874)	(311)	212	(5,773)
Ending balance	$2,261	$4,269	$2,300	$3,433	$11,498	$10,498	$1,211	$35,470

Net charge-offs/(net recoveries) to average net loans outstanding	(0.04)%	(0.38)%	(0.05)%	(0.01)%	(0.05)%	—%	0.20%	(0.05)%

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

The following table presents the allowance for credit losses by type of loans, the percentage of the allocation for each category to the total allowance and the percentage of all loans in each category to total loans as of December 31, 2025, 2024, 2023, 2022 and 2021:

	2025			2024
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$418	0.72%	3.34%	$674	1.32%	3.45%
Commercial and financial	11,890	20.43	8.29	10,217	20.06	8.69
Real estate:
Construction, 1 to 4 family residential	617	1.06	2.52	280	0.55	2.31
Construction, land development and commercial	3,165	5.44	6.97	2,113	4.15	8.13
Mortgage, farmland	2,478	4.26	7.76	3,252	6.38	8.02
Mortgage, 1 to 4 family first liens	20,959	36.01	35.40	18,210	35.75	34.15
Mortgage, 1 to 4 family junior liens	5,639	9.69	4.02	4,719	9.26	4.12
Mortgage, multi-family	2,345	4.03	13.87	2,828	5.55	14.33
Mortgage, commercial	9,855	16.93	15.85	7,525	14.77	14.49
Loans to individuals	826	1.42	0.81	1,109	2.18	1.03
Obligations of state and political subdivisions	12	0.01	1.17	13	0.03	1.28
	$58,204	100.00%	100.00%	$50,940	100.00%	100.00%

	2023			2022
Agricultural	$2,516	5.09%	3.37%	$2,542	6.13%	3.63%
Commercial and financial	8,750	17.71	8.93	6,259	15.10	8.67
Real estate:
Construction, 1 to 4 family residential	1,113	2.25	2.33	1,111	2.68	2.97
Construction, land development and commercial	5,369	10.87	9.13	3,078	7.43	6.31
Mortgage, farmland	3,429	6.94	8.18	2,989	7.21	8.25
Mortgage, 1 to 4 family first liens	14,664	29.68	35.52	11,147	26.91	36.40
Mortgage, 1 to 4 family junior liens	3,888	7.87	4.20	3,061	7.39	4.02
Mortgage, multi-family	4,255	8.61	13.70	4,435	10.70	14.06
Mortgage, commercial	3,901	7.90	12.12	4,981	12.02	12.96
Loans to individuals	1,247	2.52	1.17	1,397	3.37	1.18
Obligations of state and political subdivisions	278	0.56	1.35	440	1.06	1.55
	$49,410	100.00%	100.00%	$41,440	100.00%	100.00%

	2021
	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)
Agricultural	$2,261	6.37%	4.02%
Commercial and financial	4,269	12.04	8.35
Real estate:
Construction, 1 to 4 family residential	818	2.31	3.03
Construction, land development and commercial	1,482	4.18	4.77
Mortgage, farmland	3,433	9.68	8.75
Mortgage, 1 to 4 family first liens	8,340	23.52	34.19
Mortgage, 1 to 4 family junior liens	3,158	8.90	4.30
Mortgage, multi-family	3,715	10.47	14.39
Mortgage, commercial	6,783	19.12	15.09
Loans to individuals	771	2.17	1.23
Obligations of state and political subdivisions	440	1.24	1.88
	$35,470	100.00%	100.00%

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

Noninterest Income

The following table sets forth the various categories of noninterest income for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,			$ Change		% Change
	2025	2024	2023	2025/2024	2024/2023	2025/2024	2024/2023
	(Amounts in thousands)
Net gain on sale of loans	$1,637	$2,342	$1,541	$(705)	$801	(30.10)%	51.98%
Trust fees	17,141	15,261	13,578	1,880	1,683	12.32	12.40
Service charges and fees	13,114	12,923	12,946	191	(23)	1.48	(0.18)
Other noninterest income	2,090	1,512	541	578	971	38.23	179.48
Loss on sale of investment securities	(9,633)	(5,217)	$—	(4,416)	(5,217)	84.65	—
	$24,349	$26,821	$28,606	$(2,472)	$(1,785)	(9.22)%	(6.24)%

The noninterest income of the Company was $24.35 million in 2025 compared to $26.82 million in 2024.  The decrease of $2.47 million in 2025 was the result of a combination of factors discussed below.

The net gain on the sale of loans was $1.64 million and $2.34 million for the years ended December 31, 2025 and 2024, respectively, a decrease of 30.10% for the year ended December 31, 2025 compared to the same period in 2024. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates as well as the current origination and refinancing activity. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees were $17.14 million and $15.26 million for the years ended December 31, 2025 and 2024, respectively, an increase of 12.32% for the year ended December 31, 2025 compared to the same period in 2024. This is primarily driven by the increase in assets under management of $400.74 million from $2.912 billion as of December 31, 2024 to $3.313 billion as of December 31, 2025 and increased investment transaction activity. The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 65% of assets under management. In 2025, the Dow Jones Industrial Average increased 12.97%.

The Company completed a balance sheet repositioning related to its investment securities portfolio at the end of 2025. This consisted of multiple sales of lower-yielding AFS debt securities in 2025, resulting in a pre-tax realized loss on the sales of $9.63 million in total. The sale of these securities was done for the sole purpose of an investment portfolio repositioning. The securities sales executed as part of the Company’s balance sheet repositioning strategy in 2025 resulted in realized losses recognized in earnings, while also contributing to the improvement in accumulated other comprehensive loss and positioning the investment portfolio for enhanced yield and reduced interest rate sensitivity in future periods. Management does not currently anticipate additional material balance-sheet repositioning losses of a similar magnitude.

Other noninterest income categories experienced marginal period-to-period fluctuations for the year ended December 31, 2025.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the year ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,			$ Change		% Change
	2025	2024	2023	2025/2024	2024/2023	2025/2024	2024/2023
	(Amounts in thousands)
Salaries and employee benefits	$46,176	$44,548	$44,897	$1,628	$(349)	3.65%	(0.78)%
Occupancy	4,688	4,266	4,408	422	(142)	9.89	(3.22)
Loss on disposal of property and equipment	1,071	—	—	1,071	—	100.00	—
Furniture, equipment and software	7,456	6,757	6,835	699	(78)	10.34	(1.14)
Office supplies and postage	2,167	2,043	1,879	124	164	6.07	8.73
Advertising and business development	3,128	2,970	2,851	158	119	5.32	4.17
Outside services	16,513	14,021	13,791	2,492	230	17.77	1.67
FDIC insurance assessment	2,018	1,922	1,807	96	115	4.99	6.36
Other noninterest expense	3,296	3,706	1,929	(410)	1,777	(11.06)	92.12
	$86,513	$80,233	$78,397	$6,280	$1,836	7.83%	2.34%

Total noninterest expenses were $86.51 million and $80.23 million for the years ended December 31, 2025 and 2024, respectively.  The increase is $6.28 million or 7.83% in 2025 and an increase of $1.84 million or 2.34% in 2024.

Salaries and employee benefits increased $1.63 million or 3.65% in 2025 primarily due to annual salary adjustments.

Occupancy expenses increased $422,000 or 9.89% in 2025. The primary reasons for the increase are increased bank building ground maintenance and bank building repairs and maintenance.

Furniture, equipment and software increased $699,000 or 10.34% in 2025. This is primarily due to the yearly rate increase in software maintenance contracts.

The amounts for 2025 include a loss on disposal of property and equipment of $1.07 million as a result of prior period property and equipment disposals of $36.47 million which were corrected in the current period and are discussed further in Note 1.

Outside services increased $2.49 million or 17.77% in 2025. This is primarily driven by $1.11 million increase of professional fees related to internal control testing and improvements. Additional increases were a $487,000 increase in debit card and data processing expenses as well as a $434,000 increase in other real estate owned losses over the prior year end.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the year ended December 31, 2025.

Income Taxes

Income tax expense was $15.19 million, $12.60 million, and $10.30 million for the years ended December 31, 2025, 2024 and 2023, respectively. Income taxes as a percentage of income before income taxes were 20.07% in 2025, 20.93% in 2024 and 21.24% in 2023. See Note 11 Income Taxes for additional information.

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

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. Deposit inflows and outflows can vary widely based on prevailing market interest rates, competition, economic conditions, our business customers' liquidity needs and by recent developments in the financial services industry. Uninsured deposits as of December 31, 2025 and 2024 were approximately $733.97 million and $719.62 million, respectively, which comprised 21.79% and 21.51% of total deposits.

As of December 31, 2025, the Company had additional borrowing capacity available from the FHLB of $986.75 million. The Company had $64.33 million outstanding in FHLB borrowings as of December 31, 2025 with maturities through 2030. The Company also had $586.88 million outstanding in FHLB daily reset advances as of December 31, 2025. In addition, the Company had $175.00 million in borrowing capacity available through secured and unsecured lines of credit with correspondent banks with no borrowings under those federal funds lines as of December 31, 2025. During 2025 the Company paid off its outstanding balance of $109.00 million in the Bank Term Funding Program. Finally, the Company had $105.54 million in borrowing capacity available through the Federal Reserve Discount Window with no borrowings as of December 31, 2025.

On an unconsolidated basis, the Company had cash balances of $2.96 million as of December 31, 2025.  In 2025, the Company received dividends of $26.32 million from its subsidiary Bank and used those funds to pay dividends to its stockholders of $10.32 million and to fund purchases of treasury stock under the 2005 Stock Repurchase Program.  The total purchase of treasury stock under the 2005 Stock Repurchase Program totaled $15.63 million and $12.90 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, stockholders' equity, before deducting for the maximum cash obligation related to the ESOP, was $602.71 million and $540.94 million, respectively.  This measure of stockholders’ equity as a percent of total assets was 12.97% at December 31, 2025 and 11.79% at December 31, 2024.  As of December 31, 2025, total equity, after deducting the maximum cash value related to the ESOP, was 11.80% of assets compared to 10.74% of assets at the prior year end.

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

On a consolidated basis, 2025 cash flows from operations provided $68.81 million, proceeds from maturities of investments available for sale provided $167.28 million and proceeds from FHLB borrowings, FHLB daily reset advances and Bank Term Funding Program borrowings provided $1.743 billion. These cash flows were invested in multiple areas including $250.17 million in purchases of investment securities and $130.48 million of loans made to customers. In addition, $3.67 million was used to purchase property and equipment.

The Bank has a contingency funding plan to address liquidity issues in times of crisis.  The primary source of funding will be the Bank’s customer deposit base.  The Bank has established alternative sources of funding available to increase liquidity.  The availability of the funding sources is tested on an annual basis.  The Bank performs quarterly stress testing to determine if the Bank has an appropriate amount of funding sources to address potential liquidity needs. At December 31, 2025, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $686.44 million (see Note 16 to the Company's Consolidated Financial Statements).  Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements.  Another liquidity source includes obtaining additional funds from the Federal Home Loan Bank (FHLB).  As of December 31, 2025, the Bank can obtain an additional $986.75 million from the FHLB based on the current real estate mortgage loans held.  In addition, the Bank has arranged $175.00 million of credit lines at three banks. Investment securities are pledged to secure a credit line of $50.00 million, while the other credit lines are unsecured. Other liquidity sources include various sources of brokered deposits.

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank borrowings during 2025, 2024 and 2023:

	2025	2024	2023
	(Amounts In Thousands)
Outstanding balance as of December 31	$64,333	$127,050	$296,648
Weighted average interest rate at year end	4.05%	5.22%	5.55%
Maximum month-end balance	600,621	359,895	296,648
Average month-end balance	344,950	191,346	94,413
Weighted average interest rate for the year	4.45%	5.22%	5.55%

The following tables show outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of FHLB daily reset advances and bank term funding program borrowings during 2025, 2024 and 2023:

	2025	2024	2023
Bank Term Funding Program	(Amounts In Thousands)
Outstanding balance as of December 31	$—	$109,000	$219,000
Weighted average interest rate at year end	—%	4.77%	5.29%
Maximum month-end balance	—	219,000	219,000
Average month-end balance	4,395	214,726	8,900
Weighted average interest rate for the year	5.17%	4.77%	5.29%

FHLB Daily Reset Advances
Outstanding balance as of December 31	$586,882	$437,636	$—
Weighted average interest rate at year end	3.98%	5.31%	—%
Maximum month-end balance	588,740	437,636	286,119
Average month-end balance	293,265	118,113	205,315
Weighted average interest rate for the year	4.43%	5.31%	5.31%

The Bank has off-balance sheet commitments to fund additional borrowings of customers.  Contractual commitments to fund loans are met from the proceeds of federal funds sold or investment securities and additional borrowings.  Many of the contractual commitments to extend credit will not be funded because they represent the credit limits on credit cards and home equity lines of credits.

As disclosed in Note 16 to the Company's Consolidated Financial Statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2025:

	Payments Due By Period
	(Amounts In Thousands)
	Total	Less Than One Year	One - Three Years	Three - Five Years	More Than Five Years
Contractual obligations:
Long-term debt obligations	$651,215	$586,882	$40,000	$24,333	$—
Operating lease obligations	1,001	318	611	72	—
Total contractual obligations:	$652,216	$587,200	$40,611	$24,405	$—
Other commitments:
Lines of credit	$675,284	$482,597	$147,828	$41,219	$3,640
Standby letters of credit	11,152	5,806	1,387	1,119	2,840
Total other commitments	$686,436	$488,403	$149,215	$42,338	$6,480

The Company and the Bank have no additional material commitments or plans that will materially affect liquidity or capital resources.  Property and equipment may be acquired in cash purchases, or they may be financed if favorable terms are available.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is to changes in interest rates.  Interest rate risk is the risk to current or anticipated earnings or capital arising from movements in interest rates.  Interest rate risk arises from repricing risk, basis risk, yield curve risk and options risk.  Repricing risk is the difference between the timing of rate changes and the timing of cash flows.  Basis risk is the difference from changing rate relationships among different yield curve affecting Company activities.  Yield curve risk is the difference from changing rate relationships across the spectrum of maturities.  Option risk is the difference resulting from interest-related options embedded in Company products. The Company's primary source of interest rate risk exposure arises from repricing risk. To measure this risk the Company uses a static gap measurement system that identifies the repricing gaps across the full maturity spectrum of the Company's assets and liabilities and an earnings simulation approach.  The gap schedule is known as the interest rate sensitivity report.  The report reflects the repricing characteristics of the Company's assets and liabilities.  The report details the calculation of the gap ratio.  This ratio indicates the amount of interest-earning assets repricing within a given period in comparison to the amount of interest-bearing liabilities repricing within the same period of time.  A gap ratio of 1.0 indicates a matched position, in which case the effect on net interest income due to interest rate movements will be minimal.  A gap ratio of less than 1.0 indicates that more liabilities than assets reprice within the time period, and a ratio greater than 1.0 indicates that more assets reprice than liabilities.

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

The Company maintains an Asset/Liability Committee, which meets at least quarterly to review the interest rate sensitivity position and to review and develop various strategies for managing interest rate risk within the context of the following factors: 1) capital adequacy, 2) asset/liability mix, 3) economic outlook, 4) market characteristics and 5) the interest rate forecast.  In addition, the Company uses a simulation model to review various assumptions relating to interest rate movement. The Company engages a third party that utilizes a modeling program to measure the Company’s exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, this analysis measures the estimated change in net interest income. The simulations allow for ongoing assessment of interest rate sensitivity and can include the impact of potential new business strategies. The modeled scenarios begin with a base case in which rates are unchanged and include parallel and nonparallel rate shocks. The results of these shocks are measured in two forms: first, the impact on the net interest margin and earnings over one and two year time frames; and second, the impact on the theoretical market value of equity. The results of the simulation are compared against approved policy limits. The model attempts to limit rate risk even if it appears the Company's asset and liability maturities are perfectly matched and a favorable interest margin is present.  The Company's policy is to generally maintain a balance between profitability and interest rate risk.

The Company uses derivative financial instruments, when needed, to manage the impact of changes in interest rates on future interest income or interest expense.  The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these derivative instruments, but believes the risk of these losses has been minimized by entering into the contracts with large, stable financial institutions.

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

The table set forth below includes the portion of the balances in interest-bearing checking, savings and money market accounts that management has estimated to mature within one year. The classifications are used because the Company's historical data indicates that these have been very stable deposits without much interest rate fluctuation.  Historically, these accounts would not need to be adjusted upward as quickly in a period of rate increases so the interest risk exposure would be less than the re-pricing schedule indicates. The FHLB borrowings are classified based on either their due date or if they are callable on their most likely call date based on the interest rate.

	Repricing
	Maturities	Days				More Than
	Immediately	2-30	31-90	91-180	181-365	One Year	Total
	(Amounts in Thousands)
Earning assets:
Excess Cash	$6,915	$—	$—	$—	$—	$—	$6,915
Federal funds sold	247	—	—	—	—	—	247
Investment securities	—	5,175	9,555	45,323	27,381	900,213	987,647
Loans	12,501	359,864	101,124	242,593	305,583	2,551,405	3,573,070
Total earning assets	19,663	365,039	110,679	287,916	332,964	3,451,618	4,567,879
Sources of funds:
Interest-bearing checking and savings accounts	105,344	—	—	—	—	1,836,145	1,941,489
Certificates of deposit	—	135,679	209,709	309,471	132,736	42,521	830,116
FHLB borrowings	—	—	—	—	—	64,333	64,333
Short-term borrowings	586,882	—	—	—	—	—	586,882
	692,226	135,679	209,709	309,471	132,736	1,942,999	3,422,820
Other sources, primarily noninterest-bearing	—	—	—	—	—	1,141,545	1,141,545
Total sources	692,226	135,679	209,709	309,471	132,736	3,084,544	4,564,365
Interest
Rate Gap	$(672,563)	$229,360	$(99,030)	$(21,555)	$200,228	$367,074	$3,514
Cumulative Interest
Rate Gap at December 31, 2025	$(672,563)	$(443,203)	$(542,233)	$(563,788)	$(363,560)	$3,514
Gap Ratio	0.03	2.69	0.53	0.93	2.51	1.12
Cumulative Gap Ratio	0.03	0.46	0.48	0.58	0.75	1.00

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

The following table, which presents balances and related weighted average interest rates by expected maturity dates, provides information about the Company's loans, investment securities and deposits that are sensitive to changes in interest rates.

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$479,790	$371,339	$299,772	$276,622	$447,608	$302,121	$2,177,252	$2,363,895
Average interest rate	5.57%	5.12%	4.65%	6.38%	5.82%	6.50%	5.00%
Loans, variable:
Balance	$214,921	$22,397	$14,172	$4,593	$10,619	$1,120,778	$1,387,480	$1,069,733
Average interest rate	5.40%	6.79%	6.47%	6.34%	5.46%	6.20%	5.09%
Investments (1):
Balance	$118,814	$62,908	$126,884	$140,527	$116,927	$421,587	$987,647	$987,647
Average interest rate	4.36%	4.03%	4.35%	4.16%	4.54%	4.57%	4.41%
Liabilities:
Liquid deposits (2):
Balance	$—	$—	$—	$—	$—	$—	$1,941,489	$1,736,860
Average interest rate	—%	—%	—%	—%	—%	—%	1.22%
Deposits, certificates:
Balance	$786,535	$30,091	$9,880	$2,195	$1,415	$—	$830,116	$826,907
Average interest rate	3.10%	2.12%	1.79%	86.00%	74.00%	—%	5.92%

(1)Includes all available-for-sale investments and Federal Home Loan Bank stock.
(2)Includes NOW and other demand, savings and money market funds.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included on pages 56 through 119.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
Hills Bancorporation
Hills, Iowa

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hills Bancorporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2026, expressed an adverse opinion thereon.

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

Allowance for Credit Losses on Loans

Description of the Matter

The Company’s allowance for credit losses on loans (the “ACL”) was $58.2 million at December 31, 2025. As more fully described in Notes 1 and 3 to the financial statements, the ACL is an estimate of lifetime expected credit losses. The Company uses a discounted cash flow (DCF) model to estimate expected losses for most of the Company’s loan pools that exhibit similar risk characteristics. This model calculates an expected loss percentage for each loan class by considering the probability of default, using life-of-loan analysis periods for all loan segments, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan class. For each of these loan pools, the Company generates cash flow projections at the instrument level adjusting payment expectations for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan pools. Management utilizes a qualitative factor framework to provide a qualitative estimate of the expected credit losses inherent in the loan portfolio in relation to potential limitations of the quantitative model. Loans that do not share risk characteristics are evaluated on an individual basis.

We identified the qualitative adjustment component of the ACL as a critical audit matter. The principal considerations for our determination included the high degree of subjectivity, particularly as it relates to the qualitative factor framework included in the ACL and the overall aggregation of qualitative factors, and therefore, applying audit procedures required a higher degree of auditor judgment and subjectivity. In addition, during 2025, the Company identified a material weakness in internal control over financial reporting related to controls surrounding the framework used to determine qualitative adjustments to the ACL, which increased the extent of auditor judgment and audit effort necessary to evaluate the reasonableness of management’s qualitative factors and their aggregation.

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

◦The qualitative adjustment framework, including controls over governing the development, approval and application of management’s maximum loss rate used to constrain the qualitative allowance available for allocation.

•Evaluated the reasonableness of the key assumptions and data used to develop the qualitative adjustment framework, including considering the key data’s completeness and accuracy within the model.

•Evaluated the mathematical accuracy of the ACL model used, as well as the method for developing the qualitative adjustments.

•Evaluated the reasonableness of management’s qualitative adjustments by developing independent expectations, assessing consistency with observed portfolio trends and external economic indicators, and evaluating whether the aggregation of qualitative factors appropriately reflected risks not captured by the quantitative model.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2012.
Springfield, Missouri

March 18, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
Hills Bancorporation
Hills, Iowa

Opinion on the Internal Control Over Financial Reporting

We have audited Hills Bancorporation’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

•The Company did not maintain effective controls over financial reporting, including certain management review controls and activity-level controls over the period-end financial reporting process and controls to ensure that i) period end financial statements to be filed are correct, and ii) our independent auditor has completed its procedures prior to the filing of period-end financial statements.

•The Company did not maintain effective controls over the review, posting, and approval of manual journal entries.

•The Company did not maintain effective controls over the identification and disclosure of related party transactions.

•The Company did not maintain effective controls over the framework used to determine the qualitative component of the allowance for credit losses on loans and the review process to ensure qualitative adjustments are accurately determined and applied.

•The Company did not maintain effective controls over the determination of estimated useful lives and the timely identification and recording of dispositions of property and equipment.

•Management lacks sufficient depth and structure in the oversight of the financial reporting function and has insufficient staffing levels with specialized technical accounting and internal control expertise to effectively design controls and perform an adequate level of review over the period‑end financial reporting process.

These material weaknesses were considered in determining the nature, timing, and extent of auditing procedures applied in our audit of the Company’s consolidated financial statements, and this report does not affect our report dated March 18, 2026, on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and our report dated March 18, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Springfield, Missouri

March 18, 2026

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024
(Amounts In Thousands, Except Shares)

ASSETS	2025	2024
Cash and cash equivalents	$42,114	$123,399
Investment securities available for sale at fair value (amortized cost 2025 $957,295; 2024 $979,855) (Notes 1, 2 and 14)	955,584	944,136
Stock of Federal Home Loan Bank	32,063	28,024
Loans held for sale	8,047	3,971
Loans, net of allowance for credit losses (2025 $58,204; 2024 $50,940) (Notes 1, 3, and 13)	3,506,819	3,387,521
Property and equipment, net (Note 4)	36,040	35,868
Tax credit real estate	8,241	8,854
Accrued interest receivable	23,404	21,403
Deferred income taxes, net (Notes 1 and 11)	18,467	21,132
Goodwill	2,500	2,500
Other assets	14,591	11,434
Total Assets	$4,647,870	$4,588,242
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$596,230	$581,043
Interest-bearing deposits (Note 6)	2,771,605	2,765,090
Total deposits	3,367,835	3,346,133
Other short-term borrowings, including Bank Term Funding Program and FHLB daily reset advances (Note 7)	586,882	546,636
Federal Home Loan Bank borrowings (Note 8)	64,333	127,050
Accrued interest payable	3,453	9,912
Allowance for credit losses on off-balance sheet credit exposures (Note 3)	4,501	2,900
Other liabilities	18,157	14,667
Total Liabilities	4,045,161	4,047,298
Commitments and Contingencies (Notes 10 and 16)
Redeemable Common Stock Held By Employee Stock
Ownership Plan (ESOP) (Note 10)	54,475	48,257
Stockholders' Equity (Note 12)
Common stock, no par value; authorized 20,000,000 shares; issued 2025 10,339,953 shares; 2024 10,346,920 shares	—	—
Paid in capital	65,183	64,644
Retained earnings	629,068	578,882
Accumulated other comprehensive loss (Note 9)	(1,304)	(27,300)
Treasury stock at cost (2025 1,556,890 shares; 2024 1,377,498 shares)	(90,238)	(75,282)
Total Stockholders' Equity	602,709	540,944
Less maximum cash obligation related to ESOP shares (Note 10)	54,475	48,257
Total Stockholders' Equity Less Maximum Cash Obligations Related To ESOP Shares	548,234	492,687
Total Liabilities & Stockholders' Equity	$4,647,870	$4,588,242

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2025, 2024 and 2023
(Amounts In Thousands, Except Per Share Amounts)

	2025	2024	2023
Interest income:
Loans, including fees	$195,651	$179,570	$154,675
Investment securities:
Taxable	26,327	14,780	10,674
Nontaxable	11,328	7,735	4,741
Federal funds sold	468	1,355	829
Total interest income	233,774	203,440	170,919
Interest expense:
Deposits	54,813	60,904	40,394
Other short-term borrowings	13,222	16,556	11,330
FHLB borrowings	15,559	10,157	5,309
Total interest expense	83,594	87,617	57,033
Net interest income	150,180	115,823	113,886
Credit loss expense (Note 3)	12,325	2,208	15,621
Net interest income after credit loss expense	137,855	113,615	98,265
Noninterest income:
Net gain on sale of loans	1,637	2,342	1,541
Trust fees	17,141	15,261	13,578
Service charges and fees	13,114	12,923	12,946
Other noninterest income	2,090	1,512	541
Loss on sale of investment securities	(9,633)	(5,217)	—
	24,349	26,821	28,606
Noninterest expenses:
Salaries and employee benefits	46,176	44,548	44,897
Occupancy	4,688	4,266	4,408
Furniture, equipment and software	7,456	6,757	6,835
Loss on disposal of property and equipment	1,071	—	—
Office supplies and postage	2,167	2,043	1,879
Advertising and business development	3,128	2,970	2,851
Outside services	16,513	14,021	13,791
FDIC insurance assessment	2,018	1,922	1,807
Other noninterest expenses	3,296	3,706	1,929
	86,513	80,233	78,397
Income before income taxes	75,691	60,203	48,474
Income taxes (Note 11)	15,189	12,599	10,298
Net income	$60,502	$47,604	$38,176
Earnings per share:
Basic	$6.82	$5.26	$4.16
Diluted	6.81	5.26	4.16

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2025, 2024 and 2023
(Amounts In Thousands)

	2025	2024	2023
Net income	$60,502	$47,604	$38,176
Other comprehensive income (loss)
Securities:
Net change in unrealized gain (loss) on securities available for sale	24,375	(5,518)	18,780
Reclassification adjustment for net losses realized in net income	9,633	5,217	—
Income taxes	(8,083)	71	(4,719)
Other comprehensive income (loss) on securities available for sale	25,925	(230)	14,061
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	93	141	(233)
Income taxes	(22)	(35)	56
Other comprehensive gain (loss) on cash flow hedges	71	106	(177)
Other comprehensive income (loss), net of tax	25,996	(124)	13,884
Comprehensive income	$86,498	$47,480	$52,060

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2025, 2024 and 2023
(Amounts In Thousands, Except Share Data)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2022	$63,220	$512,841	$(41,060)	$(55,730)	$(51,011)	$428,260
Issuance of 24,393 shares of common stock	965	—	—	665	—	1,630
Issuance of 6,550 shares of common stock under the employee stock purchase plan	398	—	—	—	—	398
Unearned restricted stock compensation	(217)	—	—	—	—	(217)
Forfeiture of 8,841 shares of common stock	(564)	—	—	—	—	(564)
Share-based compensation	25	—	—	—	—	25
Change related to ESOP shares	—	—	—	—	6,158	6,158
Net income	—	38,176	—	—	—	38,176
Cash dividends ($1.05 per share)	—	(9,688)	—	—	—	(9,688)
Purchase of 111,866 shares of common stock	—	—	—	(7,710)	—	(7,710)
Excise tax on shares repurchased	—	—	—	(66)	—	(66)
Other comprehensive income	—	—	13,884		—	13,884
Balance, December 31, 2023	$63,827	$541,329	$(27,176)	$(62,841)	$(44,853)	$470,286
Issuance of 20,401 shares of common stock	849	—	—	563	—	1,412
Issuance of 5,864 shares of common stock under the employee stock purchase plan	362	—	—	—	—	362
Unearned restricted stock compensation	(93)	—	—	—	—	(93)
Forfeiture of 4,776 shares of common stock	(324)	—	—	—	—	(324)
Share-based compensation	23	—	—	—	—	23
Change related to ESOP shares	—	—	—	—	(3,404)	(3,404)
Net income	—	47,604	—	—	—	47,604
Cash dividends ($1.10 per share)	—	(10,051)	—	—	—	(10,051)
Purchase of 187,787 shares of common stock	—	—	—	(12,902)	—	(12,902)
Excise tax on shares repurchased	—	—	—	(102)	—	(102)
Other comprehensive loss	—	—	(124)	—	—	(124)
Balance, December 31, 2024	$64,644	$578,882	$(27,300)	$(75,282)	$(48,257)	$492,687
Issuance of 21,213 shares of common stock	1,032	—	—	619	—	1,651
Issuance of 5,078 shares of common stock under the employee stock purchase plan	345	—	—	—	—	345
Unearned restricted stock compensation	(141)	—	—	—	—	(141)
Forfeiture of 12,045 shares of common stock	(794)	—	—	—	—	(794)
Share-based compensation	36	—	—	—	—	36
Exercise of stock options (1,935 shares)	60	—	—	60	—	120
Change related to ESOP shares	—	—	—	—	(6,218)	(6,218)
Net income	—	60,502	—	—	—	60,502
Cash dividends ($1.15 per share)	—	(10,316)	—	—	—	(10,316)
Purchase of 202,540 shares of common stock	—	—	—	(15,634)	—	(15,634)
Other comprehensive loss	—	—	25,996	—	—	25,996
Balance, December 31, 2025	$65,182	$629,068	$(1,304)	$(90,237)	$(54,475)	$548,234
See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2025, 2024 and 2023
(Amounts In Thousands)

	2025	2024	2023
Cash Flows from Operating Activities
Net income	$60,502	$47,604	$38,176
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,428	2,243	2,315
Credit loss expense	12,325	2,208	15,621
Loss on sale of investment securities available for sale	9,633	5,217	—
Share-based compensation	36	23	25
Compensation expensed through issuance of common stock	1,651	1,412	1,630
Forfeiture of common stock	(794)	(324)	(564)
Provision for deferred income taxes	(2,500)	176	(1,873)
Purchase of state tax credits	(2,940)	—	—
Net (gain) loss on sale of other real estate owned and other repossessed assets	313	(122)	(154)
Loss from equity method investments	449	—	—
Net loss on disposal of property	1,071	616	—
(Increase) in accrued interest receivable	(2,001)	(1,617)	(4,004)
Net accretion of discount on investment securities	(3,228)	(944)	(480)
(Increase) in other assets	(4,007)	(851)	(2,596)
Amortization of operating lease right of use assets	266	258	292
Amortization of tax credit real estate investments	2,587	—	—
(Increase) Decrease in accrued interest and other liabilities	(2,906)	1,591	4,812
Loans originated for sale	(181,701)	(221,933)	(151,980)
Proceeds on sales of loans	179,262	222,327	153,161
Net gain on sales of loans	(1,637)	(2,342)	(1,541)
Net cash and cash equivalents provided by operating activities	68,809	55,542	52,840
Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	167,282	243,712	116,083
Proceeds from sale of investment securities available for sale	99,040	129,830	509
Purchases of investment securities available for sale	(250,167)	(542,832)	(100,649)
Proceeds from sale of stock of Federal Home Loan Bank	61,266	37,262	13,794
Purchases of stock of Federal Home Loan Bank	(65,305)	(49,540)	(23,079)
Loans made to customers, net of collections	(130,477)	(3,664)	(337,687)
Proceeds on sale of other real estate owned	725	304	815
Proceeds from sale of property and equipment	—	4	—
Purchases of property and equipment	(3,670)	(4,501)	(3,027)
Investment in tax credit real estate	(2,423)	(2,376)	—
Net changes from tax credit real estate investment	—	1,432	1,242
Net cash and cash equivalents used in investing activities	(123,729)	(190,369)	(331,999)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2025, 2024 and 2023
(Amounts In Thousands)

	2025	2024	2023
Cash Flows from Financing Activities
Net increase (decrease) in deposits	21,702	63,353	(74,587)
Net increase in other short-term borrowings	40,246	328,362	136,939
Principal payments on short-term FHLB borrowings	(1,439,935)	—	—
Proceeds from the issuance of short-term FHLB borrowings	1,397,785	—	—
Principal payments on long-term FHLB borrowings	(325,567)	(255,224)	—
Proceeds from the issuance of long-term FHLB borrowings	305,000	84,900	256,648
Borrowings from Federal Reserve Bank	—	1	3,005
Payments on Federal Reserve Bank borrowings	—	(1)	(3,005)
Proceeds from exercise of stock options	120	—	—
Excise tax paid on shares repurchased	(111)	(56)	—
Purchase of common stock	(15,634)	(12,902)	(7,710)
Proceeds from the issuance of common stock through the employee stock purchase plan	345	362	398
Dividends paid	(10,316)	(10,051)	(9,688)
Net cash and cash equivalents provided by (used in) financing activities	(26,365)	198,744	302,000

Increase (decrease) in cash and cash equivalents	(81,285)	63,917	22,841

Cash and cash equivalents:
Beginning of year	123,399	59,482	36,641
End of year	$42,114	$123,399	$59,482

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$56,262	$60,020	$37,917
Interest paid on other obligations	33,791	23,787	14,408
Income taxes paid	6,458	9,889	12,054
Noncash financing activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$6,218	$3,404	$(6,158)
Transfers to other real estate owned	1,299	1,097	764
Sale and financing of other real estate owned	844	208	409
Right of use assets obtained in exchange for operating lease obligations	—	—	310

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

Certain significant estimates:  The allowance for credit losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management.  These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2025 may change in the near-term and the effect could be material to the consolidated financial statements.

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
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of December 31, 2025 and 2024, the Company did not have any significant contract balances.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition costs for the years ending December 31, 2025 and 2024.
Cash and cash equivalents:  The Company considers all investments with original maturities of three months or less to be cash equivalents.  At December 31, 2025 and 2024, cash equivalents consisted primarily of deposits with other banks and federal funds sold. The Company maintains amounts in due from banks which, at times, may exceed federally insured limits. Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts.

Available-for-sale debt securities and the allowance for credit losses on available-for-sale debt securities:  Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of December 31, 2025 or 2024.

Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income (loss) ("OCI"). Premiums on debt securities are amortized to the earliest call date and discounts on debt securities are accreted over the period to maturity of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Accrued interest receivable on AFS debt securities, stock of the Federal Home Loan Bank, and Federal Reserve excess balance account totaled $6.81 million and $6.10 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses.

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

Loans held for investment:  Loans are stated at the amount of unpaid principal, net of deferred loan fees, and reduced by the allowance for credit losses ("ACL"). Accrued interest receivable on loans held for investment totaled $16.59 million and $15.30 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due.  When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed.  Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected. A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due.  Payment received on nonaccrual loans are applied first to principal.  Once principal is recovered, any remaining payments received are applied to interest income.  As of December 31, 2025 and 2024, none of the Company’s nonaccrual loans were earning interest on a cash basis.

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

Agricultural - Agricultural operating loans include loans made to finance agricultural production and other loans to farmers and farming operations. Agricultural loans also include mortgage loans secured by farmland. Agricultural operating loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural operating loans is dependent upon the profitable operation or management of the agricultural entity. Agricultural operating loans generally have a term of one year and may have a fixed or variable rate. The key economic forecast used in estimating expected credit losses for this segment is the Iowa unemployment rate.

Mortgage loans secured by farmland are made to individuals and businesses within the Company's trade area. The primary source of repayment is the cash flow generated by the collateral underlying the loan. The secondary repayment source would be the liquidation of the collateral. Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less. Generally, interest rates are fixed for mortgage loans secured by farmland. The key economic forecast used in estimating expected credit losses for this segment is the

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Iowa unemployment rate.

1 to 4 Family First and Junior Liens - The 1 to 4 family first and junior liens portfolio segment is comprised of the single family and home equity loan classes, which are underwritten after evaluating a borrower's capacity to repay, credit, and collateral. Several factors are considered when assessing a borrower's capacity, including the borrower's employment, income, current debt, assets, and level of equity in the property. Credit refers to how well a borrower manages their current and prior debts as documented by a credit report that provides credit scores and the borrower's current and past information about their credit history. Collateral refers to the type and use of property, occupancy, and market value. Property appraisals are obtained to assist in evaluating collateral. Loan-to-property value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices and demand and levels of unemployment. The key economic forecast used in estimating expected credit losses for this segment is the Iowa unemployment rate.

Commercial - The commercial loan portfolio segment is comprised of the commercial real estate mortgage, multifamily residential mortgage, construction/land development and commercial and financial loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower's and associated guarantors or other related party's financial position. These other factors include assessing liquidity, the level and composition of net worth, leverage, considering all other lender amounts and position, an analysis of cash expected to flow through the obligors including the outflow to other lenders, vacancies and prior experience with the borrower. This information is used to assess adequate financial capacity, profitability, and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity, and availability of long-term financing. The key economic forecast used in estimating expected credit losses for this segment is the Iowa unemployment rate.

Consumer Lending - The Bank offers consumer loans to individuals including personal loans and automobile loans. These consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than real estate-related loans. Consumer loans collections are dependent on the borrower's continuing financial stability and are more likely to be affected by adverse personal circumstances. Collateral for these loans generally includes automobiles, boats, recreational vehicles and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to recover and may fluctuate in value based on condition. Key economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the National real gross domestic product.

Obligations of State and Political Subdivisions – The obligations of state and political subdivisions portfolio segment consists solely of tax‑exempt loans made to state governments, municipalities, school districts, and other political subdivisions. Underwriting standards for this segment emphasize the borrower’s legal authority to incur debt, the stability and diversity of pledged revenue sources, historical operating performance, budgetary trends, and the overall financial capacity of the governmental entity. Additional considerations include the strength of taxing authority, the predictability of revenue collections, the presence of voter or legislative appropriation requirements, and the entity’s reliance on state or federal funding. Repayment of these obligations is generally supported by dedicated revenue streams or general obligation pledges, resulting in credit performance that has historically demonstrated low volatility and limited correlation with broader economic cycles. Given these characteristics, expected credit losses for this segment are estimated primarily using long‑run historical loss experience and internal credit assessments, and do not incorporate specific forward‑looking macroeconomic forecasts, as management has determined that traditional economic indicators do not meaningfully influence expected loss outcomes for this portfolio.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to estimate expected credit losses.

Discounted cash flow method: In estimating the component of the allowance for credit losses for loans that share similar risk characteristics with other loans, such loans are segregated into loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration. In determining the allowance for credit losses, we derive an estimated credit loss assumption from a model that categorizes loan pools based on loan type and purpose. This model calculates an expected loss percentage for each loan class by considering the probability of default, using life-of-loan analysis periods for all loan segments, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan class. Such factors are used to adjust the historical probabilities of default and severity of loss so that they reflect management expectation of future conditions based on a reasonable and supportable forecast. Management utilizes a qualitative factor framework to provide a qualitative estimate of the expected credit losses inherent in the loan portfolio in relation to potential limitations of the quantitative model. The default and severity factors used to calculate the allowance for credit losses for loans that share similar risk characteristics with other loans are adjusted for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio related to: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified or graded loans and the volume of nonaccrual loans; (6) the quality of our loan review system; (7) the value of underlying collateral for collateral-dependent loans; (8) the existence and effect of any concentrations of credit and changes in the level of such concentrations; and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.The framework provides for a level of risk approach to measure risk in each loan segment that may not be captured in the quantitative methodology, including improved risk environment, no additional risk, minimal additional risk, moderate risk and major or significant additional risk. The framework also includes a weighting component for management to consider which qualitative factors would have the highest impact on potential loan losses within each loan segment. Management uses the qualitative factor framework within the allowance for credit losses calculation to assess the risk level environment for each qualitative factor and weightings for each loan segment which is supported by various information including publicly available information, internal information specifically developed by management, or other relevant and reliable information.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Tax credit real estate:  Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of December 31, 2025. In addition, in July 2024, the Company made a tax equity investment in an entity to provide for the historic preservation of a mixed use property in Cedar Rapids, Iowa. The Company has a 99% or greater limited partnership interest in each limited partnership or company. The investment in each was completed after the projects had been developed by the general partner or managing member.  On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if there are indications of impairment. This is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, a valuation allowance would be established with a charge to expense. There were no indications of impairment based on management's evaluation and therefore no valuation allowance was determined necessary as of December 31, 2025 and 2024. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
under ASC 323-740-25-1. Substantially all of the projected benefits are from tax credits and other tax benefits due to the minimum buyout clause included in the partnership agreement.

In July 2024, the Company provided construction financing and contributed capital of $2.38 million to SLE Iowa Building, LC, as investor member, which owns and operates a historically preserved mixed use property in Cedar Rapids, Iowa. Upon certain conditions being met, an additional $1.25 million of contributions to capital were made in February 2025. Additionally, a contribution of $1.19 million was made in September 2025 for a geothermal credit. The Company accounts for the investment in this tax credit real estate using the proportional amortization method as provided for under Accounting Standards Codification (ASC) 323-740. The investment qualifies for the proportional amortization method as it meets all of the criteria under ASC 323-740-25-1. Substantially all of the projected benefits are from tax credits and other tax benefits due to the minimum buyout clause included in the operating agreement

Property and equipment:  Property and equipment is stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 10-40 years for buildings and improvements and 3-7 years for furniture and equipment.

Deferred income taxes:  Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Interest and penalties on unrecognized tax benefits are classified as other noninterest expense.  As of December 31, 2025 and 2024, the Company had no material unrecognized tax benefits.

Goodwill:  Goodwill represents the excess of cost over the fair value of the net assets acquired, and is not subject to amortization, but requires, at a minimum, annual impairment tests for intangibles that are determined to have an indefinite life.

Other real estate:   Other real estate represents property acquired through foreclosures and settlements of loans.  Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs.  The Bank will obtain updated appraisals to determine the estimated fair value of the property based on the type of collateral securing the loan and the date of the latest appraisal.  Subsequent write downs estimated on the basis of later valuations are charged to net loss on sale of other real estate owned and other repossessed assets.  Net operating expenses incurred in maintaining such properties are charged to other non-interest expense within the outside services line on the statements of income. Net capital expenditures incurred are capitalized to the property. Other real estate is included in other assets on the consolidated balance sheets totaling $0.5 million and $1.0 million as of December 31, 2025 and 2024, respectively.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table presents calculations of earnings per share:

	Year Ended December 31,
	2025	2024	2023
	(Amounts In Thousands, except share and per share data)
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	8,969,422	9,135,720	9,225,484
Weighted average number of net shares (redeemed)	(92,534)	(85,139)	(48,763)
Weighted average shares outstanding (basic)	8,876,888	9,050,581	9,176,721
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	1,236	536	654
Weighted average number of shares (diluted)	8,878,124	9,051,117	9,177,375
Net income	$60,502	$47,604	$38,176
Earnings per share:
Basic	$6.82	$5.26	$4.16
Diluted	$6.81	$5.26	$4.16

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

Release of income tax effects from accumulated other comprehensive income: The Company releases income tax effects from accumulated other comprehensive income (“AOCI”) using the specific identification approach. Under this method, the income tax effects associated with each component of AOCI are released into income in the same period that the related pre‑tax amounts are reclassified from AOCI to earnings. The Company does not reclassify any stranded tax effects related to changes in federal corporate tax rates and will release such amounts, if any, when the underlying AOCI component is subsequently reclassified to earnings.

Revision of Comparative Disclosure: During 2025, management identified that certain historical asset disposals had not been reflected in the Company’s property and equipment subledger. The Company evaluated this matter in accordance with ASC 250, Accounting Changes and Error Corrections, and concluded that the omission was not qualitatively material to any previously issued financial statements. Because the Company presents property and equipment on the balance sheet on a net basis, this revision did not impact the Company’s previously issued consolidated balance sheets, statements of income, statements of cash flows, or stockholders’ equity. Accordingly, the Company revised the comparative gross presentation of property and equipment and accumulated depreciation within the related footnote disclosures for the year ended December 31, 2024. See Note 4 Property and Equipment for additional information.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effect of New Financial Accounting Standards

Accounting guidance adopted in 2025

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The FASB is issuing this ASU to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU require that public business entities on an annual basis disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold, disclose the amount of income taxes paid disaggregated by federal, state and foreign taxes and other disclosures. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted this guidance as of December 31, 2025 on a retrospective basis. See Note 11 Income Taxes for additional information.

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

Accounting guidance pending adoption as of December 31, 2025

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

In November 2025, the FASB issued ASU 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which provides targeted amendments intended to enable entities to apply hedge accounting to a broader range of highly effective economic hedges and to better align hedge accounting outcomes with risk‑management activities. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted. The Company currently has no derivative positions outstanding; however, because it may enter into derivative or hedging relationships in future periods, the Company is evaluating the guidance to determine the potential impact on its consolidated financial statements and the method of adoption. At this time, the Company has not yet determined the expected impact of this update upon adoption.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which improves the navigability of the required interim disclosures, provides clarity as to when it is applicable, and provides additional guidance on what disclosures are required in interim reporting periods by establishing a disclosure principle. The guidance is effective for interim reporting periods beginning in 2028 and can be applied either prospectively or retrospectively. The Company is currently evaluating the updated guidance to assess the impact and determining its method of adoption

In December 2025, the FASB issued ASU 2025‑12, Codification Improvements, which provides technical corrections, clarifications, and other minor enhancements across numerous areas of the Accounting Standards Codification. The amendments address 33 issues, including clarifications related to diluted earnings per share, lease receivable disclosures, and other areas where existing guidance was ambiguous or difficult to apply. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. ASU 2025‑12 contains mixed transition requirements. Issue 4, relating to diluted EPS, must be adopted retrospectively, while all other amendments may be applied either prospectively or retrospectively, at the entity’s election on an issue‑by‑issue basis. The Company is currently evaluating the impact of ASU 2025‑12 on its accounting policies, processes, and disclosures; however, the Company does not expect adoption of this update to have a material effect on its consolidated financial statements.

Note 2.Investment Securities

The carrying values of investment securities at December 31, 2025 and December 31, 2024 are summarized in the following table (Amounts in Thousands):

	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$255,527	26.74%	$288,462	30.55%
U.S. Government Agency and GSE securities	4,658	0.49%	14,848	1.57%
State and political subdivisions	382,645	40.04%	362,736	38.42%
Mortgage-backed securities and collateralized mortgage obligations	312,754	32.73%	278,090	29.46%
Total securities available for sale	$955,584	100.00%	$944,136	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity. Municipal bonds are comprised of general obligation bonds and revenue bonds issued by various municipal corporations. As of December 31, 2025 and 2024, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. The Company had no securities designated as trading or held to maturity in its portfolio at December 31, 2025 or 2024.

The carrying amount of available-for-sale securities and their approximate fair values were as follows (Amounts in Thousands):

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
December 31, 2025:
U.S. Treasury	$253,925	$2,316	$(714)	$—	$255,527
U.S. Government Agency and GSE securities	4,687	—	(29)	—	4,658
State and political subdivisions	388,685	3,214	(9,254)	—	382,645
Mortgage-backed securities and collateralized mortgage obligations	309,998	3,258	(502)	—	312,754
Total	$957,295	$8,788	$(10,499)	$—	$955,584
December 31, 2024:
U.S. Treasury	$294,210	$215	$(5,963)	$—	$288,462
U.S. Government Agency and GSE securities	15,010	—	(162)	—	14,848
State and political subdivisions	383,244	832	(21,340)	—	362,736
Mortgage-backed securities and collateralized mortgage obligations	287,391	54	(9,355)	—	278,090
Total	$979,855	$1,101	$(36,820)	$—	$944,136

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at December 31, 2025, were as follows (in thousands) below.

	Amortized Cost	Fair Value
Due in one year or less	$85,825	$85,131
Due after one year through five years	265,158	266,472
Due after five years through ten years	85,820	79,833
Due over ten years	210,494	211,394
	$647,297	$642,830
Mortgage-backed securities and collateralized mortgage obligations	309,998	312,754
	$957,295	$955,584

Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the above summary.

As of December 31, 2025, investment securities with a market value of $154.03 million were pledged to collateralize other borrowings. As of December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	December 31, 2025	December 31, 2024
Sale proceeds	$99,040	$129,830
Gross realized gains	—	—
Gross realized losses	(9,633)	(5,217)

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and 2024 (Amounts in Thousands):

	Less than 12 months				12 months or more				Total
2025
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	6	$29,972	$(69)	0.23%	23	$61,637	$(645)	1.05%	29	$91,609	$(714)	0.78%
U.S. Government Agency and GSE securities	1	4,658	(29)	0.62	—	—	—	—	1	4,658	(29)	0.62
State and political subdivisions	78	47,697	(446)	0.94	518	159,124	(8,808)	5.54	596	206,821	(9,254)	4.47
Mortgage-backed securities and collateralized mortgage obligations	7	77,518	(382)	0.49	4	19,920	(120)	0.60	11	97,438	(502)	0.52
	92	$159,845	$(926)	0.58%	545	$240,681	$(9,573)	3.98%	637	$400,526	$(10,499)	2.62%

	Less than 12 months				12 months or more				Total
2024
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	32	$115,094	$(2,555)	2.22%	44	$125,590	$(3,408)	2.71%	76	$240,684	$(5,963)	2.48%
U.S. Government Agency and GSE securities	—	—	—	—	6	14,848	(162)	1.09	6	14,848	(162)	1.09
State and political subdivisions	369	140,021	(2,844)	2.03	663	163,330	(18,496)	11.32	1,032	303,351	(21,340)	7.03
Mortgage-backed securities and collateralized mortgage obligations	35	225,680	(2,904)	1.29	18	41,222	(6,451)	15.65	53	266,902	(9,355)	3.51
	436	$480,795	$(8,303)	1.73%	731	$344,990	$(28,517)	8.27%	1,167	$825,785	$(36,820)	4.46%

The Company considered the following information in reaching the conclusion that the unrealized losses disclosed in the table above are not attributable to credit losses. None of the unrealized losses in the above table were due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest. The unrealized losses are due to changes in interest rates. The Company completed several balance sheet repositioning transactions related to its investment securities portfolio throughout the last four months of 2025. This consisted of the sale of lower-yielding AFS debt securities resulting in a pre-tax realized loss on the sales of $9.63 million in total for 2025. All of the proceeds from the sale of these securities were used to purchase AFS debt securities at higher yields to improve income going forward, while maintaining the liquidity provided by the investment portfolio. Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of December 31, 2025. The fair value is expected to recover as the securities approach maturity. The Company evaluates whether a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of December 31, 2025.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3.Loans

Classes of loans are as follows:

	December 31,
	2025	2024
	(Amounts In Thousands)
Agricultural	$118,924	$118,678
Commercial and financial	295,618	298,917
Real estate:
Construction, 1 to 4 family residential	89,807	79,451
Construction, land development and commercial	248,292	279,589
Mortgage, farmland	276,790	275,768
Mortgage, 1 to 4 family first liens	1,261,877	1,174,083
Mortgage, 1 to 4 family junior liens	143,317	141,550
Mortgage, multi-family	494,282	492,762
Mortgage, commercial	565,177	498,078
Loans to individuals	28,763	35,301
Obligations of state and political subdivisions	41,885	43,994
	3,564,732	3,438,171
Net unamortized fees and costs	291	290
	3,565,023	3,438,461
Less allowance for credit losses	58,204	50,940
	$3,506,819	$3,387,521

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the allowance for credit losses (ACL) on loans for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2025
ACL on loans:
Beginning balance	$674	$10,217	$2,393	$3,252	$22,929	$10,353	$1,122	$50,940
Charge-offs	(39)	(2,128)	(428)	—	(1,375)	(1,297)	(1,722)	(6,989)
Recoveries	180	1,635	77	42	650	517	428	3,529
Credit loss (benefit) expense	(397)	2,166	1,740	(816)	4,394	2,627	1,010	10,724
Ending balance	$418	$11,890	$3,782	$2,478	$26,598	$12,200	$838	$58,204

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2024
ACL on loans:
Beginning balance	$2,516	$8,750	$6,482	$3,429	$18,552	$8,156	$1,525	$49,410
Charge-offs	(669)	(2,568)	(739)	(39)	(1,151)	(224)	(1,490)	(6,880)
Recoveries	100	1,197	886	37	964	430	378	3,992
Credit loss (benefit) expense	(1,273)	2,838	(4,236)	(175)	4,564	1,991	709	4,418
Ending balance	$674	$10,217	$2,393	$3,252	$22,929	$10,353	$1,122	$50,940

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2023
ACL on loans:
Beginning balance	$2,542	$6,259	$4,189	$2,989	$14,208	$9,416	$1,837	$41,440
Charge-offs	(781)	(3,214)	(2,066)	(21)	(467)	(869)	(1,219)	(8,637)
Recoveries	72	556	13	56	446	256	267	1,666
Credit loss (benefit) expense	683	5,149	4,346	405	4,365	(647)	640	14,941
Ending balance	$2,516	$8,750	$6,482	$3,429	$18,552	$8,156	$1,525	$49,410

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the ACL for off-balance sheet credit exposures for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31, 2025
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Beginning balance	$147	$1,753	$486	$13	$412	$46	$43	$2,900
Credit loss (benefit) expense	(59)	623	768	58	145	46	20	1,601
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—
Ending balance	$88	$2,376	$1,254	$71	$557	$92	$63	$4,501

	Year Ended December 31, 2024
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Beginning balance	$283	$1,407	$2,841	$73	$363	$88	$55	$5,110
Credit loss (benefit) expense	(136)	346	(2,355)	(60)	49	(42)	(12)	(2,210)
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—
Ending balance	$147	$1,753	$486	$13	$412	$46	$43	$2,900

	Year Ended December 31, 2023
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Beginning balance	$525	$1,099	$2,126	$55	$471	$122	$32	$4,430
Credit loss (benefit) expense	(242)	308	715	18	(108)	(34)	23	680
(Charge-offs), net recoveries	—	—	—	—	—	—	—	—
Ending balance	$283	$1,407	$2,841	$73	$363	$88	$55	$5,110

Credit loss expense (benefit) for off-balance sheet credit exposures is included in credit loss expense on the consolidated statements of income for the years ended December 31, 2025, 2024 and 2023.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the credit quality indicators and origination years by type of loan in each category as of December 31, 2025 (amounts in thousands):

	Agricultural
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$200	$747	$55	$152	$586	$119	$7,912	$9,771
Good	2,062	720	1,200	509	86	732	12,481	17,790
Satisfactory	8,523	3,885	1,769	2,087	1,059	2,674	25,088	45,085
Monitor	2,791	2,486	2,475	674	304	542	17,761	27,033
Special Mention	1,649	2,291	913	1,055	50	709	7,152	13,819
Substandard	375	1,907	127	300	45	261	2,411	5,426
Total	$15,600	$12,036	$6,539	$4,777	$2,130	$5,037	$72,805	$118,924
Current period gross write-offs	$—	$—	$—	$39	$—	$—	$—	$39

	Commercial and Financial
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$797	$411	$940	$74	$45	$269	$4,491	$7,027
Good	4,329	4,205	11,663	7,227	500	4,414	45,404	77,742
Satisfactory	27,723	11,837	18,215	16,050	5,292	7,183	40,023	126,323
Monitor	12,773	5,124	8,179	9,335	1,742	2,707	25,205	65,065
Special Mention	873	2,003	3,052	1,195	77	548	4,244	11,992
Substandard	932	1,209	1,755	1,318	206	1,471	578	7,469
Total	$47,427	$24,789	$43,804	$35,199	$7,862	$16,592	$119,945	$295,618
Current period gross write-offs	$473	$809	$358	$167	$46	$105	$170	$2,128

	Real Estate: Construction, 1 to 4 Family Residential
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	—	—	—	—	—	—	15,239	15,239
Satisfactory	487	68	—	250	—	—	39,785	40,590
Monitor	191	644	—	126	—	—	30,154	31,115
Special Mention	—	—	—	—	42	51	2,214	2,307
Substandard	61	—	185	—	—	—	310	556
Total	$739	$712	$185	$376	$42	$51	$87,702	$89,807
Current period gross write-offs	$—	$155	$—	$—	$144	$99	7	$405

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Construction, Land Development and Commercial
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$262	$604	$866
Good	1,396	409	—	87	85	101	20,112	22,190
Satisfactory	12,033	4,154	4,028	4,497	2,520	2,909	47,325	77,466
Monitor	1,112	5,009	2,736	5,052	792	1,313	76,480	92,494
Special Mention	284	—	—	—	1,104	69	51,663	53,120
Substandard	—	—	556	167	1,388	45	—	2,156
Total	$14,825	$9,572	$7,320	$9,803	$5,889	$4,699	$196,184	$248,292
Current period gross write-offs	$—	$—	$19	$4	$—	$—	$—	$23

	Real Estate: Mortgage, Farmland
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$858	$420	$1,901	$1,883	$—	$4,169	$60	$9,291
Good	3,821	4,254	1,935	3,690	10,164	14,529	3,570	41,963
Satisfactory	27,728	8,704	16,915	31,830	17,217	45,142	12,956	160,492
Monitor	3,864	2,197	11,766	7,561	3,300	14,187	4,971	47,846
Special Mention	859	—	1,355	2,778	541	1,919	577	8,029
Substandard	245	—	2,044	1,485	954	2,013	2,428	9,169
Total	$37,375	$15,575	$35,916	$49,227	$32,176	$81,959	$24,562	$276,790
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Real Estate: Mortgage, 1 to 4 Family First Liens
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$1,881	$—	$886	$3,139	$500	$2,852	$218	$9,476
Good	19,026	6,935	8,895	11,233	6,338	26,076	4,531	83,034
Satisfactory	205,374	62,238	127,565	236,384	116,155	245,724	13,859	1,007,299
Monitor	11,865	4,762	10,672	19,082	8,757	39,025	10,358	104,521
Special Mention	457	1,163	5,456	6,732	4,680	10,883	896	30,267
Substandard	307	658	4,829	4,856	4,984	11,196	450	27,280
Total	$238,910	$75,756	$158,303	$281,426	$141,414	$335,756	$30,312	$1,261,877
Current period gross write-offs	$—	$153	$322	$279	$104	$69	$20	$947

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$12	$—	$4	$143	$159
Good	21	—	—	234	—	615	3,788	4,658
Satisfactory	11,913	2,445	5,828	8,851	6,284	11,816	80,500	127,637
Monitor	387	276	180	897	400	1,133	2,939	6,212
Special Mention	—	33	211	277	221	421	1,091	2,254
Substandard	32	179	330	115	29	573	1,139	2,397
Total	$12,353	$2,933	$6,549	$10,386	$6,934	$14,562	$89,600	$143,317
Current period gross write-offs	$—	$24	$149	$62	$36	$120	$37	$428

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Mortgage, Multi-Family
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$2,322	$—	$—	$275	$30,052	$21,295	$—	$53,944
Good	2,349	—	9,570	49,085	2,764	37,997	12,736	114,501
Satisfactory	34,743	4,556	12,277	34,518	23,855	58,389	28,374	196,712
Monitor	11,295	9,816	3,984	22,656	6,410	14,874	29,303	98,338
Special Mention	—	—	15,506	1,744	—	3,269	1,633	22,152
Substandard	—	—	3,063	1,717	3,855	—	—	8,635
Total	$50,709	$14,372	$44,400	$109,995	$66,936	$135,824	$72,046	$494,282
Current period gross write-offs	$—	$—	$7	$100	$100	$—	$—	$207

	Real Estate: Mortgage, Commercial
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$3,575	$96	$—	$—	$2,057	$12,291	$9,299	$27,318
Good	3,371	5,638	8,027	15,483	2,554	54,471	15,571	105,115
Satisfactory	28,908	15,583	23,469	44,648	17,304	61,412	45,429	236,753
Monitor	27,459	7,848	12,488	13,846	7,028	19,693	54,520	142,882
Special Mention	10,294	946	11,170	6,264	1,215	6,863	—	36,752
Substandard	358	774	3,521	827	2,633	8,244	—	16,357
Total	$73,965	$30,885	$58,675	$81,068	$32,791	$162,974	$124,819	$565,177
Current period gross write-offs	$48	$—	$158	$85	$41	$758	$—	$1,090

	Loans to Individuals
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$40	$—	$—	$—	$—	$—	$—	$40
Good	42	50	—	—	—	—	2	94
Satisfactory	5,904	3,283	2,990	1,820	466	127	13,065	27,655
Monitor	83	63	78	42	14	—	—	280
Special Mention	121	97	97	—	16	—	—	331
Substandard	21	40	15	42	70	—	175	363
Total	$6,211	$3,533	$3,180	$1,904	$566	$127	$13,242	$28,763
Current period gross write-offs	$619	$308	$254	$38	$—	$10	$493	$1,722

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Obligations of State and Political Subdivisions
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$2,461	$—	$2,461
Good	—	—	—	—	—	15,300	3,018	18,318
Satisfactory	532	803	1,329	1,506	583	6,916	1,228	12,897
Monitor	555	430	—	708	—	2,693	2,807	7,193
Special Mention	—	—	—	304	—	437	—	741
Substandard	—	—	—	—	—	275	—	275
Total	$1,087	$1,233	$1,329	$2,518	$583	$28,082	$7,053	$41,885
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Totals
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$9,673	$1,674	$3,782	$5,535	$33,240	$43,722	$22,727	$120,353
Good	36,417	22,211	41,290	87,548	22,491	154,235	136,452	500,644
Satisfactory	363,869	117,556	214,385	382,441	190,735	442,292	347,629	2,058,907
Monitor	72,374	38,655	52,558	79,979	28,747	96,167	254,499	622,979
Special Mention	14,537	6,533	37,760	20,349	7,946	25,169	69,472	181,766
Substandard	2,331	4,767	16,425	10,827	14,164	24,078	7,491	80,083
Total	$499,201	$191,396	$366,200	$586,679	$297,323	$785,663	$838,270	$3,564,732
Gross write-offs for period	$1,140	$1,449	$1,267	$774	$471	$1,161	$727	$6,989

The following tables present total loans by risk categories and gross charge-offs by year of origination as of December 31, 2024 (amounts in thousands):

	Agricultural
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$1,039	$74	$683	$—	$35	$—	$3,935	$5,766
Good	3,418	1,537	1,141	227	187	—	8,431	14,941
Satisfactory	10,494	3,343	4,978	1,694	926	304	33,609	55,348
Monitor	4,418	2,008	3,157	498	222	177	15,275	25,755
Special Mention	3,085	985	1,203	140	59	495	4,556	10,523
Substandard	2,610	407	456	56	—	—	2,816	6,345
Total	$25,064	$8,354	$11,618	$2,615	$1,429	$976	$68,622	$118,678
Current period gross write-offs	$652	$7	$4	$1	$—	$—	$5	$669

	Commercial and Financial
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$781	$131	$220	$120	$266	$—	$7,438	$8,956
Good	5,983	17,751	8,831	3,932	550	1,277	16,137	54,461
Satisfactory	21,092	22,891	22,225	9,804	3,706	384	55,701	135,803
Monitor	19,828	9,350	11,985	3,559	2,034	84	28,135	74,975
Special Mention	5,875	3,187	932	353	48	1	3,721	14,117
Substandard	4,972	1,173	188	1,309	582	358	2,023	10,605
Total	$58,531	$54,483	$44,381	$19,077	$7,186	$2,104	$113,155	$298,917
Gross write-offs for period	$1,109	$1,029	$202	$117	$36	$—	$75	$2,568

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Construction, 1 to 4 Family Residential
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$—	$10,366	$10,366
Good	—	—	—	—	—	—	7,657	7,657
Satisfactory	430	—	—	—	—	—	35,078	35,508
Monitor	757	1,246	—	—	—	—	19,669	21,672
Special Mention	310	1,351	—	—	—	—	1,432	3,093
Substandard	384	740	—	—	—	—	31	1,155
Total	$1,881	$3,337	$—	$—	$—	$—	$74,233	$79,451
Gross write-offs for period	$38	$552	$44	$—	$—	$—	—	$634

	Real Estate: Construction, Land Development and Commercial
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$910	$—	$—	$—	$—	$87	$880	$1,877
Good	1,464	1,346	548	—	947	243	1,721	6,269
Satisfactory	18,468	7,649	3,043	4,525	263	744	109,998	144,690
Monitor	5,433	2,214	525	1,387	129	—	111,813	121,501
Special Mention	1,768	—	79	—	45	—	667	2,559
Substandard	164	456	2,073	—	—	—	—	2,693
Total	$28,207	$11,665	$6,268	$5,912	$1,384	$1,074	$225,079	$279,589
Gross write-offs for period	$18	$76	$—	$—	$—	$11	$—	$105

	Real Estate: Mortgage, Farmland
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$1,805	$1,770	$3,734	$1,734	$127	$—	$80	$9,250
Good	4,444	5,313	15,354	13,357	4,323	540	7,030	50,361
Satisfactory	20,496	26,971	45,687	30,119	14,971	7,944	13,616	159,804
Monitor	7,066	7,689	17,987	2,365	3,577	298	2,629	41,611
Special Mention	—	3,243	2,581	1,389	104	193	3,211	10,721
Substandard	2,188	1,353	67	—	205	208	—	4,021
Total	$35,999	$46,339	$85,410	$48,964	$23,307	$9,183	$26,566	$275,768
Gross write-offs for period	$—	$37	$2	$—	$—	$—	$—	$39

	Real Estate: Mortgage, 1 to 4 Family First Liens
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$3,575	$6,675	$9,533	$1,324	$209	$562	$1	$21,879
Good	2,730	3,070	9,977	4,325	8,648	11,667	3,887	44,304
Satisfactory	91,334	168,690	284,347	151,680	102,050	139,948	11,639	949,688
Monitor	10,389	13,992	28,998	17,758	14,004	12,974	10,236	108,351
Special Mention	2,253	3,333	11,620	5,163	3,900	4,147	2,467	32,883
Substandard	887	2,143	2,536	4,360	1,618	5,091	343	16,978
Total	$111,168	$197,903	$347,011	$184,610	$130,429	$174,389	$28,573	$1,174,083
Gross write-offs for period	$41	$209	$238	$167	$27	$31	$27	$740

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$—	$13	$13
Good	—	—	259	—	393	413	3,411	4,476
Satisfactory	6,394	8,103	11,301	7,857	5,692	8,055	80,822	128,224
Monitor	678	363	561	514	276	134	3,176	5,702
Special Mention	251	128	322	175	94	193	830	1,993
Substandard	27	166	98	124	29	123	575	1,142
Total	$7,350	$8,760	$12,541	$8,670	$6,484	$8,918	$88,827	$141,550
Gross write-offs for period	$—	$152	$84	$87	$25	$56	$7	$411

	Real Estate: Mortgage, Multi-Family
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$5,541	$2,857	$8,048	$79	$1	$16,526
Good	—	30,128	52,477	15,370	18,459	8,104	10,561	135,099
Satisfactory	22,149	22,371	62,472	31,371	15,644	9,854	17,865	181,726
Monitor	7,742	23,638	25,064	26,454	17,641	1,078	25,928	127,545
Special Mention	1,819	2,979	968	9,771	3,172	—	5,479	24,188
Substandard	634	—	6,994	50	—	—	—	7,678
Total	$32,344	$79,116	$153,516	$85,873	$62,964	$19,115	$59,834	$492,762
Gross write-offs for period	$—	$—	$—	$21	$—	$—	$—	$21

	Real Estate: Mortgage, Commercial
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$1,529	$1,389	$—	$2,066	$12,428	$248	$3,858	$21,518
Good	12,665	6,703	19,335	17,547	16,848	6,463	16,962	96,523
Satisfactory	39,520	25,770	33,941	25,819	33,124	15,714	40,798	214,686
Monitor	50,909	7,483	18,613	13,887	9,519	7,853	27,534	135,798
Special Mention	4,792	3,199	8,843	2,658	527	320	968	21,307
Substandard	3,050	74	1,053	2,121	1,571	81	296	8,246
Total	$112,465	$44,618	$81,785	$64,098	$74,017	$30,679	$90,416	$498,078
Gross write-offs for period	$61	$3	$8	$109	$5	$—	$17	$203

	Loans to Individuals
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$—	$1	$1
Good	147	70	4	22	—	—	1	244
Satisfactory	21,312	6,988	3,265	1,413	397	41	246	33,662
Monitor	119	287	96	33	—	—	12	547
Special Mention	279	124	34	11	—	—	1	449
Substandard	80	68	48	5	—	192	5	398
Total	$21,937	$7,537	$3,447	$1,484	$397	$233	$266	$35,301
Gross write-offs for period	$1,084	$356	$45	$5	$—	$—	$—	$1,490

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Obligations of State and Political Subdivisions
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$3,138	$—	$3,138
Good	—	—	—	—	1,631	15,853	3,103	20,587
Satisfactory	1,274	1,352	1,481	759	1,756	4,375	1,734	12,731
Monitor	—	—	1,038	—	505	406	—	1,949
Special Mention	—	—	—	—	—	490	—	490
Substandard	—	—	76	—	275	1,821	2,927	5,099
Total	$1,274	$1,352	$2,595	$759	$4,167	$26,083	$7,764	$43,994
Gross write-offs for period	$—	$—	$—	$—	$—	$—	$—	$—

	Totals
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$9,639	$10,039	$19,711	$8,101	$21,113	$4,114	$26,573	$99,290
Good	30,851	65,918	107,926	54,780	51,986	44,560	78,901	434,922
Satisfactory	252,963	294,128	472,740	265,041	178,529	187,363	401,106	2,051,870
Monitor	107,339	68,270	108,024	66,455	47,907	23,004	244,407	665,406
Special Mention	20,432	18,529	26,582	19,660	7,949	5,839	23,332	122,323
Substandard	14,996	6,580	13,589	8,025	4,280	7,874	9,016	64,360
Total	$436,220	$463,464	$748,572	$422,062	$311,764	$272,754	$783,335	$3,438,171
Gross write-offs for period	$3,002	$2,421	$627	$508	$93	$98	$131	$6,880

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Past due loans as of December 31, 2025 and 2024 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2025
Agricultural	$107	$—	$364	$471	$118,453	$118,924	$—
Commercial and financial	1,889	326	1,385	3,600	292,018	295,618	—
Real estate:
Construction, 1 to 4 family residential	636	—	—	636	89,171	89,807	—
Construction, land development and commercial	2,007	—	1,456	3,463	244,829	248,292	1,371
Mortgage, farmland	2,763	3,588	660	7,011	269,779	276,790	—
Mortgage, 1 to 4 family first liens	23,035	3,930	5,231	32,196	1,229,681	1,261,877	1,166
Mortgage, 1 to 4 family junior liens	673	123	90	886	142,431	143,317	—
Mortgage, multi-family	4,277	—	136	4,413	489,869	494,282	—
Mortgage, commercial	10,530	375	356	11,261	553,916	565,177	—
Loans to individuals	355	85	—	440	28,323	28,763	—
Obligations of state and political subdivisions	275	—	—	275	41,610	41,885	—
	$46,547	$8,427	$9,678	$64,652	$3,500,080	$3,564,732	$2,537

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2024
Agricultural	$289	$—	$881	$1,170	$117,508	$118,678	$—
Commercial and financial	831	51	704	1,586	297,331	298,917	147
Real estate:
Construction, 1 to 4 family residential	1,803	205	714	2,722	76,729	79,451	—
Construction, land development and commercial	2,497	—	1,947	4,444	275,145	279,589	—
Mortgage, farmland	203	—	67	270	275,498	275,768	—
Mortgage, 1 to 4 family first liens	11,701	4,583	3,206	19,490	1,154,593	1,174,083	719
Mortgage, 1 to 4 family junior liens	426	75	2	503	141,047	141,550	—
Mortgage, multi-family	186	—	—	186	492,576	492,762	—
Mortgage, commercial	416	3,195	2,223	5,834	492,244	498,078	—
Loans to individuals	372	101	—	473	34,828	35,301	—
Obligations of state and political subdivisions	—	—	—	—	43,994	43,994	—
	$18,724	$8,210	$9,744	$36,678	$3,401,493	$3,438,171	$866

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Accruing loans past due 90 days or more increased $1.67 million from December 31, 2024 to December 31, 2025.  As of December 31, 2025 and 2024, accruing loans past due 90 days or more were 0.07% and 0.03% of total loans, respectively.  The average balance of the accruing loans past due 90 days or more increased in 2025 as compared to 2024.  The average 90 days or more past due accruing loan balance per loan was $0.23 million as of December 31, 2025 compared to $0.17 million as of December 31, 2024.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized.   Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain nonaccrual loan information by loan type at December 31, 2025 and 2024 was as follows:

	December 31, 2025		December 31, 2024
	Total Non-accrual loans	Nonaccrual with no ACL	Total Non- accrual loans	Nonaccrual with no ACL
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$364	$364	$909	$909
Commercial and financial	2,624	2,624	1,326	1,326
Real estate:
Construction, 1 to 4 family residential	—	—	714	651
Construction, land development and commercial	551	551	2,111	2,111
Mortgage, farmland	660	660	1,225	1,225
Mortgage, 1 to 4 family first liens	9,560	9,560	6,361	5,958
Mortgage, 1 to 4 family junior liens	251	251	236	236
Mortgage, multi-family	1,790	1,790	7,195	7,195
Mortgage, commercial	1,813	1,813	3,849	3,849
Loans to individuals	—	—	—	—
	$17,613	$17,613	$23,926	$23,460

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (numbers in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

		Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
		Amount	% of Total Class of Financing Receivable	Amount	% of Total Class of Financing Receivable	Amount	% of Total Class of Financing Receivable
Loan Type
Agricultural	Term extension	$—	—%	$1,999	1.68%	$2,556	2.21%
Commercial and financial	Term extension	1,279	0.43	1,717	0.57	—	—
Construction, 1 to 4 family residential	Term extension	51	0.06	—	—	—	—
Construction land development and commercial	Term extension	119	0.05	1,555	0.56	—	—
Mortgage, Farmland	Term extension	—	—	2,188	0.79	1,219	0.43
Mortgage, 1 to 4 family first liens	Term extension	174	0.01	—	—	—	—
Mortgage, commercial	Term extension	353	0.06	1,214	0.24	312	0.07
Mortgage, commercial (1)	Interest Only	411	0.07	—	—	—	—
Total		$2,387		$8,673		$4,087

(1)Modification converted loan from principal and interest payments to interest-only and the interest rate remained unchanged. Modification reduced monthly payment amounts for the borrower.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Loan Type	Added Weighted Average Life (Years)	Added Weighted Average Life (Years)	Added Weighted Average Life (Years)
Agricultural	—	5.3	0.1
Commercial and financial	1.3	2.2	5.1
Construction, 1 to 4 family residential	0.8	—	—
Construction land development and commercial	0.8	5.2	—
Mortgage, Farmland (1)	—	—	5.3
Mortgage, 1 to 4 family first liens	1.0	—	—
Mortgage, commercial	7.0	3.6	—

(1)In 2024, the modification to mortgage, farmland provided a payment deferral, which temporarily reduced monthly payment amounts for the borrowers.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (numbers in thousands):

Payment Status (Amortized Cost Basis) for Year Ended December 31, 2025
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Commercial and financial	$1,279	$—	$—
Construction, 1 to 4 family residential	51	—	—
Construction land development and commercial	119	—	—
Mortgage, 1 to 4 family first liens	175	—	—
Mortgage, commercial	763	—	—
	$2,387	$—	$—

Payment Status (Amortized Cost Basis) for Year Ended December 31, 2024
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Agricultural	$1,999	$—	$—
Commercial and financial	1,301	—	416
Construction land development and commercial	1,555	—	—
Mortgage, Farmland	2,188	—	—
Mortgage, commercial	798	416	—
	$7,841	$416	$416

Payment Status (Amortized Cost Basis) for Year Ended December 31, 2023
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Agricultural	$2,556	$—	$—
Mortgage, Farmland	1,219	—	—
Mortgage, commercial	312	—	—
	$4,087	$—	$—

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2025 and 2024:

	Primary Type of Collateral
	Real Estate	Equipment	Total	ACL Allocation
	(Amounts In Thousands)
December 31, 2025
Agricultural	$2,135	$135	$2,270	$—
Commercial and financial	3,810	—	3,810	—
Real estate:
Construction, 1 to 4 family residential	51	—	51	—
Construction, land development and commercial	3,294	—	3,294	—
Mortgage, farmland	3,125	—	3,125	—
Mortgage, 1 to 4 family first liens	10,900	—	10,900	—
Mortgage, 1 to 4 family junior liens	251	—	251	—
Mortgage, multi-family	3,765	—	3,765	—
Mortgage, commercial	3,799	—	3,799	—
Loans to individuals	175	—	175	175
Obligations of state and political subdivisions	—	—	—	—
	$31,305	$135	$31,440	$175

	Primary Type of Collateral
	Real Estate	Equipment	Total	ACL Allocation
	(Amounts In Thousands)
December 31, 2024
Agricultural	$2,709	$200	$2,909	$—
Commercial and financial	2,370	26	2,396	—
Real estate:
Construction, 1 to 4 family residential	714	—	714	—
Construction, land development and commercial	3,502	—	3,502	—
Mortgage, farmland	3,820	—	3,820	—
Mortgage, 1 to 4 family first liens	7,080	—	7,080	30
Mortgage, 1 to 4 family junior liens	236	—	236	—
Mortgage, multi-family	7,195	—	7,195	—
Mortgage, commercial	5,451	—	5,451	—
Loans to individuals	192	—	192	192
Obligations of state and political subdivisions	—	—	—	—
	$33,269	$226	$33,495	$222

The extent to which collateral secures collateral-dependent loans is provided in the previous individually analyzed loans table and changes in the extent to which collateral secures its collateral-dependent loans are described below. Collateral-dependent loans decreased $2.06 million from December 31, 2024 to December 31, 2025.  Collateral-dependent loans include any loan

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
that has been placed on nonaccrual status, accruing loans past due 90 days or more and loans made to borrowers with financial difficulties. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Collateral-dependent loans were 0.88% of loans held for investment as of December 31, 2025 and 0.97% as of December 31, 2024. The decrease in collateral-dependent loans is primarily due to a decrease in nonaccrual loans of $6.31 million. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4.Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight‑line method over the estimated useful lives of the related assets, which range from 3 to 40 years. Expenditures for maintenance and repairs are expensed as incurred, while major improvements are capitalized.

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,
	2025	2024
	(Amounts In Thousands)
Land	$11,600	$11,600
Buildings and improvements	39,278	38,920
Furniture and equipment	13,687	12,089
Construction in progress	1,737	25
Property and equipment, gross	66,302	62,634
Less accumulated depreciation	30,262	26,766
Property and equipment, net	$36,040	$35,868

Note 5.Leases

The Bank leases branch offices, parking facilities and certain equipment under operating leases. The leases have remaining lease terms of 1 year to 9 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 4 years. As the options are reasonably certain to be exercised, they are recognized as part of the right-of-use assets and lease liabilities.

For the years ended December 31, 2025 and 2024, total operating lease expense was $0.48 million and $0.55 million, respectively, and is included in occupancy expenses in the consolidated statement of income. Included in this were $0.44 million and $0.46 million of operating lease costs, respectively, $0.03 million and $0.03 million of short term lease costs, respectively, and $0.01 million and $0.06 million of variable lease costs, respectively.
For the years ended December 31, 2025 and 2024, cash paid for amounts included in the measurement of operating lease liabilities was $0.44 million and $0.46 million, respectively, and no right-of-use assets were obtained in exchange for lease obligations.
As of December 31, 2025 and 2024, operating lease right-of-use assets included in other assets were $1.60 million and $1.87 million, respectively. Operating lease liabilities included in other liabilities were $1.71 million and $1.97 million, respectively. The weighted average remaining lease term for operating leases was 7.00 years and 7.75 years, respectively, and the weighted average discount rate for operating leases was 3.68% and 3.68%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2026	$335
2027	333
2028	295
2029	172
2030	175
Thereafter	638
Total lease payments	1,948
Less imputed interest	(241)
Total operating lease liabilities	$1,707

Note 6.Interest - Bearing Deposits

A summary of these deposits is as follows:

	December 31,
	2025	2024
	(Amounts In Thousands)
NOW and other demand	$778,754	$789,113
Savings	1,162,735	1,048,477
Time, $250,000 and over	206,438	224,722
Other time	623,678	702,778
	$2,771,605	$2,765,090

Included in savings, were brokered deposits totaling $35.17 million and $34.75 million as of December 31, 2025 and 2024, respectively, with a weighted average interest rate of 4.12% and 4.51% as of December 31, 2025 and 2024, respectively.

Time deposits have a maturity as follows:

	December 31,
	2025	2024
	(Amounts In Thousands)
Due in one year or less	$786,535	$886,048
Due after one year through two years	30,091	19,838
Due after two years through three years	9,880	13,835
Due after three years through four years	2,195	7,203
Due over four years	1,415	576
	$830,116	$927,500

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7.Short-term Borrowings

The following table sets forth selected information for other borrowings each of which having a maturity of less than one year:

	December 31,
	2025	2024
	(Amounts In Thousands)
FHLB daily reset advances, interest rate 2025 3.98%; 2024 4.62%	$586,882	$437,636
Bank Term Funding Program, interest rate 2024 4.76%	—	109,000
	$586,882	$546,636

The Company has federal funds lines available totaling $175.00 million from multiple correspondent banking relationships as of December 31, 2025 and 2024, respectively. Of the total federal funds lines available, $48.49 million is secured by available for sale securities, and the remaining fed funds lines available are unsecured.

The Company's bank term funding program borrowings were secured by available for sale securities. As of December 31, 2025 there were no borrowings from the bank term funding program.

The Company's FHLB daily reset advances are secured by collateral provided by the Company's 1 to 4 family residential, commercial real estate, agricultural real estate first mortgages and multi-family loans as discussed in Note 8. The weighted average interest rate on these borrowings outstanding was 3.98% and 4.62% as of December 31, 2025 and 2024, respectively.

The Company also has availability to borrow from the Federal Reserve Bank Discount Window of $105.54 million and $100.00 million as of December 31, 2025 and 2024, respectively, that is secured by available for sale securities.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8.Federal Home Loan Bank Borrowings

As of December 31, 2025 and 2024, the borrowings were as follows:

	2025	2024
(Effective interest rates as of December 31, 2025)	(Amounts In Thousands)
Due 2025	$—	$87,050
Due 2027, 3.87% to 4.58%	40,000	40,000
Due 2030, 4.06%	24,333	—
	$64,333	$127,050

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $32.06 million and $28.02 million at December 31, 2025 and 2024, respectively. The Company has the ability to borrow against and had provided 1-4 family first mortgages, agricultural real estate, commercial real estate and multi-family loans totaling $1.051 billion as of December 31, 2025 and $996.70 million as of December 31, 2024 and there was $651.22 million and $564.69 million borrowed against this collateral as of December 31, 2025 and 2024, respectively. See Note 7 for FHLB daily reset advances.

Note 9.Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss (AOCI), included in stockholders’ equity, are as follows:

	December 31,
	2025	2024
	(Amounts in thousands)
Net unrealized (loss) on available-for-sale securities	$(1,711)	$(35,719)
Net unrealized (loss) on derivatives used for cash flow hedges	—	(93)
Tax effect	407	8,512
Net-of-tax amount	$(1,304)	$(27,300)

Note 10.Employee Benefit Plans

The Company has an Employee Stock Purchase Plan (the “ESPP”).  For each quarterly offering period, eligible employees can elect to contribute from 1.00% to 15.00% of their compensation.  The purchase price is the lesser of 90.00% of the fair market value on the first day of the offering period or the last day of the offering period.  The maximum dollar amount any one employee can elect to contribute in a year is $10,000. Through the ESPP 5,078, 5,864, and 6,550 shares of stock were purchased by employees of the Bank during the years ended December 31, 2025, 2024, and 2023, respectively.

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions.  The Company's contribution to the ESOP totaled $1.44 million, $1.37 million and $1.40 million for the years ended December 31, 2025, 2024 and 2023, respectively.  The 2025, 2024 and 2023 discretionary contribution rate was 4.50% of qualified salaries.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value.  To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity.  The Company obtains a quarterly independent appraisal of the shares of stock.  As of December 31, 2025 and 2024, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2025	2024
Shares held by the ESOP	668,407	670,236
Fair value per share	$81.50	$72.00
Maximum cash obligation	$54,475,000	$48,257,000

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors.  The Company made a 4.50% or $1.44 million, $1.37 million, and $1.40 million in contribution to the profit sharing plan for the years ended December 31, 2025, 2024, and 2023, respectively. The Company recorded matching contributions under its 401(k) plan to salaries and employee benefits expense of $0.29 million in 2025, $0.28 million in 2024, and $0.28 million in 2023.

The Company provides a deferred compensation program for executive officers.  This program allows executive officers to elect to defer a portion of their salaried compensation for payment by the Company at a subsequent date.  The executive officers can defer up to 30% of their base compensation. Any amount so deferred is credited to the executive officer’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferrals and earnings grow tax deferred until withdrawn from the plan.  Earnings credited to the individual’s accounts are recorded as compensation expense when earned.  The deferred compensation liability is recorded in other liabilities and totals $0.00 million and $0.05 million at December 31, 2025 and 2024, respectively.  Expense (income) related to the deferred compensation plan was $0.05 million for 2025, $0.01 million for 2024 and $(0.01) million for 2023 and is included in salaries and employee benefits expense.

The Company also provides a deferred compensation program for its Board of Directors.  Under the plan, each director may elect to defer up to 50% of such director’s cash compensation from retainers and meeting fees for payment by the Company at a subsequent date.  Any amount so deferred is credited to the director’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The director’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferred compensation liability for the directors’ plan is recorded in other liabilities and totaled $4.26 million and $3.69 million at December 31, 2025 and 2024, respectively.  Expense (income) related to the directors’ deferred compensation plan was $0.55 million for 2025, $0.36 million for 2024 and $(0.26) million for 2023 and is included in other noninterest expense.

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

The fair value of each option is estimated as of the date of grant using a Black Scholes option pricing model.  The expected lives of options granted incorporate historical employee exercise behavior.  The risk-free rate for periods that coincide with the expected life of the options is based on the ten year interest rate swap rate as published by the Federal Reserve Bank on the date of issuance.  Expected volatility is based on volatility levels of the Company’s peers’ common stock as the Company’s stock has limited trading activity.  Expected dividend yield was based on historical dividend rates. Significant assumptions for the options granted in 2024 on May 14, 2024 include the risk-free interest rate of 4.35%, expected option life of 7.5 years, expected volatility of 39% and expected dividends of 1.62%. Significant assumptions for the options granted in 2025 on May 13, 2025 include the risk-free interest rate of 4.29%, expected option life of 7.5 years, expected volatility of 34% and expected dividends of 1.53%.

There were 4,800 and 3,528 shares of stock options granted in 2025 and 2024, respectively. There were 1,935 and zero shares of stock options exercised in 2025 and 2024, respectively. The intrinsic value of options exercised was $0.04 million, $0.00 and $0.00 for 2025, 2024 and 2023, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Balance, December 31, 2022	5,805	$62.00	6.40	58
Granted	—
Exercised	—
Balance, December 31, 2023	5,805	$62.00	5.40	$23
Granted	3,528
Exercised	—
Balance, December 31, 2024	9,333	$64.27	6.28	$72
Granted	4,800
Exercised	(1,935)
Balance, December 31, 2025	12,198	$68.85	7.19	$154

Other pertinent information related to the options outstanding at December 31, 2025 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable
62.00	3,870	41 months	3,870
68.00	3,528	101 months	—
75.00	4,800	113 months	—
	12,198		3,870

As of December 31, 2025, the outstanding options have a weighted-average exercise price of $68.85 per share and a weighted average remaining contractual term of 7.19 years. There was $0.19 million in unrecognized compensation cost for stock options granted under the plan as of December 31, 2025. The cost is expected to be recognized over a weighted-average period of 3.40 years. As of December 31, 2025, there were 3,870 vested option shares.

As of December 31, 2025, 151,376 shares were available for stock options and awards under the 2020 Stock Option and Incentive Plan (2020 Plan).  The 2010 Stock Option and Incentive Plan (2010 Plan) was discontinued upon the approval of the 2020 Plan in April 2020. No stock options or stock awards will be issued from the 2010 Plan after April 2020.

The Compensation and Incentive Stock Committee is also authorized to grant awards of restricted common stock. A summary of the restricted stock award activity for the year ended December 31, 2025 is as follows:

	2020 Stock Option and Incentive Plan		2010 Stock Option and Incentive Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2024	87,556		28,300
Granted	21,213	$77.83	—	$—
Forfeited	10,445	67.00	1,600	59.13
Vested	6,094	63.34	11,100	53.74
Balance, December 31, 2025	92,230		15,600

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company authorized the issuance of 21,213 shares in 2025, 20,401 shares in 2024, and 24,393 shares in 2023 to certain employees.  The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period.  The expense relating to these awards for the years ended December 31, 2025, 2024 and 2023 was $0.72 million, $0.99 million and $0.85 million, respectively. 9,600, 10,000 and 10,800 shares of the restricted common stock shares awarded in December 31, 2025, 2024 and 2023, are subject to forfeiture upon termination of the employee's employment with the Company within eight years of the award.

Note 11.Income Taxes

Income taxes for the years ended December 31, 2025 and 2024 are summarized as follows:

	2025	2024	2023
	(Amounts In Thousands)
Current:
Federal	$14,128	$9,672	$9,575
State	3,561	2,751	2,596
Current expense	17,689	12,423	12,171
Deferred:
Federal	(2,213)	127	(2,215)
State	(287)	49	342
Deferred expense (benefit)	(2,500)	176	(1,873)
	$15,189	$12,599	$10,298

Temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes.  Deferred tax assets and liabilities at December 31, 2025, 2024, and 2023 were as follows:

	December 31,
	2025	2024	2023
	(Amounts In Thousands)
Deferred income tax assets:
Allowance for credit losses	$14,521	$12,106	$11,745
Deferred compensation and unearned restricted stock	1,867	1,753	1,671
Allowance for credit losses on off-balance sheet credit exposures	380	689	1,212
Accrued expenses	768	738	932
Unrealized losses on investment securities	407	8,490	8,419
State tax credits	2,940	—	—
State net operating loss	1,206	1,364	1,286
Other	210	—	—
Gross deferred tax assets	$22,299	$25,140	$25,265
Valuation allowance	(1,206)	(1,364)	(1,286)
Deferred tax asset, net of valuation allowance	$21,093	$23,776	$23,979
Deferred income tax liabilities:
Property and equipment	1,647	1,731	1,647
Goodwill	381	388	388
Prepaid expenses	567	499	495
Other	31	26	178
Gross deferred tax liabilities	$2,626	$2,644	$2,708
Net deferred tax assets	$18,467	$21,132	$21,271

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry-forwards.  The net operating loss carry-forwards are generated by the Company largely from its investment in tax credit real estate properties.  The Company is required to file a separate Iowa tax return and cannot be consolidated with the Bank.  The net operating loss carry-forwards will expire, if not utilized, between 2025 and 2043.  The Company has recorded a valuation allowance to reduce the deferred tax asset attributable to the net operating loss carry-forwards.  At December 31, 2025 and 2024, the Company believes it is more likely than not that the Iowa net operating loss carry-forwards will not be realized. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance decreased by $158,000 and and increased by $78,000 for the years ended December 31, 2025 and 2024, respectively.

Income tax expense for the years ended December 31, 2025, 2024, and 2023 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2025		2024		2023
	Amount	% Of Pretax Income	Amount	% Of Pretax Income	Amount	% Of Pretax Income
	(Amounts In Thousands)
US federal statutory rate	$15,895	21.00%	$12,643	21.00%	$10,180	21.00%
State income taxes, net of federal income tax benefit (1)	2,349	3.10	2,212	3.70	2,321	4.79
Income tax credits	(769)	(1.00)	(475)	(0.80)	(475)	(0.98)
Nontaxable or nondeductible items
Tax-exempt interest	(2,767)	(3.60)	(1,985)	(3.30)	(1,349)	(2.78)
Interest expense limitation	355	0.50	335	0.60	187	0.39
Other	(229)	(0.30)	(132)	(0.30)	(126)	(0.30)
Other Adjustments	355	0.10	1	—	(440)	(0.90)
	$15,189	19.80%	$12,599	20.90%	$10,298	21.22%

(1)State taxes in Iowa made up the majority (greater than 50 percent) of the tax effect in this category.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of income taxes paid for the years ended December 31, 2025, 2024, and 2023were as follows:

	Year Ended December 31,
	2025	2024	2023
	(Amounts In Thousands)
Total income taxes paid
US federal	$6,458	$9,512	$10,817
US state and local
Iowa	—	377	1,237
Other	—	—	—
Total	$6,458	$9,889	$12,054

Federal income tax expense for the years ended December 31, 2025, 2024, and 2023 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.  The tax years ended December 31, 2025, 2024, 2023, and 2022, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2025, 2024, 2023, and 2022, remain open for examination.  There were no material unrecognized tax benefits at December 31, 2025 and December 31, 2024.  No interest or penalties on these unrecognized tax benefits has been recorded.  As of December 31, 2025, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve month period ending December 31, 2026

Cash paid for income taxes represents amounts paid in cash to taxing authorities during the period. For the year ended December 31, 2025, the Company did not make any cash payments for state income taxes, as state income tax liabilities were satisfied through the utilization of purchased state tax credits. Accordingly, no cash payments for state income taxes are reflected in the cash paid for income taxes disclosure.

On July 4, 2025, the U.S. government enacted significant tax legislation commonly referred to as the One Big Beautiful Bill Act (the “Act”). The Act includes numerous provisions affecting federal income taxation, including extensions and modifications of certain provisions originally enacted under the Tax Cuts and Jobs Act, as well as changes related to depreciation, research and development expenditures, interest deductibility limitations and the phaseout or termination of certain tax credits. In accordance with ASC 740, Income Taxes, the Company evaluated the effects of the Act in the period that included the enactment date. The Company assessed the impact of the Act on its current tax expense, deferred tax assets and liabilities, valuation allowances, and effective tax rate, based on its specific facts and circumstances. The Company determined that the enactment of the Act did not have a material impact on its consolidated financial statements, including its income tax provision, deferred tax balances, or effective tax rate for the year ended December 31, 2025. Accordingly, no material adjustments related to the Act were recorded in the accompanying consolidated financial statements. The Company will continue to monitor future interpretive guidance and administrative developments related to the Act; however, such guidance is not expected to materially affect the Company’s income tax provision.

Note 12.     Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial results.  Under capital adequacy guidelines and the regulatory frameworks for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications of the Company and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of capital. The Bank uses the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
greater than 9%. Management believes that, as of December 31, 2025 and 2024, the Company and the Bank met all capital adequacy requirements to which they are subject.

The actual amounts and capital ratios as of December 31, 2025 and 2024, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2025:
Company:
Community Bank Leverage Ratio	$601,513	12.94%	9.00%
Bank:
Community Bank Leverage Ratio	601,341	12.94	9.00

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2024:
Company:
Community Bank Leverage Ratio	$565,744	12.69%	9.00%
Bank:
Community Bank Leverage Ratio	566,359	12.71	9.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of capital to assets of 9.00%, retained earnings of $183.23 million as of December 31, 2025 are available for the payment of dividends to the Company.

Note 13.     Related Party Transactions

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

The following is an analysis of the changes in the loans to those the Company has determined to be related parties during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(Amounts In Thousands)
Balance, beginning	$74,248	$73,337
Net increase due to change in related parties	4,176	4,972
Advances	39,540	18,408
Collections	(31,536)	(22,469)
Balance, ending	$86,428	$74,248

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the loans to related parties was one loan on nonaccrual and past due with a balance of $0.05 million and $0.6 million as of December 31, 2025 and 2024.
Deposits from these related parties totaled $28.69 million and $13.51 million as of December 31, 2025 and 2024, respectively.  Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

Letters of credit with these related parties totaled $0.07 million and $1.00 million as of December 31, 2025 and 2024, respectively, and were done under the same terms as those with nonrelated parties. There were no amounts drawn related to these letters of credit as of December 31, 2025 and 2024.

Credit cards with these related parties had an outstanding balance of $0.05 million and $0.06 million as of December 31, 2025 and 2024 with a total credit limit of $0.56 million and $0.35 million as of December 31, 2025 and 2024. These related party credit cards were done under the same terms as those with nonrelated parties.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14.     Fair Value Measurements

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2025 are as follows:

	December 31, 2025
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$42,114	$42,114	$42,114	$—	$—
Investment securities	955,584	955,584	255,527	700,057	—
Loans held for sale	8,047	8,047	—	8,047	—
Loans, net
Agricultural	118,506	118,737	—	—	118,737
Commercial and financial	283,728	284,244	—	—	284,244
Real estate:
Construction, 1 to 4 family residential	89,190	89,558	—	—	89,558
Construction, land development and commercial	245,127	246,410	—	—	246,410
Mortgage, farmland	274,312	268,568	—	—	268,568
Mortgage, 1 to 4 family first liens	1,241,209	1,193,847	—	—	1,193,847
Mortgage, 1 to 4 family junior liens	137,678	136,911	—	—	136,911
Mortgage, multi-family	491,937	477,170	—	—	477,170
Mortgage, commercial	555,322	549,177	—	—	549,177
Loans to individuals	27,937	27,613	—	—	27,613
Obligations of state and political subdivisions	41,873	41,393	—	—	41,393
Accrued interest receivable	23,404	23,404	—	23,404	—
Total financial instrument assets	$4,535,968	$4,462,777	$297,641	$731,508	$3,433,628
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$596,230	$596,230	$—	$596,230	$—
Interest-bearing deposits	2,771,605	2,563,767	—	2,563,767	—
Other short-term borrowings	586,882	585,948	—	585,948	—
Federal Home Loan Bank borrowings	64,333	64,754	—	64,754	—
Interest rate swaps	—	—	—	—	—
Accrued interest payable	3,453	3,453	—	3,453	—
Total financial instrument liabilities	$4,022,503	$3,814,152	$—	$3,814,152	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$675,284
Letters of credit	11,152
Total financial instrument liabilities with off-balance-sheet risk	$686,436

(1)Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2024 are as follows:

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$123,399	$123,399	$123,399	$—	$—
Investment securities	944,136	944,136	288,462	655,674	—
Loans held for sale	3,971	3,971	—	3,971	—
Loans, net
Agricultural	118,004	118,030	—	—	118,030
Commercial and financial	288,700	286,047	—	—	286,047
Real estate:
Construction, 1 to 4 family residential	79,171	79,730	—	—	79,730
Construction, land development and commercial	277,476	277,116	—	—	277,116
Mortgage, farmland	272,516	260,578	—	—	260,578
Mortgage, 1 to 4 family first liens	1,156,163	1,088,033	—	—	1,088,033
Mortgage, 1 to 4 family junior liens	136,831	133,501	—	—	133,501
Mortgage, multi-family	489,934	464,745	—	—	464,745
Mortgage, commercial	490,553	468,119	—	—	468,119
Loans to individuals	34,192	33,358	—	—	33,358
Obligations of state and political subdivisions	43,981	41,715	—	—	41,715
Accrued interest receivable	21,403	21,403	—	21,403	—
Total financial instrument assets	$4,480,430	$4,343,881	$411,861	$681,048	$3,250,972
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$581,043	$581,043	$—	$581,043	$—
Interest-bearing deposits	2,765,090	2,767,730	—	2,767,730	—
Other short-term borrowings	546,636	547,530	—	547,530	—
Federal Home Loan Bank borrowings	127,050	126,127	—	126,127	—
Interest rate swaps	93	93	—	93	—
Accrued interest payable	9,912	9,912	—	9,912	—
Total financial instrument liabilities	$4,029,824	$4,032,435	$—	$4,032,435	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$586,775
Letters of credit	13,867
Total financial instrument liabilities with off-balance-sheet risk	$600,642
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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the year ended December 31, 2025. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Off-balance sheet instruments:  Fair values for outstanding letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.  The fair value of the outstanding letters of credit and unfunded loan commitments are not significant.

Interest Rate Swap Agreements: The fair value is estimated using forward-looking interest rate curves and is calculated using discounted cash flows that are observable or that can be corroborated by observable market data (Level 2).

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025
Assets	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$255,527	$—	$—	$255,527
State and political subdivisions	—	382,645	—	382,645
Mortgage-backed securities and collateralized mortgage obligations	—	312,754	—	312,754
U.S. Government Agency and GSE securities	—	4,658	—	4,658
Total	$255,527	$700,057	$—	$955,584
Liabilities
Interest rate swaps	$—	—	$—	—

	December 31, 2024
Assets	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$288,462	$—	$—	$288,462
State and political subdivisions	—	362,736	—	362,736
Mortgage-backed securities and collateralized mortgage obligations	—	278,090	—	278,090
U.S. Government Agency and GSE securities	—	14,848	—	14,848
Total	$288,462	$655,674	$—	$944,136
Liabilities
Interest rate swaps	$—	93	$—	93
(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2025 and 2024.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis that were still held on the balance sheet at December 31, 2025 and 2024, the following tables provide the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

	December 31, 2025
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$—	$—
Commercial and financial	—	—	932	932
Real Estate:
Construction, 1 to 4 family residential	—	—	—	—
Construction, land development and commercial	—	—	194	194
Mortgage, farmland	—	—	—	—
Mortgage, 1 to 4 family first liens	—	—	2,020	2,020
Mortgage, 1 to 4 family junior liens	—	—	9	9
Mortgage, multi-family	—	—	136	136
Mortgage, commercial	—	—	444	444
Loans to individuals	—	—	—	—
Foreclosed assets (5)	—	—	—	—
Total	$—	$—	$3,735	$3,735

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2025 and 2024
(Amounts In Thousands)

ASSETS	2025	2024
Cash and cash equivalents at subsidiary bank	$2,957	$1,900
Investment in subsidiary bank	602,537	541,559
Other assets	1,567	1,377
Total assets	$607,061	$544,836
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$4,352	$3,892
Redeemable common stock held by ESOP	54,475	48,257
Stockholders' equity:
Capital stock	65,183	64,644
Retained earnings	629,068	578,882
Accumulated other comprehensive loss	(1,304)	(27,300)
Treasury stock at cost	(90,238)	(75,282)
	602,709	540,944
Less maximum cash obligation related to ESOP shares	54,475	48,257
Total stockholders' equity	548,234	492,687
Total liabilities and stockholders' equity	$607,061	$544,836

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2025, 2024 and 2023
(Amounts In Thousands)

	2025	2024	2023
Dividends received from subsidiary	$26,318	$23,551	$16,687
Other expenses	(1,130)	(868)	(199)
Income before income tax benefit and equity in undistributed income of subsidiary	25,188	22,683	16,488
Income tax benefit	191	34	54
	25,379	22,717	16,542
Equity in undistributed income of subsidiary	35,123	24,887	21,634
Net income	$60,502	$47,604	$38,176

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2025, 2024 and 2023
(Amounts In Thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$60,502	$47,604	$38,176
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed income of subsidiary	(35,123)	(24,887)	(21,634)
Share-based compensation	36	23	25
Compensation expensed through issuance of common stock	1,651	1,412	1,630
Forfeiture of common stock	(794)	(324)	(564)
(Increase) in other assets	(190)	(29)	(52)
Increase (decrease) in other liabilities	571	96	(529)
Net cash and cash equivalents provided by operating activities	26,653	23,895	17,052
Cash flows from financing activities:
Stock options exercised	120	—	—
Purchase of treasury stock	(15,634)	(12,902)	(7,710)
Proceeds from the issuance of common stock through the employee stock purchase plan	345	362	398
Excise tax paid on purchase of treasury stock	(111)	(56)	—
Dividends paid	(10,316)	(10,051)	(9,688)
Net cash and cash equivalents used by financing activities	(25,596)	(22,647)	(17,000)
Increase in cash and cash equivalents	1,057	1,248	52
Cash and cash equivalents:
Beginning of year	1,900	652	600
Ending of year	$2,957	$1,900	$652

Supplemental Disclosures
Noncash financing activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$6,218	$3,404	$(6,158)

Note 16.Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa had fair value of $162.38 million and $149.47 million for the years ended December 31, 2025 and 2024, respectively.  The concentrations of credit by type of loan are set forth in Note 3 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at December 31, 2025 and 2024 is as follows:

	2025	2024
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$93,895	$84,715
Credit cards	80,910	76,671
Commercial, real estate and home construction	177,797	153,208
Commercial lines and real estate purchase loans	322,682	272,181
Outstanding letters of credit	11,152	13,867
Total commitments	$686,436	$600,642

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded the Bank would be entitled to seek recovery from the customer.  At December 31, 2025 and 2024, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Lease commitments: The Company leases certain facilities under operating leases.  The minimum future rental commitments as of December 31, 2025 for all non-cancellable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)
2026	$318
2027	322
2028	289
2029	72
$1,001

Rent expense was $0.33 million, $0.36 million and $0.36 million for the years ended December 31, 2025, 2024 and 2023, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17.Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. The Bank entered into one interest rate swap agreement in November 2023 and was required to pledge a US Treasury security in the amount of approximately $0.00 and $250,000 of collateral as of December 31, 2025 and 2024, respectively, due to the agreement expiring on May 15, 2025.

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

The table below identifies the balance sheet category and fair value of the Bank’s derivative instrument designated as a cash flow hedge as of December 31, 2025 and 2024:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
December 31, 2025
Interest rate swap	$—	$—	N/A

December 31, 2024
Interest rate swap	$42,150	$(93)	Other Liabilities	5/15/2025

The table below identifies the losses recognized on the Bank’s derivative instrument designated as cash flow hedges for the years ended December 31, 2025, 2024, and 2023:

	Recognized in Other Comprehensive Loss	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
December 31, 2025
Interest rate swap	$71	Interest Expense	$—	Other Income	$—

December 31, 2024
Interest rate swap	$106	Interest Expense	$—	Other Income	$—

December 31, 2023
Interest rate swap	$(177)	Interest Expense	$—	Other Income	$—

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.Segment Reporting

The Company conducts operations through one reportable segment which is determined by the Senior Executive Committee, which is designated the chief operating decision maker, based upon information provided about the Company's products and services offered, primarily banking operations. The Executive Committee consists of the Chief Executive Officer and Chief Financial Officer. The segment is also distinguished by the level of information provided to the Executive Committee, who uses such information to review performance of various components of the business (such as branches), which are then aggregated if operating performance, products/services, and customers are similar. The Executive Committee will evaluate the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The Executive Committee uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The Executive Committee uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, credit loss expense, and payroll provide the significant expenses in the banking operation. All operations are domestic.

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

Subsequent events have been evaluated through March 18, 2026.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On January 5, 2026, the Audit Committee approved the dismissal of Forvis Mazars, LLP as the Company’s independent registered public accounting firm following completion of the audit for the fiscal year ended December 31, 2025, and approved the engagement of Crowe LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026.

The reports of Forvis Mazars, LLP on the Company’s consolidated financial statements for the fiscal years ended December 31, 2025 and December 31, 2024 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period through March 18, 2026, there were no disagreements with Forvis Mazars, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Forvis Mazars, LLP, would have caused reference in its reports.

During the same periods, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K, except for previously disclosed material weaknesses in internal control over financial reporting relating to (i) management review and activity-level controls over the period-end financial reporting process and controls to ensure that period-end financial statements to be filed are correct, and our independent auditor has completed its procedures prior to the filing of period-end financial statements; (ii) the review, posting, and approval of manual journal entries; (iii) the identification and disclosure of related party transactions; (iv) related to the allowance for credit losses on loans (“ACL”), the design of controls over the framework used to determine the qualitative component of the ACL and the review process to ensure qualitative adjustments are accurately determined and applied; (v) related to property and equipment, the design of controls over the determination of estimated useful lives and the timely identification and recording of dispositions of property and equipment; and (vi) management lacks sufficient depth and structure in the oversight of the financial reporting function and insufficient staffing levels with specialized technical accounting and internal control expertise to effectively design controls and perform an adequate level of review over the period-end financial reporting process.

The Company did not consult with Crowe LLP during the two most recent fiscal years or the subsequent interim period regarding either (i) the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered, or (ii) any matter that was the subject of a disagreement or reportable event under Item 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, provides only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, notwithstanding substantial progress as a result of the Company’s remediation efforts during 2025 to correct material weaknesses disclosed in the Company’s prior year Annual Report on Form 10-K (“2024 10-K”), as a result of the material weaknesses in internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting” the Company’s internal controls over financial reporting as of December 31, 2025, were not effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Internal control over financial reporting of the Company includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements. Important features of the Company’s system of internal control over financial reporting include the adoption and implementation of written policies and procedures, careful selection and training of financial management personnel, a continuing management commitment to the integrity of the system and through examinations by an internal audit function that coordinates its activities with the Company’s Independent Registered Public Accounting Firm.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2025. Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses were identified in the following areas:

•Management review and activity-level controls over the period-end financial reporting process and controls to ensure that i) period-end financial statements to be filed are correct, and ii) our independent auditor has completed its procedures prior to the filing of period end financial statements;
•The review, posting, and approval of manual journal entries;
•The identification and disclosure of related party transactions;
•Related to the allowance for credit losses on loans ("ACL"), the design of controls over the framework used to determine the qualitative component of the ACL and the review process to ensure qualitative adjustments are accurately determined and applied;
•Related to property and equipment, the design of controls over the determination of estimated useful lives and the timely identification and recording of dispositions of property and equipment; and
•Management lacks sufficient depth and structure in the oversight of the financial reporting function and insufficient staffing levels with specialized technical accounting and internal control expertise to effectively design controls and perform an adequate level of review over the period‑end financial reporting process.

Notwithstanding the material weaknesses, the Company’s management, including the CEO and CFO, has concluded that the consolidated financial statements, included in this Annual Report on Form 10-K, for the year ended December 31, 2025, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Attestation Report of the Registered Public Accounting Firm

Our independent auditor, Forvis Mazars, LLP, a registered public accounting firm, has issued its report on its audit of our internal control over financial reporting. Forvis Mazars, LLP’s attestation report contains an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. This report appears on pages 58-59.

Reference is made to the Report of Independent Registered Public Accounting Firm included in this Annual Report.

Remediation Plan

Throughout 2025 the Company invested substantial resources in remedial measures to strengthen its financial reporting controls and procedures as a result of the material weaknesses disclosed in its 2024 10-K and those disclosed above. These include (i) enhancing the design and documentation of key internal controls, (ii) strengthening management review controls, (iii) engagement of third parties with specialized accounting expertise, and (iv) retention of additional managerial resources with accounting and financial reporting experience and expertise. Management achieved substantial improvements to its financial reporting controls and procedures during 2025 as a result of these changes. Additionally, the Company’s Governance and Nominating Committee recruited, and the Board of Directors nominated for election to the Board of Directors at the 2026 Annual Meeting of Shareholders, an individual with prior public company auditing experience, including time as a partner with a major national accounting firm.

Ongoing Remediation and Outlook
The actions the Company is taking under its remediation plan are subject to ongoing management review and are also subject to Audit Committee oversight. Management remains committed to the full remediation of the identified material weaknesses and will continue to devote significant time, attention, training and resources to these efforts. Management expects to complete the remediation of these material weaknesses by December 31, 2026.

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

The information required by Item 10 of Part III is presented under the items entitled “Information Concerning Nominees for Election as Directors,” "Information Concerning Directors other than Nominees," "Corporate Governance and Board of Directors," and “Delinquent Section 16(a) Reports” in the Company’s Definitive Proxy Statement dated March 18, 2026 for the Annual Meeting of Stockholders on April 20, 2026.  Such information is incorporated herein by reference.

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

The information required by Item 11 of Part III is presented under the items entitled  “Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation Paid to the Named Executive Officers,” "Risk Management and Compensation Policies and Practices," “Compensation and Incentive Stock Committee Interlocks and Insider Participation,” "Schedule of Director Fees," "Director Compensation Table," and “Compensation and Incentive Stock Committee Report”  in the Company’s Definitive Proxy Statement dated March 18, 2026 for the Annual Meeting of Stockholders on April 20, 2026. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement dated March 18, 2026 for the Annual Meeting of Stockholders on April 20, 2026.  Such information is incorporated herein by reference.

The following table sets forth information regarding the Company’s equity compensation plan as of December 31, 2025, all of which relates to stock options issued under stock option plans approved by stockholders of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,198	$68.85	151,376
Equity compensation plans not approved by security holders	—	—	—
Total	12,198	$68.85	151,376

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the items entitled “Corporate Governance and the Boards of Directors,” and “Compensation and Incentive Stock Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement dated March 18, 2026 for the Annual Meeting of Stockholders on April 20, 2026. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained in the Company’s Definitive Proxy Statement dated March 18, 2026 for the Annual Meeting of Shareholders on April 20, 2026, under the heading “Audit Committee,” which information is incorporated herein by this reference.

The three additional data elements required to be tagged by a registrant that files financial statements using Inline XBRL are as follows:
•Forvis Mazars, LLP
•Springfield, Missouri
•PCAOB ID: 686

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

Form 10-K
(a)	1	Financial Statements	Reference

		Independent registered public accounting firm's report on the financial statements	Pages 56-59

		Consolidated balance sheets as of December 31, 2025 and 2024	Page 60

		Consolidated statements of income for the years ended December 31, 2025, 2024, and 2023	Page 61

		Consolidated statements of comprehensive income for the years ended December 31, 2025, 2024, and 2023	Page 62

		Consolidated statements of stockholders' equity for the years ended December 31, 2025, 2024, and 2023	Page 63

		Consolidated statements of cash flows for the years ended December 31, 2025, 2024, and 2023	Page 64

		Notes to consolidated financial statements	Page 66

	2	Financial Statements Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	3	Exhibits

	3.1	Restated Articles of Incorporation incorporated by reference from the Company's Form 10-K (Exhibit 3.1) filed March 5, 2024.

	3.2	Amended and Restated ByLaws incorporated by reference from the Company's Form 10-K (Exhibit 3.2) filed March 5, 2024.

	4.1	Description of Registered Securities

	10.1	2010 Stock Option and Incentive Plan, incorporated by reference from Registrant’s Form S-8 filed June 29, 2012.

	10.2	2020 Stock Option and Incentive Plan, incorporated by reference from Registrant’s Form 10-Q filed with the Commission on May 4, 2020.

10.3
Form of non-employee Director Stock Option Grant Agreement (Used for 2010 and 2020 Stock Option and Incentive Plan Awards). incorporated by reference from Registrant's Annual Report on Form 10-K (Exhibit 10.3) filed on March 14, 2025..

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

10.6	Form of Director Deferred Compensation Plan Agreement is attached on Page 131, incorporated by reference from Registrant's Annual Report on Form 10-K (Exhibit 10.6) filed March 14, 2025.

11	Statement Regarding Computation of Basic and Diluted Earnings Per Share. (Note: Statement included in Note 1 under Item 8 of Part II above)

19	Insider Trading Policies and Procedures is attached on Page 138, incorporated by reference from Registrant's Annual Report on Form 10-K (Exhibit 19) filed March 14, 2025

21	Subsidiary of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm - Forvis Mazars, LLP

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DED	XBRL Taxonomy Extension Definitions Linkbase Document
(1) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION
Date:	March 18, 2026	By: /s/Lisa A. Shileny
Lisa A. Shileny, Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 18, 2026	By: /s/Lisa A. Shileny
Lisa A. Shileny, Director, President and Chief Executive Officer

Date:	March 18, 2026	By: /s/Anthony V. Roetlin
Anthony V. Roetlin, Treasurer, Chief Financial Officer and Chief Accounting Officer

Date:	March 18, 2026	By: /s/Michael S. Donovan
Michael S. Donovan, Director

Date:	March 18, 2026	By: /s/Kristie L. Fisher
Kristie L. Fisher, Director

Date:	March 18, 2026	By: /s/Kirsten H. Frey
Kirsten H. Frey, Director

Date:	March 18, 2026	By: /s/Michael E. Hodge
Michael E. Hodge, Director

Date:	March 18, 2026	By: /s/Emily A. Hughes
Emily A. Hughes, Director

Date:	March 18, 2026	By: /s/Michael D. Jensen
Michael D. Jensen, Director

Date:	March 18, 2026	By: /s/Casey L. Peck
Casey L. Peck, Director

Date:	March 18, 2026	By: /s/John W. Phelan
John W. Phelan, Director

Date:	March 18, 2026	By: /s/Ann M. Rhodes
Ann M. Rhodes, Director

Date:	March 18, 2026	By: /s/James C. Schmitt
James C. Schmitt, Director

Date:	March 18, 2026	By: /s/Thomas M. Slattery
Thomas M. Slattery, Director

Date:	March 18, 2026	By: /s/Amy E. T. Sparks
Amy E. T. Sparks, Director

Date:	March 18, 2026	By: /s/William A. Wever II
William A. Wever II, Director

Date:	March 18, 2026	By: /s/Thomas R. Wiele
Thomas R. Wiele, Director