Form 10-Q
period 2026-03-31
HILLS BANCORPORATION
filed 2026-05-11
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		April 30, 2026

Common Stock	No par value	8,737,858

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Amounts)

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Cash and cash equivalents	$56,079	$42,114
Investment securities available for sale at fair value (amortized cost March 31, 2026 $969,159; December 31, 2025 $957,295)	958,384	955,584
Stock of Federal Home Loan Bank	22,787	32,063
Loans held for sale	5,215	8,047
Loans, net of allowance for credit losses March 31, 2026 $56,601; December 31, 2025 $58,204	3,522,118	3,506,819
Property and equipment, net	37,234	36,040
Tax credit real estate	7,884	8,241
Accrued interest receivable	25,727	23,404
Deferred income taxes, net	21,244	18,467
Goodwill	2,500	2,500
Other assets	13,887	14,591
Total Assets	$4,673,059	$4,647,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$615,648	$596,230
Interest-bearing deposits	2,983,970	2,771,605
Total deposits	3,599,618	3,367,835
Other short-term borrowings, including FHLB daily reset advances	380,187	586,882
Federal Home Loan Bank borrowings	64,083	64,333
Accrued interest payable	3,250	3,453
Allowance for credit losses on off-balance sheet credit exposures	4,340	4,501
Other liabilities	17,503	18,157
Total Liabilities	4,068,981	4,045,161

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	58,521	54,475

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued March 31, 2026 10,340,933 shares; December 31, 2025 10,339,953 shares	$—	$—
Paid in capital	65,497	65,183
Retained earnings	640,206	629,068
Accumulated other comprehensive loss	(8,214)	(1,304)
Treasury stock at cost (March 31, 2026 1,590,991 shares; December 31, 2025 1,556,890 shares)	(93,411)	(90,238)
Total Stockholders' Equity	604,078	602,709
Less maximum cash obligation related to ESOP shares	58,521	54,475
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	545,557	548,234
Total Liabilities & Stockholders' Equity	$4,673,059	$4,647,870

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2026	2025
Interest income:
Loans, including fees	$50,270	$46,130
Investment securities:
Taxable	7,119	6,335
Nontaxable	2,907	2,550
Federal funds sold	91	189
Total interest income	60,387	55,204
Interest expense:
Deposits	12,708	14,478
Other short-term borrowings	3,336	2,942
FHLB borrowings	2,550	3,622
Total interest expense	18,594	21,042
Net interest income	41,793	34,162
Credit loss expense (benefit)	(1,066)	3,870
Net interest income after credit loss expense	42,859	30,292
Noninterest income:
Net gain on sale of loans	515	244
Trust fees	3,966	4,045
Service charges and fees	3,078	3,055
Other noninterest income	987	777
Loss on sale of investment securities	(13)	—
	8,533	8,121
Noninterest expenses:
Salaries and employee benefits	12,546	11,365
Occupancy	912	1,150
Furniture, equipment and software	2,386	1,746
Office supplies and postage	554	512
Advertising and business development	1,018	834
Outside services	4,573	3,885
FDIC insurance assessment	526	512
Other noninterest expense	1,365	643
	23,880	20,647
Income before income taxes	27,512	17,766
Income taxes	5,569	3,333
Net income	$21,943	$14,433

Earnings per share:
Basic	$2.50	$1.61
Diluted	2.50	1.61

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$21,943	$14,433

Other comprehensive income (loss)
Securities:
Net change in unrealized gain (loss) on securities available for sale	(9,077)	1,391
Reclassification adjustment for net losses realized in net income	13	—
Income taxes	2,154	(330)
Other comprehensive income (loss) on securities available for sale	(6,910)	1,061
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain on derivatives	—	58
Income taxes	—	(14)
Other comprehensive income on cash flow hedges	—	44

Other comprehensive income (loss), net of tax	(6,910)	1,105

Comprehensive income	$15,033	$15,538

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended March 31, 2026 and 2025
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2024	$64,644	$578,882	$(27,300)	$(75,282)	$(48,257)	$492,687
Issuance of 4,019 shares of common stock	177	—	—	114	—	291
Issuance of 1,444 shares of common stock under the employee stock purchase plan	94	—	—	—	—	94
Unearned restricted stock compensation	50	—	—	—	—	50
Forfeiture of 2,077 shares of common stock	(132)	—	—	—	—	(132)
Share-based compensation	5	—	—	—	—	5
Change related to ESOP shares	—	—	—	—	(2,261)	(2,261)
Net income	—	14,433	—	—	—	14,433
Cash dividends (1.15 per share)	—	(10,316)	—	—	—	(10,316)
Purchase of 32,379 shares of common stock	—	—	—	(2,398)	—	(2,398)
Other comprehensive income (loss)	—	—	1,105	—	—	1,105
Balance, March 31, 2025	$64,838	$582,999	$(26,195)	$(77,566)	$(50,518)	$493,558

Balance, December 31, 2025	$65,182	$629,068	$(1,304)	$(90,237)	$(54,475)	$548,234
Issuance of 2,993 shares of common stock	154	—	—	93	—	247
Issuance of 1,310 shares of common stock under the employee stock purchase plan	101	—	—	—	—	101
Unearned restricted stock compensation	72	—	—	—	—	72
Forfeiture of 330 shares of common stock	(24)	—	—	—	—	(24)
Share-based compensation	12	—	—	—	—	12
Change related to ESOP shares	—	—	—	—	(4,046)	(4,046)
Net income	—	21,943	—	—	—	21,943
Cash dividends ($1.23 per share)	—	(10,805)	—	—	—	(10,805)
Purchase of 37,094 shares of common stock	—	—	—	(3,130)	—	(3,130)
Excise tax on shares repurchased				(137)		(137)
Other comprehensive income (loss)	—	—	(6,910)	—	—	(6,910)
Balance, March 31, 2026	$65,497	$640,206	$(8,214)	$(93,411)	$(58,521)	$545,557

 See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$21,943	$14,433
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	396	602
Credit loss expense (benefit)	(1,066)	3,870
Loss on sale of investment securities available for sale	13	—
Forfeiture of common stock	(24)	(132)
Share-based compensation	12	5
Compensation expensed through issuance of common stock	247	291
(Provision) benefit for deferred income taxes	1,342	(793)
Purchase of state tax credits	(1,363)	—
Net loss on sale of other real estate owned and other repossessed assets	6	125
Loss from equity method investments	78	115
Net loss on the disposal of property	6	—
Increase in accrued interest receivable	(2,323)	(2,386)
Net accretion of discount on investment securities	(1,019)	(696)
(Increase) decrease in other assets	700	(1,459)
Amortization of operating lease right of use assets	64	65
Amortization of tax credit real estate investments	279	650
(Increase) decrease in accrued interest payable and other liabilities	(970)	2,429
Loans originated for sale	(56,029)	(23,999)
Proceeds on sales of loans	59,376	22,170
Net gain on sales of loans	(515)	(244)
Net cash and cash equivalents provided by operating activities	21,153	15,046
Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	28,818	68,359
Proceeds from sales of investment securities available for sale	134	—
Purchases of investment securities available for sale	(39,810)	(28,247)
Proceeds from sale of stock of Federal Home Loan Bank	20,109	16,821
Purchases of stock of Federal Home Loan Bank	(10,833)	(14,503)
Loans made to customers, net of collections	(16,047)	(31,242)
Proceeds on sale of other real estate owned	52	241
Purchases of property and equipment	(615)	(468)
Net cash and cash equivalents provided by (used in) investing activities	(18,192)	10,961
Cash Flows from Financing Activities
Net increase in deposits	231,783	132,213
Net decrease in other short-term borrowings	(206,695)	(546,636)
Principal payments on short-term FHLB borrowings	(577,224)	(221,871)
Proceeds from the issuance of short-term FHLB borrowings	577,224	324,721
Principal payments on long-term FHLB borrowings	(250)	—
Proceeds from the issuance of long-term FHLB borrowings	—	280,000
Purchase of common stock	(3,130)	(2,398)
Proceeds from the issuance of common stock through the employee stock purchase plan	101	94
Dividends paid	(10,805)	(10,316)
Net cash and cash equivalents provided by (used in) financing activities	11,004	(44,193)
(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Three Months Ended March 31,
	2026	2025
Increase (decrease) in cash and cash equivalents	13,965	(18,186)
Cash and cash equivalents:
Beginning of period	42,114	123,399
End of period	$56,079	$105,213

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$12,886	$15,198
Interest paid on other obligations	5,911	11,137
Income taxes paid	5,457	—

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$4,046	$2,261
Transfers to other real estate owned	118	492
Property acquired through extinguishment of loan receivable	981	—
Tax credits acquired through extinguishment of loan receivable	602	—
Contributions payable for investment in tax credit real estate included in other liabilities	—	1,247

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

Operating results for the three month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2025 filed with the Securities Exchange Commission on March 18, 2026.  The consolidated balance sheet as of December 31, 2025, has been derived from the audited consolidated financial statements for that period.

Subsequent Events: The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC. In April 2026, the Company’s Board of Directors approved and announced a two‑for‑one (2‑for‑1) stock split of the Company’s issued and outstanding shares of common stock, no par value, to be effected in the form of a stock dividend. Shareholders of record as of June 1, 2026 will receive one additional share of common stock for each share held, with distribution expected on June 8, 2026. In connection with the stock split, the Company will increase its authorized shares of common stock from 20,000,000 to 40,000,000 shares. All outstanding equity awards will be proportionally adjusted to reflect the stock split. The accompanying consolidated financial statements do not reflect the impact of the stock split.

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

Certain Significant Estimates: The allowance for credit losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at March 31, 2026 may change in the near-term and the effect could be material to the consolidated financial statements.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of March 31, 2026 and December 31, 2025, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition costs as of March 31, 2026 and December 31, 2025.

Tax credit real estate: Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of March 31, 2026. In addition, in July 2024, the Company made a tax equity investment in an entity to provide for the historic preservation of a mixed use property in Cedar Rapids, Iowa. The Company has a 99% or greater limited partnership interest in each limited partnership or company. The investment in each was completed after the projects had been developed by the general partner or managing member. On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if there are indications of impairment. This is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, a valuation allowance would be established with a charge to expense. There were no indications of impairment based on management's evaluation and therefore no valuation allowance was determined necessary as of March 31, 2026 and December 31, 2025. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Available-for-sale debt securities and the allowance for credit losses on available-for-sale debt securities: Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of March 31, 2026 or 2025.

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

If the Company intends to sell a debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the debt security is written down to its fair value and the write down is charged against the allowance for credit losses with any incremental impairment reported in earnings.

Accrued interest receivable on AFS debt securities, stock of the Federal Home Loan Bank, and Federal Reserve excess balance account totaled $7.55 million and $6.81 million at March 31, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses.

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

Loans held for investment: Loans are stated at the amount of unpaid principal, net of deferred loan fees, and reduced by the allowance for credit losses ("ACL"). Accrued interest receivable on loans held for investment totaled $18.17 million and $16.59 million at March 31, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due.  When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed.  Loans are

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments which consist of agricultural, commercial and financial, real estate, loans to individuals, and obligations of state and political subdivisions. These segments are further disaggregated into loan classes, the level at which credit risk is monitored. For each of these pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The following provides the credit quality indicators and risk elements that are most relevant and most carefully considered and monitored for each loan portfolio segment.

Agricultural - Agricultural operating loans include loans made to finance agricultural production and other loans to farmers and farming operations. Agricultural loans also include mortgage loans secured by farmland. Agricultural operating loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural operating loans is dependent upon the profitable operation or management of the agricultural entity. Agricultural operating loans generally have a term of one year and may have a fixed or variable rate. The primary economic forecast used in estimating expected credit losses for this segment is the Iowa unemployment rate.

Commercial and Financial - The commercial loan portfolio segment is comprised commercial lines of credit, term loans, and other business-related lending that are generally secured by business assets or supported by borrower and guarantor cash flows. Underwriting emphasizes assessment of borrower profitability, liquidity, leverage, and historical financial performance. Repayment is sensitive to changes in general economic conditions, business performance, and interest rates. The primary economic forecast utilized for this segment is the Iowa unemployment rate.

Real Estate - The real estate loan segment includes loans secured by real property and is disaggregated into the following loan classes: construction, 1 to 4 family residential; construction, land development and commercial; mortgage loans secured by farmland; mortgage loans secured by 1 to 4 family residential properties (first and junior liens); mortgage loans secured by multi-family properties; and mortgage loans secured by commercial real estate.

•Construction Loans include loans for residential construction and for commercial construction and land development projects. These loans are generally dependent on the successful completion and sale or stabilization of the underlying property and are subject to risks related to construction timelines, cost overruns, absorption rates, and market demand.
•Residential Mortgage Loans secured by 1 to 4 family properties are comprised of the single family and home equity loan classes, which are underwritten after evaluating a borrower's capacity to repay, credit, and collateral. Several factors are considered when assessing a borrower's capacity, including the borrower's employment, income, current debt, assets, and level of equity in the property. Credit refers to how well a borrower manages their current and prior debts as documented by a credit report that provides credit scores

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
and the borrower's current and past information about their credit history. Collateral refers to the type and use of property, occupancy, and market value. Property appraisals are obtained to assist in evaluating collateral. Loan-to-property value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices and demand and levels of unemployment.
•Commercial and Multi-Family Mortgage Loans are underwritten based on analysis of property cash flows, debt service coverage, tenant composition, vacancy trends, borrower experience, and sponsorship strength. Repayment is sensitive to changes in interest rates, property operating performance, and local economic conditions.
•Farmland Mortgage Loans secured by agricultural real estate are made to individuals and businesses within the Company's trade area. The primary source of repayment is the cash flow generated by the collateral underlying the loan. The secondary repayment source would be the liquidation of the collateral. Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less. Generally, interest rates are fixed for mortgage loans secured by farmland.

The primary economic forecast utilized in estimating expected credit losses for real estate loan classes is the Iowa unemployment rate.

Loans to Individuals - The Bank offers consumer loans to individuals including personal loans and automobile loans. These consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than real estate-related loans. Consumer loans collections are dependent on the borrower's continuing financial stability and are more likely to be affected by adverse personal circumstances. Collateral for these loans generally includes automobiles, boats, recreational vehicles and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to recover and may fluctuate in value based on condition. Primary economic forecasts used in estimating expected credit losses for this segment include the Iowa unemployment rate and the National real gross domestic product.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Allowance for credit losses on off-balance sheet credit exposures, including unfunded loan commitments: The Company maintains a separate allowance for credit losses from off-balance sheet credit exposures, including unfunded loan commitments, which is disclosed on the balance sheet. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the ACL methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance-sheet (OBS) credit exposures that are unconditionally cancellable by the Company, such as credit card receivables, or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. The allowance for credit losses on OBS credit exposures is adjusted as credit loss expense. Categories of OBS credit exposures correspond to the loan portfolio segments described previously.

Effect of New Financial Accounting Standards:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The standard was adopted by the Company as of December 31, 2025 on a retrospective basis. The amendments affect annual income tax disclosures only and did not have a material impact on the Company’s interim consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which provides targeted amendments intended to enable entities to apply hedge accounting to a broader range of highly effective economic hedges and to better align hedge accounting outcomes with risk-management activities. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted. The Company currently has no derivative positions outstanding; however, because it may enter into derivative or hedging relationships in future periods, the Company is evaluating the guidance to determine the potential impact on its consolidated financial statements and the method of adoption. At this time, the Company has not yet determined the expected impact of this update upon adoption.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which improves the navigability of the required interim disclosures, provides clarity as to when it is applicable, and provides additional guidance on what disclosures are required in interim reporting periods by establishing a disclosure principle. The guidance is effective for interim reporting periods beginning in 2028 and can be applied either prospectively or retrospectively. The Company is currently evaluating the updated guidance to assess the impact and determining its method of adoption.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which provides technical corrections, clarifications, and other minor enhancements across numerous areas of the Accounting Standards Codification. The amendments address 33 issues, including clarifications related to diluted earnings per share, lease receivable disclosures, and other areas where existing guidance was ambiguous or difficult to apply. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. ASU 2025-12 contains mixed transition requirements. Issue 4, relating to diluted EPS, must be adopted retrospectively, while all other amendments may be applied either prospectively or retrospectively, at the entity’s election on an issue-by-issue basis. The Company is currently evaluating the impact of ASU 2025-12 on its accounting policies, processes, and disclosures; however, the Company does not expect adoption of this update to have a material effect on its consolidated financial statements.

Note 2.Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding.  ESOP shares are considered outstanding for this calculation unless unearned.

The following table presents calculations of earnings per share:

	Three Months Ended March 31,
	2026	2025
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the period	8,783,062	8,969,422
Weighted average number of net shares (redeemed)	(14,352)	(9,769)
Weighted average shares outstanding (basic)	8,768,710	8,959,653
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	1,748	942
Weighted average number of shares (diluted)	8,770,458	8,960,595
Net income (In thousands)	$21,943	$14,433
Earnings per share:
Basic	$2.50	$1.61
Diluted	$2.50	$1.61

Note 3.Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss (AOCI), included in stockholders’ equity, at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(amounts in thousands)
Net unrealized (loss) on available-for-sale securities	$(10,775)	$(1,711)
Tax effect	2,561	407
Net-of-tax amount	$(8,214)	$(1,304)

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 4.Securities

The carrying values of investment securities as of March 31, 2026 and December 31, 2025 are summarized in the following table (dollars in thousands):

	March 31, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$264,428	27.59%	$255,527	26.74%
U.S. Government Agency and GSE securities	4,592	0.48	4,658	0.49
State and political subdivisions	372,028	38.82	382,645	40.04
Mortgage-backed securities and collateralized mortgage obligations	317,336	33.11	312,754	32.73
Total securities available for sale	$958,384	100.00%	$955,584	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity. As of March 31, 2026 and December 31, 2025, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. The Company has no securities designated as trading or held to maturity in its portfolio as of March 31, 2026 or December 31, 2025.

The carrying amount of available-for-sale securities and their approximate fair values as of March 31, 2026 and December 31, 2025, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
March 31, 2026
U.S. Treasury	$264,404	$1,081	$(1,057)	$—	$264,428
U.S. Government Agency and GSE securities	4,711	—	(119)	—	4,592
State and political subdivisions	382,785	1,402	(12,159)	—	372,028
Mortgage-backed securities and collateralized mortgage obligations	317,259	1,569	(1,492)	—	317,336
Total	$969,159	$4,052	$(14,827)	$—	$958,384
December 31, 2025
U.S. Treasury	$253,925	$2,316	$(714)	$—	$255,527
U.S. Government Agency and GSE securities	4,687	—	(29)	—	4,658
State and political subdivisions	388,685	3,214	(9,254)	—	382,645
Mortgage-backed securities and collateralized mortgage obligations	309,998	3,258	(502)	—	312,754
Total	$957,295	$8,788	$(10,499)	$—	$955,584

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities as of March 31, 2026, were as follows (in thousands) below.

	Amortized Cost	Fair Value
Due in one year or less	$77,313	$76,632
Due after one year through five years	280,659	280,312
Due after five years through ten years	86,872	79,591
Due over ten years	207,056	204,513
	$651,900	$641,048
Mortgage-backed securities and collateralized mortgage obligations	317,259	317,336
	$969,159	$958,384

Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the above summary.

As of March 31, 2026 and December 31, 2025, investment securities with a market value of $153.29 million and $154.03 million, respectively, were pledged to collateralize other borrowings. As of March 31, 2026, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Sale proceeds	$134	$—
Gross realized gains	—	—
Gross realized losses	(13)	—

The following table shows the Company's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025 (in thousands):

	Less than 12 months				12 months or more				Total
March 31, 2026 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	18	$76,527	$(525)	0.69%	19	$51,814	$(532)	1.03%	37	$128,341	$(1,057)	0.82%
U.S. Government Agency and GSE securities	1	4,592	(119)	2.59	—	—	—	—	1	4,592	(119)	2.59
State and political subdivisions	413	173,209	(2,793)	1.61	346	95,158	(9,366)	9.84	759	268,367	(12,159)	4.53
Mortgage-backed securities and collateralized mortgage obligations	13	111,665	(1,228)	1.10	4	18,578	(264)	1.42	17	130,243	(1,492)	1.15
	445	$365,993	$(4,665)	1.27%	369	$165,550	$(10,162)	6.14%	814	$531,543	$(14,827)	2.79%

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Less than 12 months				12 months or more				Total
December 31, 2025 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	6	$29,972	$(69)	0.23%	23	$61,637	$(645)	1.05%	29	$91,609	$(714)	0.78%
U.S. Government Agency and GSE securities	1	4,658	(29)	0.62	—	—	—	—	1	4,658	(29)	0.62
State and political subdivisions	78	47,697	(446)	0.94	518	159,124	(8,808)	5.54	596	206,821	(9,254)	4.47
Mortgage-backed securities and collateralized mortgage obligations	7	77,518	(382)	0.49	4	19,920	(120)	0.60	11	97,438	(502)	0.52
	92	$159,845	$(926)	0.58%	545	$240,681	$(9,573)	3.98%	637	$400,526	$(10,499)	2.62%

The Company considered the following information in reaching the conclusion that the unrealized losses disclosed in the table above are not attributable to credit losses.  None of the unrealized losses in the above table were due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates. The Company completed several balance sheet repositioning transactions related to its investment securities portfolio throughout the last four months of 2025. This consisted of the sale of lower-yielding AFS debt securities resulting in a pre-tax realized loss on the sales of $9.63 million in total for 2025. All of the proceeds from the sale of these securities were used to purchase AFS debt securities at higher yields to improve income going forward, while maintaining the liquidity provided by the investment portfolio. Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of March 31, 2026. The fair value is expected to recover as the securities approach maturity. The Company evaluates whether a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of March 31, 2026.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5.Loans and Allowance for Credit Losses

Classes of loans are as follows:

	March 31, 2026	December 31, 2025
	(Amounts In Thousands)
Agricultural	$122,863	$118,924
Commercial and financial	294,009	295,618
Real estate:
Construction, 1 to 4 family residential	101,568	89,807
Construction, land development and commercial	259,006	248,292
Mortgage, farmland	273,485	276,790
Mortgage, 1 to 4 family first liens	1,255,829	1,261,877
Mortgage, 1 to 4 family junior liens	139,854	143,317
Mortgage, multi-family	495,392	494,282
Mortgage, commercial	567,272	565,177
Loans to individuals	27,308	28,763
Obligations of state and political subdivisions	41,854	41,885
Gross Loans (ex net unamortized fees and costs)	3,578,440	3,564,732
Net unamortized fees and costs	279	291
Gross Loans	3,578,719	3,565,023
Less allowance for credit losses	56,601	58,204
Loans, net allowance for credit losses	$3,522,118	$3,506,819

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses (ACL) on loans for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31, 2026
	December 31, 2025	Charge-offs	Recoveries	Credit loss expense (benefit)	March 31, 2026
	(Amounts In Thousands)
ACL on loans:
Agricultural	$418	$(21)	$17	$73	$487
Commercial and financial	11,890	(277)	322	(1,073)	10,862
Real estate:
Construction, 1 to 4 family residential	617	(152)	15	281	761
Construction, land development and commercial	3,165	—	—	320	3,485
Mortgage, farmland	2,478	(68)	1	(481)	1,930
Mortgage, 1 to 4 family first liens	20,959	(476)	105	386	20,974
Mortgage, 1 to 4 family junior liens	5,639	(200)	46	32	5,517
Mortgage, multi-family	2,345	—	133	(120)	2,358
Mortgage, commercial	9,855	(101)	5	(508)	9,251
Loans to individuals	826	(171)	123	186	964
Obligations of state and political subdivisions	12	—	—	—	12
Total	$58,204	$(1,466)	$767	$(904)	$56,601

	Three Months Ended March 31, 2025
	December 31, 2024	Charge-offs	Recoveries	Credit loss expense (benefit)	March 31, 2025
	(Amounts In Thousands)
ACL on loans:
Agricultural	$674	$(35)	$106	$38	$783
Commercial and financial	10,217	(251)	248	687	10,901
Real estate:
Construction, 1 to 4 family residential	280	(232)	24	250	322
Construction, land development and commercial	2,113	(19)	2	49	2,145
Mortgage, farmland	3,252	—	13	204	3,469
Mortgage, 1 to 4 family first liens	18,210	(328)	73	684	18,639
Mortgage, 1 to 4 family junior liens	4,719	(57)	89	(109)	4,642
Mortgage, multi-family	2,828	(200)	15	287	2,930
Mortgage, commercial	7,525	(237)	9	840	8,137
Loans to individuals	1,109	(374)	94	141	970
Obligations of state and political subdivisions	13	—	—	(1)	12
Total	$50,940	$(1,733)	$673	$3,070	$52,950

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses (ACL) for off-balance sheet credit exposures for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026
	December 31, 2025	Credit loss (benefit) expense	(Charge-offs), net recoveries	March 31, 2026
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Agricultural	$88	$360	$—	$448
Commercial and financial	2,376	(617)	—	1,759
Real estate:
Construction, 1 to 4 family residential	410	(103)	—	307
Construction, land development and commercial	844	175	—	1,019
Mortgage, farmland	71	(24)	—	47
Mortgage, 1 to 4 family first liens	122	(53)	—	69
Mortgage, 1 to 4 family junior liens	435	68	—	503
Mortgage, multi-family	30	52	—	82
Mortgage, commercial	62	(36)	—	26
Loans to individuals	56	(14)	—	42
Obligations of state and political subdivisions	7	31	—	38
Total	$4,501	$(161)	$—	$4,340

	Three Months Ended March 31, 2025
	December 31, 2024	Credit loss (benefit) expense	(Charge-offs), net recoveries	March 31, 2025
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Agricultural	$147	$1	$—	$148
Commercial and financial	1,753	566	—	2,319
Real estate:
Construction, 1 to 4 family residential	179	(37)	—	142
Construction, land development and commercial	307	22	—	329
Mortgage, farmland	13	29	—	42
Mortgage, 1 to 4 family first liens	120	111	—	231
Mortgage, 1 to 4 family junior liens	292	3	—	295
Mortgage, multi-family	1	23	—	24
Mortgage, commercial	45	78	—	123
Loans to individuals	43	4	—	47
Obligations of state and political subdivisions	—	—	—	—
Total	$2,900	$800	$—	$3,700

Credit loss expense (benefit) for off-balance sheet credit exposures is included in credit loss expense (benefit) on the consolidated statement of income for the three months ended March 31, 2026 and 2025.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Management regularly reviews loans in the portfolio to assess credit quality indicators and to determine appropriate loan classification and grading in accordance with applicable bank regulations. The Company's risk rating methodology assigns risk ratings ranging from substandard to excellent. The Company differentiates its lending portfolios into loans sharing common risk characteristics for which expected credit loss is measured on a pool basis and loans not sharing common risk characteristics for which credit loss is measured individually.

The below are descriptions of the credit quality indicators:

Excellent – Excellent rated loans are prime quality loans covered by highly liquid collateral with generous margins or supported by superior current financial conditions reflecting substantial net worth, relative to total credit extended, and based on assets of a stable and non-speculative nature whose values can be readily verified. Identified repayment source or cash flow are abundant and assured. Loans are secured with cash, cash equivalents, or collateral with very low loan to values. The borrower would qualify for unsecured debt and guarantors provide excellent secondary support to the relationship. The borrower has a long-term relationship with Hills Bank, maintains high deposit balances and has an established payment history with Hills Bank and an established business in an established industry.

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

Satisfactory – Satisfactory rated loans are loans to borrowers of average financial means not especially vulnerable to changes in economic or other circumstances, where the major support for the extension is sufficient collateral of a marketable nature, and the primary source of repayment is seen to be clear and adequate. The borrower's financial performance is consistent, ratios and trends are positive, and the primary repayment source can clearly be identified and supported with acceptable financial information. The loan relationship could be vulnerable to changes in economic or industry conditions but have the ability to absorb unexpected issues. The loan collateral coverage is considered acceptable, and guarantors can provide financial support but net worth might not be as liquid as an excellent or good rated relationship. The borrower has an established relationship with Hills Bank. The relationship is making timely loan payments, any operating line is revolving, and deposit balances are positive with limited to no overdrafts. Management and industry are considered stable.

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

The following tables present the credit quality indicators and origination years by type of loan in each category as of March 31, 2026 (amounts in thousands):

	Agricultural
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$1,312	$200	$—	$55	$149	$700	$6,855	$9,271
Good	2,223	1,859	1,203	1,278	520	1,416	15,752	24,251
Satisfactory	2,820	5,091	3,176	1,223	1,770	4,111	22,100	40,291
Monitor	2,260	2,354	1,922	2,361	1,432	937	17,970	29,236
Special Mention	254	2,371	2,531	891	852	1,362	6,831	15,092
Substandard	—	47	1,853	73	212	566	1,971	4,722
Total	$8,869	$11,922	$10,685	$5,881	$4,935	$9,092	$71,479	$122,863
Current-period gross write offs	$—	$2	$—	$7	$—	$—	$12	$21

	Commercial and Financial
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$43	$763	$361	$895	$66	$287	$4,952	$7,367
Good	1,043	2,744	4,821	10,952	6,974	6,030	43,421	75,985
Satisfactory	9,082	26,119	10,803	17,003	13,974	9,377	40,485	126,843
Monitor	1,961	11,347	4,800	7,834	7,672	4,488	26,480	64,582
Special Mention	1,523	895	1,851	2,022	1,305	899	3,334	11,829
Substandard	298	810	884	1,226	1,679	1,438	1,068	7,403
Total	$13,950	$42,678	$23,520	$39,932	$31,670	$22,519	$119,740	$294,009
Current-period gross write offs	$—	$—	$26	$133	$—	$118	$—	$277

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Construction, 1 to 4 Family Residential
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	—	551	138	—	—	—	16,555	17,244
Satisfactory	57	773	185	—	155	—	43,986	45,156
Monitor	—	306	187	—	—	—	35,273	35,766
Special Mention	—	—	—	—	—	92	2,596	2,688
Substandard	—	—	—	52	—	—	662	714
Total	$57	$1,630	$510	$52	$155	$92	$99,072	$101,568
Current-period gross write offs	$—	$—	$—	$147	$—	$—	$5	$152

	Real Estate: Construction, Land Development and Commercial
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$253	$721	$974
Good	356	949	409	—	86	146	19,275	21,221
Satisfactory	4,479	10,869	2,269	3,872	4,381	4,612	52,745	83,227
Monitor	589	1,768	2,611	2,664	4,739	2,045	83,187	97,603
Special Mention	—	8,281	—	10,000	283	1,172	34,331	54,067
Substandard	—	—	—	410	93	1,411	—	1,914
Total	$5,424	$21,867	$5,289	$16,946	$9,582	$9,639	$190,259	$259,006
Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Real Estate: Mortgage, Farmland
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$423	$853	$361	$1,808	$1,866	$3,944	$651	$9,906
Good	2,510	3,424	4,159	1,904	4,451	24,685	3,804	44,937
Satisfactory	2,219	26,733	8,368	16,004	30,943	57,353	11,719	153,339
Monitor	1,197	4,052	2,266	9,441	6,329	16,815	5,050	45,150
Special Mention	920	1,063	—	—	2,305	1,958	571	6,817
Substandard	—	226	—	3,365	2,652	4,714	2,379	13,336
Total	$7,269	$36,351	$15,154	$32,522	$48,546	$109,469	$24,174	$273,485
Current-period gross write offs	$—	$—	$—	$—	$—	$68	$—	$68

	Real Estate: Mortgage, 1 to 4 Family First Liens
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$1,472	$—	$882	$3,102	$3,260	$217	$8,933
Good	1,265	18,333	6,892	9,074	10,931	30,450	4,491	81,436
Satisfactory	28,939	201,836	57,857	119,848	228,958	349,376	13,665	1,000,479
Monitor	3,978	12,472	4,086	11,646	18,352	47,049	10,666	108,249
Special Mention	—	324	1,096	4,059	5,754	14,342	1,227	26,802
Substandard	—	382	637	5,650	6,230	16,683	348	29,930
Total	$34,182	$234,819	$70,568	$151,159	$273,327	$461,160	$30,614	$1,255,829
Current-period gross write offs	$—	$—	$19	$152	$259	$46	$—	$476

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$12	$4	$—	$16
Good	—	21	—	—	230	595	3,449	4,295
Satisfactory	2,676	9,952	2,343	5,588	8,424	17,180	78,504	124,667
Monitor	25	409	260	168	826	1,355	3,073	6,116
Special Mention	—	—	33	198	225	564	1,245	2,265
Substandard	—	32	176	326	130	568	1,263	2,495
Total	$2,701	$10,414	$2,812	$6,280	$9,847	$20,266	$87,534	$139,854
Current-period gross write offs	$—	$—	$—	$38	$101	$61	$—	$200

	Real Estate: Mortgage, Multi-Family
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$2,300	$—	$—	$273	$50,851	$—	$53,424
Good	—	2,339	—	9,505	45,872	40,183	12,644	110,543
Satisfactory	9,823	34,544	4,802	12,100	34,030	80,968	28,566	204,833
Monitor	3,645	9,958	12,038	3,492	22,527	21,027	29,131	101,818
Special Mention	—	—	—	14,354	1,736	3,236	1,626	20,952
Substandard	—	—	—	2,912	—	910	—	3,822
Total	$13,468	$49,141	$16,840	$42,363	$104,438	$197,175	$71,967	$495,392
Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Real Estate: Mortgage, Commercial
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$3,558	$96	$—	$—	$14,116	$9,224	$26,994
Good	1,000	3,358	5,595	7,970	15,274	55,450	17,075	105,722
Satisfactory	4,510	28,146	17,227	23,311	44,028	73,854	44,121	235,197
Monitor	1,415	27,442	9,934	12,421	16,096	28,365	55,122	150,795
Special Mention	—	10,239	943	11,111	3,786	6,777	—	32,856
Substandard	—	354	686	3,388	1,025	10,255	—	15,708
Total	$6,925	$73,097	$34,481	$58,201	$80,209	$188,817	$125,542	$567,272
Current-period gross write offs	$—	$—	$—	$100	$—	$1	$—	$101

	Loans to Individuals
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	—	40	45	—	—	—	—	85
Satisfactory	1,270	5,058	2,736	2,370	1,416	450	13,259	26,559
Monitor	—	79	46	69	27	11	1	233
Special Mention	—	108	66	89	—	2	2	267
Substandard	—	20	33	16	38	57	—	164
Total	$1,270	$5,305	$2,926	$2,544	$1,481	$520	$13,262	$27,308
Current-period gross write offs	$85	$8	$46	$28	$2	$2	$—	$171

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Obligations of State and Political Subdivisions
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$2,339	$—	$2,339
Good	—	—	—	—	—	15,454	2,996	18,450
Satisfactory	596	530	793	1,317	1,445	6,936	1,100	12,717
Monitor	282	555	430	—	694	2,632	2,777	7,370
Special Mention	—	—	—	—	301	416	—	717
Substandard	—	—	—	—	—	261	—	261
Total	$878	$1,085	$1,223	$1,317	$2,440	$28,038	$6,873	$41,854
Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Totals
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$1,778	$9,146	$818	$3,640	$5,468	$75,754	$22,620	$119,224
Good	8,397	33,618	23,262	40,683	84,338	174,409	139,462	504,169
Satisfactory	66,471	349,651	110,559	202,636	369,524	604,217	350,250	2,053,308
Monitor	15,352	70,742	38,580	50,096	78,694	124,724	268,730	646,918
Special Mention	2,697	23,281	6,520	42,724	16,547	30,820	51,763	174,352
Substandard	298	1,871	4,269	17,418	12,059	36,863	7,691	80,469
Total	$94,993	$488,309	$184,008	$357,197	$566,630	$1,046,787	$840,516	$3,578,440
Current-period gross write offs	$85	$10	$91	$605	$362	$296	$17	$1,466

The following tables present total loans by risk categories and gross charge-offs by year of origination as of December 31, 2025 (amounts in thousands):

	Agricultural
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$200	$747	$55	$152	$586	$119	$7,912	$9,771
Good	2,062	720	1,200	509	86	732	12,481	17,790
Satisfactory	8,523	3,885	1,769	2,087	1,059	2,674	25,088	45,085
Monitor	2,791	2,486	2,475	674	304	542	17,761	27,033
Special Mention	1,649	2,291	913	1,055	50	709	7,152	13,819
Substandard	375	1,907	127	300	45	261	2,411	5,426
Total	$15,600	$12,036	$6,539	$4,777	$2,130	$5,037	$72,805	$118,924
Gross write-offs for period	$—	$—	$—	$39	$—	$—	—	$39

	Commercial and Financial
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$797	$411	$940	$74	$45	$269	$4,491	$7,027
Good	4,329	4,205	11,663	7,227	500	4,414	45,404	77,742
Satisfactory	27,723	11,837	18,215	16,050	5,292	7,183	40,023	126,323
Monitor	12,773	5,124	8,179	9,335	1,742	2,707	25,205	65,065
Special Mention	873	2,003	3,052	1,195	77	548	4,244	11,992
Substandard	932	1,209	1,755	1,318	206	1,471	578	7,469
Total	$47,427	$24,789	$43,804	$35,199	$7,862	$16,592	$119,945	$295,618
Gross write-offs for period	$473	$809	$358	$167	$46	$105	$170	$2,128

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Construction, 1 to 4 Family Residential
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	—	—	—	—	—	—	15,239	15,239
Satisfactory	487	68	—	250	—	—	39,785	40,590
Monitor	191	644	—	126	—	—	30,154	31,115
Special Mention	—	—	—	—	42	51	2,214	2,307
Substandard	61	—	185	—	—	—	310	556
Total	$739	$712	$185	$376	$42	$51	$87,702	$89,807
Gross write-offs for period	$—	$155	$—	$—	$144	$99	7	$405

	Real Estate: Construction, Land Development and Commercial
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$262	$604	$866
Good	1,396	409	—	87	85	101	20,112	22,190
Satisfactory	12,033	4,154	4,028	4,497	2,520	2,909	47,325	77,466
Monitor	1,112	5,009	2,736	5,052	792	1,313	76,480	92,494
Special Mention	284	—	—	—	1,104	69	51,663	53,120
Substandard	—	—	556	167	1,388	45	—	2,156
Total	$14,825	$9,572	$7,320	$9,803	$5,889	$4,699	$196,184	$248,292
Gross write-offs for period	$—	$—	$19	$4	$—	$—	$—	$23

	Real Estate: Mortgage, Farmland
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$858	$420	$1,901	$1,883	$—	$4,169	$60	$9,291
Good	3,821	4,254	1,935	3,690	10,164	14,529	3,570	41,963
Satisfactory	27,728	8,704	16,915	31,830	17,217	45,142	12,956	160,492
Monitor	3,864	2,197	11,766	7,561	3,300	14,187	4,971	47,846
Special Mention	859	—	1,355	2,778	541	1,919	577	8,029
Substandard	245	—	2,044	1,485	954	2,013	2,428	9,169
Total	$37,375	$15,575	$35,916	$49,227	$32,176	$81,959	$24,562	$276,790
Gross write-offs for period	$—	$—	$—	$—	$—	$—	$—	$—

	Real Estate: Mortgage, 1 to 4 Family First Liens
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$1,881	$—	$886	$3,139	$500	$2,852	$218	$9,476
Good	19,026	6,935	8,895	11,233	6,338	26,076	4,531	83,034
Satisfactory	205,374	62,238	127,565	236,384	116,155	245,724	13,859	1,007,299
Monitor	11,865	4,762	10,672	19,082	8,757	39,025	10,358	104,521
Special Mention	457	1,163	5,456	6,732	4,680	10,883	896	30,267
Substandard	307	658	4,829	4,856	4,984	11,196	450	27,280
Total	$238,910	$75,756	$158,303	$281,426	$141,414	$335,756	$30,312	$1,261,877
Gross write-offs for period	$—	$153	$322	$279	$104	$69	$20	$947

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$12	$—	$4	$143	$159
Good	21	—	—	234	—	615	3,788	4,658
Satisfactory	11,913	2,445	5,828	8,851	6,284	11,816	80,500	127,637
Monitor	387	276	180	897	400	1,133	2,939	6,212
Special Mention	—	33	211	277	221	421	1,091	2,254
Substandard	32	179	330	115	29	573	1,139	2,397
Total	$12,353	$2,933	$6,549	$10,386	$6,934	$14,562	$89,600	$143,317
Gross write-offs for period	$—	$24	$149	$62	$36	$120	$37	$428

	Real Estate: Mortgage, Multi-Family
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$2,322	$—	$—	$275	$30,052	$21,295	$—	$53,944
Good	2,349	—	9,570	49,085	2,764	37,997	12,736	114,501
Satisfactory	34,743	4,556	12,277	34,518	23,855	58,389	28,374	196,712
Monitor	11,295	9,816	3,984	22,656	6,410	14,874	29,303	98,338
Special Mention	—	—	15,506	1,744	—	3,269	1,633	22,152
Substandard	—	—	3,063	1,717	3,855	—	—	8,635
Total	$50,709	$14,372	$44,400	$109,995	$66,936	$135,824	$72,046	$494,282
Gross write-offs for period	$—	$—	$7	$100	$100	$—	$—	$207

	Real Estate: Mortgage, Commercial
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$3,575	$96	$—	$—	$2,057	$12,291	$9,299	$27,318
Good	3,371	5,638	8,027	15,483	2,554	54,471	15,571	105,115
Satisfactory	28,908	15,583	23,469	44,648	17,304	61,412	45,429	236,753
Monitor	27,459	7,848	12,488	13,846	7,028	19,693	54,520	142,882
Special Mention	10,294	946	11,170	6,264	1,215	6,863	—	36,752
Substandard	358	774	3,521	827	2,633	8,244	—	16,357
Total	$73,965	$30,885	$58,675	$81,068	$32,791	$162,974	$124,819	$565,177
Gross write-offs for period	$48	$—	$158	$85	$41	$758	$—	$1,090

	Loans to Individuals
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$40	$—	$—	$—	$—	$—	$—	$40
Good	42	50	—	—	—	—	2	94
Satisfactory	5,904	3,283	2,990	1,820	466	127	13,065	27,655
Monitor	83	63	78	42	14	—	—	280
Special Mention	121	97	97	—	16	—	—	331
Substandard	21	40	15	42	70	—	175	363
Total	$6,211	$3,533	$3,180	$1,904	$566	$127	$13,242	$28,763
Gross write-offs for period	$619	$308	$254	$38	$—	$10	$493	$1,722

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of March 31, 2026 and December 31, 2025 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
March 31, 2026
Agricultural	$76	$122	$85	$283	$122,580	$122,863	$—
Commercial and financial	1,380	489	1,549	3,418	290,591	294,009	16
Real estate:
Construction, 1 to 4 family residential	1,651	321	51	2,023	99,545	101,568	—
Construction, land development and commercial	9,978	2,976	283	13,237	245,769	259,006	283
Mortgage, farmland	908	304	660	1,872	271,613	273,485	—
Mortgage, 1 to 4 family first liens	18,824	3,007	5,855	27,686	1,228,143	1,255,829	362
Mortgage, 1 to 4 family junior liens	1,029	81	—	1,110	138,744	139,854	—
Mortgage, multi-family	1,272	—	—	1,272	494,120	495,392	—
Mortgage, commercial	3,385	1,998	276	5,659	561,613	567,272	—
Loans to individuals	155	83	—	238	27,070	27,308	—
Obligations of state and political subdivisions	—	—	—	—	41,854	41,854	—
	$38,658	$9,381	$8,759	$56,798	$3,521,642	$3,578,440	$661

December 31, 2025
Agricultural	$107	$—	$364	$471	$118,453	$118,924	$—
Commercial and financial	1,889	326	1,385	3,600	292,018	295,618	—
Real estate:
Construction, 1 to 4 family residential	636	—	—	636	89,171	89,807	—
Construction, land development and commercial	2,007	—	1,456	3,463	244,829	248,292	1,371
Mortgage, farmland	2,763	3,588	660	7,011	269,779	276,790	—
Mortgage, 1 to 4 family first liens	23,035	3,930	5,231	32,196	1,229,681	1,261,877	1,166
Mortgage, 1 to 4 family junior liens	673	123	90	886	142,431	143,317	—
Mortgage, multi-family	4,277	—	136	4,413	489,869	494,282	—
Mortgage, commercial	10,530	375	356	11,261	553,916	565,177	—
Loans to individuals	355	85	—	440	28,323	28,763	—
Obligations of state and political subdivisions	275	—	—	275	41,610	41,885	—
	$46,547	$8,427	$9,678	$64,652	$3,500,080	$3,564,732	$2,537

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms. The loans 90 days or more past due and still accruing are believed to be adequately collateralized. Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured. As of March 31, 2026 and December 31, 2025, none of the Company's nonaccrual loans were earning interest on a cash basis.

Certain nonaccrual loan information by loan type at March 31, 2026 and December 31, 2025, was as follows:

	March 31, 2026		December 31, 2025
	Total Non-accrual loans	Nonaccrual with no ACL	Total Non- accrual loans	Nonaccrual with no ACL
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$132	$47	$364	$364
Commercial and financial	1,841	1,841	2,624	2,624
Real estate:
Construction, 1 to 4 family residential	422	422	—	—
Construction, land development and commercial	198	198	551	551
Mortgage, farmland	2,535	1,918	660	660
Mortgage, 1 to 4 family first liens	11,038	11,038	9,560	9,560
Mortgage, 1 to 4 family junior liens	154	154	251	251
Mortgage, multi-family	43	43	1,790	1,790
Mortgage, commercial	1,946	1,946	1,813	1,813
	$18,309	$17,607	$17,613	$17,613
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
		Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
		Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Type
Agricultural (1)	Interest Rate Reduction	$1,745	1.42%	$—	—%
Commercial and financial	Term extension	1,360	0.46	666	0.22
Construction, 1 to 4 family residential	Term extension	421	0.41	377	0.41
Construction, land development and commercial	Term extension	—	—	196	0.07
Mortgage, farmland	Term extension	300	0.11	—	—
Mortgage, 1 to 4 family first liens (2)	Principal and interest reduction	178	0.01	—	—
Mortgage, commercial	Term extension	262	0.05	—	—
		$4,266		$1,239

(1)Interest rate concession reduced interest rate by 2.00%. Modification reduced monthly payment amounts for the borrower.
(2)Modification reduced monthly payment amounts for the borrower.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Loan Type	Added Weighted Average Life (Years)	Added Weighted Average Life (Years)
Commercial and financial	4.4	1.0
Construction, 1 to 4 family residential	0.3	1.0
Construction land development and commercial	0.0	0.9
Mortgage, Farmland	5.5	0.0
Mortgage, commercial	0.3	0.0

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

There were no financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty as of March 31, 2026 and for the three months ending March 31, 2025.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (numbers in thousands):

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

March 31, 2026 Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Mortgage, 1 to 4 family first liens	$172	$—	$178
Agricultural	1,745	—	—
Mortgage, commercial	754
Mortgage, farmland	300	—	—
Construction, 1 to 4 family residential	—	421	—
Commercial and financial	1,957	146	—
	$4,928	$567	$178

March 31, 2025 Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Agricultural	$2,617	$—	$—
Mortgage, commercial	784	—	—
Construction, 1 to 4 family residential	378	—	—
Construction, land development and commercial	1,745	—	—
Commercial and financial	1,295	—	—
	$6,819	$—	$—

The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Primary Type of Collateral
	Real Estate	Equipment	Total	ACL Allocation
	(Amounts In Thousands)
March 31, 2026
Agricultural	$1,877	$—	$1,877	$85
Commercial and financial	4,148	—	4,148	—
Real estate:
Construction, 1 to 4 family residential	421	—	421	—
Construction, land development and commercial	1,601	—	1,601	—
Mortgage, farmland	5,229	—	5,229	21
Mortgage, 1 to 4 family first liens	11,211	—	11,211	—
Mortgage, 1 to 4 family junior liens	154	—	154	—
Mortgage, multi-family	1,970	—	1,970	—
Mortgage, commercial	4,149	—	4,149	83
Loans to individuals	—	—	—	—
	$30,760	$—	$30,760	$189

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Primary Type of Collateral
	Real Estate	Equipment	Total	ACL Allocation
	(Amounts In Thousands)
December 31, 2025
Agricultural	$2,135	$135	$2,270	$—
Commercial and financial	3,810	—	3,810	—
Real estate:
Construction, 1 to 4 family residential	51	—	51	—
Construction, land development and commercial	3,294	—	3,294	—
Mortgage, farmland	3,125	—	3,125	—
Mortgage, 1 to 4 family first liens	10,900	—	10,900	—
Mortgage, 1 to 4 family junior liens	251	—	251	—
Mortgage, multi-family	3,765	—	3,765	—
Mortgage, commercial	3,799	—	3,799	—
Loans to individuals	175	—	175	175
	$31,305	$135	$31,440	$175

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Collateral-dependent loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and loans made to borrowers with financial difficulties. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement. Collateral-dependent loans were 0.89% of loans held for investment as of March 31, 2026 and 0.88% as of December 31, 2025. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 6.Leases

The Bank leases branch offices, parking facilities and certain equipment under operating leases. The leases have remaining lease terms of 1 year to 8 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 4 years. As the options are reasonably certain to be exercised, they are recognized as part of the right-of-use assets and lease liabilities.

For the three months ended March 31, 2026 and 2025 total operating lease expense was $120 thousand and $120 thousand, respectively, and is included in occupancy expenses in the consolidated statement of income. Included in this were $116 thousand and $100 thousand of operating lease costs, respectively, $2 thousand and $10 thousand, of short term lease costs, respectively, and $2 thousand and $10 thousand of variable lease costs, respectively.
For the three months ended March 31, 2026 and 2025, cash paid for amounts included in the measurement of operating lease liabilities was $116 thousand and $100 thousand, respectively, and no right-of-use assets were obtained in exchange for lease obligations.
As of March 31, 2026 and December 31, 2025, operating lease right-of-use assets included in other assets were $1.54 million and $1.60 million respectively. Operating lease liabilities included in other liabilities were $1.64 million and $1.71 million, respectively. The weighted average remaining lease term for operating leases was 6.83 years and 7.00 years, respectively, and the weighted average discount rate for operating leases was 3.02% and 3.68%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of March 31, 2026, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2026 (excluding the three months ended March 31, 2026)	$252
2027	333
2028	295
2029	172
2030	174
Thereafter	638
Total lease payments	1,864
Less imputed interest	(222)
Total operating lease liabilities	$1,642

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements
The carrying value and estimated fair values of the Company's financial instruments as of March 31, 2026 are as follows:

	March 31, 2026
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices (1)	Observable Market Prices (2)	Unobservable Market Prices (3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$56,079	$56,079	$56,079	$—	$—
Investment securities	958,384	958,384	264,428	693,956	—
Loans held for sale	5,215	5,215	—	5,215	—
Loans, net
Agricultural	122,376	122,613	—	—	122,613
Commercial and financial	283,147	283,407	—	—	283,407
Real estate:
Construction, 1 to 4 family residential	100,807	101,216	—	—	101,216
Construction, land development and commercial	255,521	258,234	—	—	258,234
Mortgage, farmland	271,555	266,430	—	—	266,430
Mortgage, 1 to 4 family first liens	1,235,134	1,191,868	—	—	1,191,868
Mortgage, 1 to 4 family junior liens	134,337	133,767	—	—	133,767
Mortgage, multi-family	493,034	480,460	—	—	480,460
Mortgage, commercial	558,021	550,103	—	—	550,103
Loans to individuals	26,344	25,654	—	—	25,654
Obligations of state and political subdivisions	41,842	41,747	—	—	41,747
Accrued interest receivable	25,727	25,727	—	25,727	—
Total financial instrument assets	$4,567,523	$4,500,904	$320,507	$724,898	$3,455,499
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$615,648	$615,648	$—	$615,648	$—
Interest-bearing deposits	2,983,970	2,753,204	—	2,753,204	—
Other short-term borrowings	380,187	379,575	—	379,575	—
Federal Home Loan Bank borrowings	64,083	64,253	—	64,253	—
Accrued interest payable	3,250	3,250	—	3,250	—
Total financial instrument liabilities	$4,047,138	$3,815,930	$—	$3,815,930	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$665,689
Letters of credit	11,052
Total financial instrument liabilities with off-balance-sheet risk	$676,741

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2025 are as follows:

	December 31, 2025
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices (1)	Observable Market Prices (2)	Unobservable Market Prices (3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$42,114	$42,114	$42,114	$—	$—
Investment securities	955,584	955,584	255,527	700,057	—
Loans held for sale	8,047	8,047	—	8,047	—
Loans
Agricultural	118,506	118,737	—	—	118,737
Commercial and financial	283,728	284,244	—	—	284,244
Real estate:
Construction, 1 to 4 family residential	89,190	89,558	—	—	89,558
Construction, land development and commercial	245,127	246,410	—	—	246,410
Mortgage, farmland	274,312	268,568	—	—	268,568
Mortgage, 1 to 4 family first liens	1,241,209	1,193,847	—	—	1,193,847
Mortgage, 1 to 4 family junior liens	137,678	136,911	—	—	136,911
Mortgage, multi-family	491,937	477,170	—	—	477,170
Mortgage, commercial	555,322	549,177	—	—	549,177
Loans to individuals	27,937	27,613	—	—	27,613
Obligations of state and political subdivisions	41,873	41,393	—	—	41,393
Accrued interest receivable	23,404	23,404	—	23,404	—
Total financial instrument assets	$4,535,968	$4,462,777	$297,641	$731,508	$3,433,628
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$596,230	$596,230	$—	$596,230	$—
Interest-bearing deposits	2,771,605	2,563,767	—	2,563,767	—
Other short-term borrowings	586,882	585,948	—	585,948	—
Federal Home Loan Bank borrowings	64,333	64,754	—	64,754	—
Accrued interest payable	3,453	3,453	—	3,453	—
Total financial instrument liabilities	$4,022,503	$3,814,152	$—	$3,814,152	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$675,284
Letters of credit	11,152
Total financial instrument liabilities with off-balance-sheet risk	$686,436

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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable. Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the three months ended March 31, 2026. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Foreclosed assets: The Company does not record foreclosed assets at fair value on a recurring basis. Foreclosed assets consist mainly of other real estate owned but may include other types of assets repossessed by the Company. Foreclosed assets are adjusted to the lower of carrying value or fair value less the cost of disposal. Fair value is generally based upon independent market prices or appraised values of the collateral and may include a marketability discount as deemed necessary by management based on its experience with similar types of real estate. The value of foreclosed assets is evaluated periodically as a nonrecurring fair value adjustment.  Foreclosed assets are classified as Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2026
Assets	Readily Available Market Prices (1)	Observable Market Prices (2)	Company Determined Market Prices (3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$264,428	$—	$—	$264,428
State and political subdivisions	—	372,028	—	372,028
Mortgage-backed securities and collateralized mortgage obligations	—	317,336	—	317,336
U.S. Government Agency and GSE securities	—	4,592	—	4,592
Total	$264,428	$693,956	$—	$958,384

	December 31, 2025
Assets	Readily Available Market Prices (1)	Observable Market Prices (2)	Company Determined Market Prices (3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$255,527	$—	$—	$255,527
State and political subdivisions	—	382,645	—	382,645
Mortgage-backed securities and collateralized mortgage obligations	—	312,754	—	312,754
U.S. Government Agency and GSE securities	—	4,658	—	4,658
Total	$255,527	$700,057	$—	$955,584

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2026 and the year ended December 31, 2025.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis that were still held on the balance sheet at March 31, 2026 and December 31, 2025, the following tables provide the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

	March 31, 2026
	Readily Available Market Prices (1)	Observable Market Prices (2)	Company Determined Market Prices (3)	Total at Fair Value
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$—	$—
Commercial and financial	—	—	138	138
Real Estate:
Construction, 1 to 4 family residential	—	—	—	—
Construction, land development and commercial	—	—	51	51
Mortgage, farmland	—	—	596	596
Mortgage, 1 to 4 family first liens	—	—	1,418	1,418
Mortgage, 1 to 4 family junior liens	—	—	—	—
Mortgage, multi-family	—	—	—	—
Mortgage, commercial	—	—	419	419
Loans to individuals	—	—	—	—
Foreclosed assets (5)	—	—	—	—
Total	$—	$—	$2,622	$2,622

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
(4)Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully charged-off is zero.
(5)Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis (continued)

	December 31, 2025
	Readily Available Market Prices (1)	Observable Market Prices (2)	Company Determined Market Prices (3)	Total at Fair Value
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$—	$—
Commercial and financial	—	—	932	932
Real Estate:
Construction, 1 to 4 family residential	—	—	—	—
Construction, land development and commercial	—	—	194	194
Mortgage, farmland	—	—	—	—
Mortgage, 1 to 4 family first liens	—	—	2,020	2,020
Mortgage, 1 to 4 family junior liens	—	—	9	9
Mortgage, multi-family	—	—	136	136
Mortgage, commercial	—	—	444	444
Loans to individuals	—	—	—	—
Foreclosed assets (5)	—	—	—	—
Total	$—	$—	$3,735	$3,735

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
(4)Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully charged-off is zero.
(5)Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

	March 31, 2026
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Amounts in Thousands)

Individually assessed loans	2,622	Appraised Value	Appraisal Discount	25.00%

	December 31, 2025
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Amounts in Thousands)

Individually assessed loans	3,735	Appraised Value	Appraisal Discount	25.00%

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8.Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  On August 9, 2022, the Company’s Board of Directors authorized the expansion of the 2005 Stock Repurchase Program to allow an additional 750,000 shares for repurchase and the continuation through December 31, 2027. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis. The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors. The Company has purchased 2,055,750 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2026.  Of these 2,055,750 shares, 37,094 shares were purchased during the quarter ended March 31, 2026, at an average price per share of $84.38.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk: The Bank's loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa had fair value of $160.24 million and $153.88 million as of March 31, 2026 and 2025, respectively. The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn, Washington and Iowa Counties, Iowa.

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

Financial instruments with off-balance sheet risk: The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, credit card participations and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company mitigates credit risk associated with these commitments through credit underwriting standards, ongoing credit monitoring, and, in many cases, collateral requirements and personal or corporate guarantees. Because many commitments are expected to expire without being fully drawn, the total contractual amount does not represent the Company’s expected future funding requirements or credit exposure. The Company maintains an allowance for credit losses on off-balance sheet credit exposures of $4.34 million at March 31, 2026, which reflects management’s estimate of expected credit losses on unfunded commitments, considering the likelihood of funding and expected credit losses consistent with the methodology applied to funded loans.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank's commitments at March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$95,868	$93,895
Credit cards	80,677	80,910
Commercial, real estate and home construction	188,869	177,797
Commercial lines and real estate purchase loans	300,275	322,682
Outstanding letters of credit	11,052	11,152
Total commitments	$676,741	$686,436

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10.Income Taxes

The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes. The tax years ended December 31, 2025, 2024, and 2023, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2025, 2024, and 2023 remain open for examination.  There were no material unrecognized tax benefits at March 31, 2026 and December 31, 2025, and therefore no interest or penalties on unrecognized tax benefits have been recorded.  As of March 31, 2026, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve-month period ending March 31, 2027. Income taxes as a percentage of income before taxes were 20.24% for the three months ended March 31, 2026 and 18.76% for the same period in 2025.

Note 11.Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate and market or liquidity risks. Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value. The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties. The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions. The Bank has not experienced any losses from nonperformance by counterparties. The Bank monitors counterparty risk in accordance with the provisions of ASC 815. In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. The Bank executed one interest rate swap agreement in November 2023 and was not required to pledge a US Treasury security as collateral as of March 31, 2026 and December 31, 2025, respectively, due to the agreement expiring May 15, 2025.

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

As of March 31, 2026 and December 31, 2025 there were no derivative instruments outstanding.

The table below identifies the gains and (losses) recognized on the Bank’s derivative instrument designated as cash flow hedges for the three months ended March 31, 2026 and March 31, 2025:

	Recognized in Other Comprehensive Income (Loss)	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
(Amounts in Thousands)
March 31, 2026
Interest rate swap	$—	Interest Expense	$—	Other Income	$—

March 31, 2025
Interest rate swap	$44	Interest Expense	$—	Other Income	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12.     Borrowings

The following table sets forth selected information for borrowings as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(Amounts In Thousands)
Other short-term borrowings
FHLB daily reset advances, interest rate 2026 3.91%; 2025 3.98%	$380,187	$586,882
	$380,187	$586,882

Federal Home Loan Bank borrowings
(Effective interest rates as of March 31, 2026)
Due 2027, 3.87% to 4.58%	$40,000	$40,000
Due 2030, 4.06%	24,083	24,333
	$64,083	$64,333

The Company has federal funds lines available totaling $175.00 million from multiple correspondent banking relationships as of March 31, 2026 and December 31, 2025, respectively. Of the total federal funds lines available, $50.00 million is secured by available for sale securities of $48.17 million and the remaining balance is unsecured.

The Company also has availability to borrow from the Federal Reserve Bank Discount Window of $105.11 million and $105.54 million as of March 31, 2026 and December 31, 2025, respectively, that is secured by available for sale securities.

The Company's FHLB borrowings are secured by collateral provided by the Company's 1 to 4 family residential, commercial real estate, agricultural real estate first mortgages and multi-family loans totaling $1.119 billion and $1.051 billion as of March 31, 2026 and December 31, 2025, respectively. There was $444.27 million and $651.22 million borrowed against this collateral as of March 31, 2026 and December 31, 2025, respectively. The weighted average interest rate on the FHLB daily reset advances outstanding was 3.91% and 3.98% as of March 31, 2026 and December 31, 2025. To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was 22.79 million and 32.06 million at March 31, 2026 and December 31, 2025, respectively.

Note 13.     Segment Reporting

The Company conducts operations through one reportable segment which is determined by the Senior Executive Committee, which is designated the chief operating decision maker, based upon information provided about the Company's products and services offered, primarily banking operations. The Executive Committee consists of the Chief Executive Officer and the Chief Financial Officer. The segment is also distinguished by the level of information provided to the Executive Committee, who uses such information to review performance of various components of the business (such as branches), which are then aggregated if operating performance, products/services, and customers are similar. The Executive Committee will evaluate the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The Executive Committee uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The Executive Committee uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, credit loss expense, and payroll provide the significant expenses in the banking operation. All operations are domestic. The Company’s operations have similar economic characteristics, including consistent net interest margins, cost structures, and risk profiles across lending and deposit products.

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

The following discussion by management is presented regarding the financial condition of Hills Bancorporation (“Hills Bancorporation” or “the Company”) and its banking subsidiary Hills Bank and Trust Company (“the Bank”) for the dates and periods indicated.  The discussion should be read in conjunction with the consolidated financial statements and the accompanying footnotes thereto included or incorporated by reference elsewhere in this document.

An overview of three month period ended March 31, 2026 is presented following the section discussing a special note regarding forward looking statements.

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

Index

HILLS BANCORPORATION
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

Economic Environment

For the first quarter of 2026, per the Beige Book, economic activity for the Company's region slightly increased over the reporting period with an expected no change in activity in the coming year. Manufacturing demand rose modestly; consumer spending increased slightly; employment, business spending and construction and real estate were flat. Prices rose moderately, wages rose modestly, and financial conditions tightened modestly. Farm income expectations for 2026 declined somewhat.

Higher borrowing costs continue to present a risk to the economy, with consumer and business budgets accounting for higher interest costs. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will likely continue to impact results for the rest of 2026 and beyond.

Our credit administration continues to closely monitor and analyze the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors. Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, senior management is cautiously optimistic that the Company is positioned to continue managing the impact of the varied set of risks and uncertainties currently impacting the economy and remain adequately capitalized. However, the Company may be required to make additional credit loss provisions as warranted by the economic conditions and continued migration in the loan portfolio towards the special mention risk rating category.

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

Information about our critical accounting policies is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 18, 2026, and there have been no material changes in these critical accounting policies since December 31, 2025.

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

Highlights with respect to items on the Company's statement of income for the three month period ended March 31, 2026 included the following:

•Net income for the three month period ended March 31, 2026 was $21.94 million compared to $14.43 million for the same three months of 2025, an increase of $7.51 million or 52.03%.  The principal factors in the increase in net income for the first three months of 2026 were an increase in net interest income of $7.63 million, a decrease in credit loss expense of $4.94 million, and an increase in noninterest income of $0.41 million, primarily due to net gain on sale of loans. The increase in net income was offset by an increase in noninterest expenses of $3.23 million, primarily due to an increase in salaries and employee benefits expense.
•The Company achieved a return on average assets of 1.48% and a return on average equity of 12.97% for the twelve months ended March 31, 2026, compared to the twelve months ended March 31, 2025, which were 1.13% and 10.33%, respectively. The return on average assets and return on average equity for the three months ended March 31, 2026 were 1.92% and 16.29%, respectively, compared to the three months ended March 31, 2025, which were 1.30% and 11.91%, respectively. Dividends of $1.23 per share were paid in January 2026 to 2,643 shareholders. The dividend paid in January 2025 was $1.15 per share.
•The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage. The Company achieved a net interest margin on a tax-equivalent basis of 3.84% for the three months ended March 31, 2026 compared to 3.25% for the same three months of 2025.  Average earning assets were $4.504 billion year to date in 2026 and $4.405 billion in 2025.

Highlights noted on the balance sheet as of March 31, 2026 for the Company included the following:

•Total assets were $4.673 billion, an increase of $25.19 million since December 31, 2025.
•Cash and cash equivalents were $56.08 million, an increase of $13.97 million since December 31, 2025.
•Loans net of allowance for credit losses was $3.522 billion, an increase of $15.30 million since December 31, 2025, primarily due to increases in construction, 1 to 4 family residential and construction, land development and commercial. This was offset by decreases in mortgage, 1 to 4 family first liens and mortgage, farmland loans.
•Loans held for sale were $5.22 million, a decrease of $2.83 million since December 31, 2025.
•Deposits increased $231.78 million since December 31, 2025.

Reference is made to Note 7 for the Company's consolidated financial statements for a discussion of fair value measurements which relate to methods used by the Company in recording certain assets and liabilities on its consolidated financial statements.

Index

HILLS BANCORPORATION
Financial Condition

Loan demand has stabilized and grown through the first quarter of 2026 and loan demand is expected to remain consistent throughout the remainder of 2026.

The following table shows the composition of the loans (before deducting the allowance for credit losses) as of March 31, 2026 and December 31, 2025. The table does not include loans held for sale to the secondary market.

	March 31, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$122,863	3.43%	$118,924	3.34%
Commercial and financial	294,009	8.22	295,618	8.29
Real estate:
Construction, 1 to 4 family residential	101,568	2.84	89,807	2.52
Construction, land development and commercial	259,006	7.24	248,292	6.97
Mortgage, farmland	273,485	7.64	276,790	7.76
Mortgage, 1 to 4 family first liens	1,255,829	35.09	1,261,877	35.40
Mortgage, 1 to 4 family junior liens	139,854	3.91	143,317	4.02
Mortgage, multi-family	495,392	13.84	494,282	13.87
Mortgage, commercial	567,272	15.85	565,177	15.85
Loans to individuals	27,308	0.76	28,763	0.81
Obligations of state and political subdivisions	41,854	1.17	41,885	1.17
Gross Loans (ex net unamortized fees and costs)	$3,578,440	100.00%	$3,564,732	100.00%
Net unamortized fees and costs	279		291
Gross Loans	$3,578,719		$3,565,023
Less allowance for credit losses	56,601		58,204
Loans, net allowance for credit losses	$3,522,118		$3,506,819

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

Overall credit quality in the loan portfolio remained stable during the first quarter of 2026, with certain metrics reflecting modest improvement compared to December 31, 2025. Nonperforming assets declined during the quarter, driven primarily by reductions in nonaccrual loans across several loan categories. Accruing loans past due 90 days or more also decreased during

Index

HILLS BANCORPORATION
the quarter and represented a low percentage of total loans at March 31, 2026. Management believes loans that remained accruing while past due were generally well‑collateralized. Delinquency levels declined during the quarter, reflecting improvements in customer payment performance and continued proactive credit monitoring. Trends in early‑stage delinquencies remained stable, and the Company did not experience material deterioration in any specific loan segment. Net charge‑offs during the first quarter of 2026 were consistent with historical experience and were partially offset by recoveries. Charge‑off activity remained concentrated in isolated credits and did not reflect broader portfolio‑level stress. Management continues to closely monitor credit quality indicators, including trends in nonperforming loans, delinquencies, loan risk‑rating migration, and charge‑offs, particularly in light of ongoing economic uncertainty and higher interest rate sensitivity for certain borrowers. While credit metrics were stable during the quarter, future credit performance may be affected by changes in economic conditions, borrower cash flows, collateral values, and interest rate levels.

Accruing loans past due 90 days or more decreased $1.88 million from December 31, 2025 to March 31, 2026. As of March 31, 2026 and December 31, 2025, accruing loans past due 90 days or more were 0.02% and 0.07% of total loans, respectively. The average balance of the accruing loans past due 90 days or more decreased in March 31, 2026 compared to December 31, 2025. The average 90 days or more past due accruing loan balance per loan was $0.13 million as of March 31, 2026 compared to $0.23 million as of December 31, 2025.

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

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to nonaccrual status, a charge-off or the establishment of a specific reserve. In the event a collateral shortfall is identified during the credit review process, the Company will work with the borrower for a principal reduction payment and/or a pledge of additional collateral and/or additional guarantees. In the event that these options are not available, the loan may be subject to a downgrade of the credit risk rating. If we determine that a loan amount, or portion thereof, is uncollectible, the loan’s credit risk rating is immediately downgraded and the uncollectible amount is charged-off. The Bank's credit and legal departments undertake a thorough and ongoing analysis to determine if an additional specific reserve and/or charge-offs are appropriate and to begin a workout plan for the loan to minimize realized loss.

Index

HILLS BANCORPORATION
The following table presents the allowance for credit losses by type of loans, the percentage of the allocation for each category to the total allowance and the percentage of all loans in each category to total loans as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$487	0.86%	3.43%	$418	0.72%	3.34%
Commercial and financial	10,862	19.19	8.22	11,890	20.43	8.29
Real estate:
Construction, 1 to 4 family residential	761	1.34	2.84	617	1.06	2.52
Construction, land development and commercial	3,485	6.16	7.24	3,165	5.44	6.97
Mortgage, farmland	1,930	3.41	7.64	2,478	4.26	7.76
Mortgage, 1 to 4 family first liens	20,974	37.06	35.09	20,959	36.01	35.40
Mortgage, 1 to 4 family junior liens	5,517	9.75	3.91	5,639	9.69	4.02
Mortgage, multi-family	2,358	4.17	13.84	2,345	4.03	13.87
Mortgage, commercial	9,251	16.34	15.85	9,855	16.93	15.85
Loans to individuals	964	1.70	0.76	826	1.42	0.81
Obligations of state and political subdivisions	12	0.02	1.17	12	0.01	1.17
	$56,601	100.00%	100.00%	$58,204	100.00%	100.00%

The allowance for credit losses (ACL) totaled $56.60 million at March 31, 2026 compared to the allowance of $58.20 million at December 31, 2025. The percentage of the allowance to outstanding loans was 1.58% and 1.63% at March 31, 2026 and December 31, 2025, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding. The changes in the ACL during the first quarter of 2026 compared to December 31, 2025 reflect updates made during the period based on new loan activity, portfolio performance, and updated assumptions. These changes included revisions to quantitative assumptions, such as prepayment rates, curtailment rates and economic forecasts, and adjustments to qualitative factors driven primarily by changes in past due loans and loan migration, which resulted in a decrease in the ACL.

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

Management has determined that the allowance for credit losses was adequate at March 31, 2026, and that the loan portfolio is diversified and secured without undue concentration in any specific risk area. The process of estimating the allowance for credit losses involves a high degree of management judgment; however, the ACL is based on a comprehensive, well‑documented, and consistently applied analysis of the Company’s loan portfolio. The ACL is highly sensitive to changes in certain key assumptions and inputs used in the Company’s credit loss estimation process. These assumptions include, among others, economic forecasts (most notably the Iowa unemployment rate and national real gross domestic product), prepayment speeds, curtailment rates, probability of default, loss given default, time to recovery, and qualitative factors applied by management to address risks not fully captured by quantitative models.

Index

HILLS BANCORPORATION

Changes in these assumptions can result in materially different estimates of expected credit losses. For example, adverse changes in economic conditions, including increases in unemployment or deterioration in macroeconomic indicators used in the Company’s reasonable and supportable forecast, could result in higher modeled probabilities of default and loss severity, which would increase the ACL and related credit loss expense. Conversely, improvements in economic forecasts, loan performance trends, or reductions in portfolio risk could decrease the estimated ACL. The ACL is also sensitive to changes in management judgment applied through qualitative factors, including assessments of loan portfolio composition, credit quality migration, delinquency trends, concentrations of credit, collateral values, and emerging risks within certain loan segments. Because these qualitative adjustments are based in part on judgment, actual credit losses may differ materially from estimated amounts. While management regularly evaluates the reasonableness of the assumptions and inputs used in estimating the ACL and believes the allowance was appropriate as of March 31, 2026, future changes in economic conditions, portfolio characteristics, or other factors may require material changes to the allowance in subsequent periods.

Investment securities available for sale held by the Company increased by $2.80 million from December 31, 2025 to March 31, 2026.  The fair value of securities available for sale was $10.78 million less than the amortized cost of such securities as of March 31, 2026. At December 31, 2025, the fair value of the securities available for sale was $1.71 million less than the amortized cost of such securities.

Deposits increased $231.78 million in the first three months of 2026. The Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $35.24 million as of March 31, 2026 with an average rate of 4.25%.  Brokered deposits were $35.17 million as of December 31, 2025 with a weighted average interest rate of 4.12%. As of March 31, 2026 and December 31, 2025, brokered deposits were 0.98% and 1.04% of total deposits, respectively.

There were $64.08 million and $64.33 million of Federal Home Loan Bank (FHLB) borrowings as of March 31, 2026 and December 31, 2025, respectively. There were $380.19 million of FHLB daily reset advances as of March 31, 2026 and $586.88 million as of December 31, 2025. It is expected that the FHLB and Federal Funds funding sources will be considered in the future if loan growth exceeds core deposit increases and the interest rates on funds borrowed from the FHLB and Federal Funds are favorable compared to other funding alternatives.

Dividends and Equity

In January 2026, Hills Bancorporation paid a dividend of 10.81 million or $1.23 per share.  The dividend paid in January 2025 was $1.15 per share. After payment of the dividend and the adjustment for accumulated other comprehensive income (loss), stockholders’ equity as of March 31, 2026 totaled $545.56 million.

The Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9.00%, as measured by dividing the Bank's Tier 1 capital by its average total consolidated assets. As of March 31, 2026 and December 31, 2025, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of March 31, 2026 and December 31, 2025 are presented below (amounts in thousands):

	Actual
As of March 31, 2026:	Amount of Tier 1 Capital	Ratio
Company:
Community Bank Leverage ratio (1)	$609,792	13.15%

Bank:
Community Bank Leverage ratio	603,366	13.02

Index

HILLS BANCORPORATION

	Actual
As of December 31, 2025:	Amount of Tier 1 Capital	Ratio
Company:
Community Bank Leverage ratio (1)	$601,513	12.94%

Bank:
Community Bank Leverage ratio	601,341	12.94

(1)The community bank leverage ratio for the holding company is only included for informational purposes

Discussion of operations for the three months ended March 31, 2026 and 2025

Net Income Overview

Total net income was $21.94 million in 2026 and $14.43 million in the comparable period in 2025, an increase of $7.51 million or 52.03%.  The change in net income in 2026 from the first three months of 2025 was primarily the result of the following:

•Net interest income before credit loss expense increased by $7.63 million or 22.34%.
•For the three months ended March 31, 2026, credit loss benefit was $1.07 million. This represents a decrease in expense of $4.94 million from the credit loss expense of $3.87 million for the three months ended March 31, 2025.
•Noninterest income increased by $0.41 million, or 5.07%.
•Noninterest expenses increased by $3.23 million, or 15.66%.
For the three month period ended March 31, 2026 and March 31, 2025 basic earnings per share was $2.50 and $1.61, respectively. Diluted earnings per share was $2.50 for the three months ended March 31, 2026 compared to $1.61 for the same period in 2025.

The Company’s net income for the period was driven primarily by three primary factors. The first factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Company's earnings assets.  Net interest income of $41.79 million for the first three months of 2026 was derived from the Company’s $4.504 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.84%.  Average earning assets in the three months ended March 31, 2025 were $4.405 billion and the tax-equivalent net interest margin was 3.25%. Net interest income for the Company increased primarily as a result of increased interest income from higher interest rates on real estate and commercial loans and investments as well as higher volume of investments. Also, overall interest expense was slightly lower than the same period in 2025 due to favorable rate variances. The Company expects net interest margin compression to impact earnings for the foreseeable future due to competition for loans and deposits. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets, increasing yield on loans and the ongoing interest rate stance of the Federal Reserve Board.

The second factor is credit loss expense (benefit). The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to $3.522 billion at March 31, 2026. Credit loss benefit was $1.07 million in 2026 compared to an expense of $3.87 million in 2025. The decrease in expense when compared to the same period in 2025 is primarily attributable to the following: new loan activity, portfolio performance, and updated assumptions. These changes included revisions to quantitative assumptions, such as prepayment rates, curtailment rates and economic forecasts, and adjustments to qualitative factors driven primarily by changes in past due loans and loan migration, which resulted in a decrease in the ACL.

The third factor affecting the Company’s net income is noninterest income, primarily the increase in net gain on sale of loans. The net gain on sale of loans was $0.52 million and $0.24 million for the three months ended March 31, 2026 and 2025, respectively, an increase of 111.07%. Other noninterest income was $0.99 million and $0.78 million for the three months ended March 31, 2026 and 2025, respectively, an increase of 27.03%, primarily due to incentive and marketing bonuses from the VISA payment network growth agreement.

Index

HILLS BANCORPORATION
Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest paid on the interest-bearing liabilities. Net interest income on a tax equivalent basis increased $7.44 million for the three months ended March 31, 2026 compared to the comparable period in 2025. The increase was primarily as a result of increased interest income from higher interest rates on real estate and commercial loans and investments as well as higher volume of loans and investments. Also, overall interest expense was slightly lower than the same period in 2025 due to favorable rate variances. The net interest margin for the first three months of 2026 was 3.84% compared to 3.25% in 2025 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable. The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2026 compared to the comparable period in 2025 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$111,146	0.30%	$1,618	$2,489	$4,107
Taxable securities	1,758	0.45	246	457	703
Nontaxable securities	(7,548)	0.39	(70)	349	279
Interest-bearing cash and cash equivalents	(6,813)	(0.89)	(77)	(21)	(98)
	$98,543		$1,717	$3,274	$4,991

Interest expense:
Interest-bearing demand deposits	$(10,621)	(0.11)%	$35	$250	$285
Savings deposits	106,516	0.16	(742)	2	(740)
Time deposits	(68,976)	(0.77)	645	1,580	2,225
Other short-term borrowings, including FHLB daily reset advances	85,447	(0.68)	(928)	534	(394)
FHLB Borrowings	(56,884)	(0.60)	635	437	1,072
	$55,482		$(355)	$2,803	$2,448
Change in net interest income			$1,362	$6,077	$7,439

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Loan fees included in interest income are not material. Interest on nontaxable securities and loans is shown at tax equivalent amounts.

A summary of the net interest spread and margin three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
(Tax Equivalent Basis)	2026	2025
Yield on average interest-earning assets	5.51%	5.17%
Rate on average interest-bearing liabilities	2.20	2.53
Net interest spread	3.31%	2.64%
Effect of noninterest-bearing funds	0.53	0.61
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	3.84%	3.25%

Index

HILLS BANCORPORATION
The Federal Open Market Committee met two times during the first three months of 2026. The federal funds target rate decreased to 3.75% as of March 31, 2026 from 4.50% as of the same period in 2025. Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate. In the pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates. As of March 31, 2026, the average rate indexes for the one, three and five year indexes were 3.68%, 3.81% and 3.92%, respectively. The one year index decreased 8.68% compared to March 31, 2025, the one, three and five year indexes were 4.03%, 3.89%, and 3.96%, respectively.

Credit Loss Expense (Benefit)

Credit loss benefit was $1.07 million for the three months ended March 31, 2026 compared to credit loss expense of $3.87 million in 2025, a decrease of expense of $4.94 million.  Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio.

Also, under CECL, a significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment and National real gross domestic product (National GDP). For the allowance for credit losses as of March 31, 2026, the key loss drivers were Iowa unemployment and National GDP. The decrease in expense when compared to the same period in 2025 is primarily attributable to the following: new loan activity, portfolio performance, and updated assumptions. These changes included revisions to quantitative assumptions, such as prepayment rates, curtailment rates and economic forecasts, and adjustments to qualitative factors driven primarily by changes in past due loans and loan migration, which resulted in a decrease in the ACL.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented. For the three months ended March 31, 2026 and 2025, recoveries were $0.77 million and $0.67 million, respectively; and charge-offs were $1.47 million in 2026 and $1.73 million in 2025. The allowance for credit losses totaled $56.60 million at March 31, 2026 compared to $58.20 million as of December 31, 2025. The allowance represented 1.58% and 1.63% of loans held for investment at March 31, 2026 and December 31, 2025.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$515	$244	$271	111.07%
Trust fees	3,966	4,045	(79)	(1.95)
Service charges and fees	3,078	3,055	23	0.75
Other noninterest income	987	777	210	27.03
Loss on sale of investment securities	(13)	—	(13)	—
	$8,533	$8,121	$412	5.07%

Net gain on sale of loans was $0.52 million and $0.24 million for the three months ended March 31, 2026 and 2025, respectively, an increase of 111.07%. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates as well as the current origination and refinancing activity. The servicing of the loans sold into the secondary market is not retained by the Company, so these do not provide an ongoing stream of income.

Other noninterest income was $0.99 million and $0.78 million for the three months ended March 31, 2026 and 2025, respectively, an increase of 27.03%. This is primarily due to annual incentive and marketing bonuses from the VISA payment network growth agreement.

Index

HILLS BANCORPORATION

Trust fees, service charges and fees, and loss on sale of investment securities experienced nominal changes compared to the same period in prior year.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$12,546	$11,365	$1,181	10.39%
Occupancy	912	1,150	(238)	(20.70)
Furniture, equipment and software	2,386	1,746	640	36.66
Office supplies and postage	554	512	42	8.20
Advertising and business development	1,018	834	184	22.06
Outside services	4,573	3,885	688	17.71
FDIC insurance assessment	526	512	14	2.73
Other noninterest expense	1,365	643	722	112.29
	$23,880	$20,647	$3,233	15.66%

In the three months ended March 31, 2026, salaries and employee benefits increased $1.18 million or 10.39%, primarily due to annual merit raises and an increase in full time employees.

Advertising and business development increased $0.18 million or 22.06% primarily due to expanded marketing initiatives and higher promotional activity.

Furniture, equipment and software increased $0.64 million or 36.66% primarily due to planned technology refresh.

Other noninterest expense increased $0.72 million or 112.29%, primarily due to increase in value of director deferred compensation expense from the increase in shareholder price and ATM losses.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended March 31, 2026.

Income Taxes

Federal and state income tax expenses were $5.57 million and $3.33 million for the three months ended March 31, 2026 and 2025, respectively. Income taxes as a percentage of income before taxes were 20.24% in 2026 and 18.76% in 2025. See Note 10 Income Taxes for additional information.

Liquidity

The objective of liquidity management is to ensure the availability of sufficient cash flows to fund operations, to meet depositor withdrawals, to provide for our customers' credit needs, and to meet maturing obligations and existing commitments. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, federal funds purchased, advances from the FHLB, advances on bank lines of credit, brokered deposit relationships, and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management, liquidity and contingency funding policies.

Investment securities available for sale comprised 20.51% of the Company’s total assets at March 31, 2026 compared to 20.56% at December 31, 2025. As of March 31, 2026, investment securities with a market value of $153.29 million were

Index

HILLS BANCORPORATION
pledged to collateralize public and trust deposits and other borrowings.  As of December 31, 2025, investment securities with a market value of $154.03 million were pledged.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. Deposit inflows and outflows can vary widely based on prevailing market interest rates, competition, economic conditions, our business customers' liquidity needs and by recent developments in the financial services industry. Uninsured deposits as of March 31, 2026 and December 31, 2025 were approximately $936.22 million and $733.97 million, respectively, which comprised 26.01% and 21.79% of total deposits.

As of March 31, 2026, the Company had additional borrowing capacity available from the Federal Home Loan Bank (“FHLB”) of $1.055 billion. The Company had $64.08 million and $64.33 million outstanding in FHLB borrowings as of March 31, 2026 and December 31, 2025, respectively, with maturities through 2030.  The Company also had $380.19 million outstanding in FHLB daily reset advances as of March 31, 2026. In addition, the Company had $175.00 million in borrowing capacity available through secured and unsecured lines of credit with correspondent banks with no borrowings under those federal fund lines as of March 31, 2026. Finally, the Company had $105.11 million in borrowing capacity available through the Federal Reserve Discount Window, with no borrowings as of March 31, 2026

Other liquidity sources include various sources of brokered deposits.

Contractual Obligations

There have been no material changes with regard to contractual obligations disclosed in the Company’s Form 10-K for the year ended December 31, 2025.

Index

HILLS BANCORPORATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company's primary market risk exposure is to changes in interest rates. Interest rate risk is the risk to current or anticipated earnings or capital arising from movements in interest rates. Interest rate risk arises from repricing risk, basis risk, yield curve risk and options risk.  Repricing risk is the difference between the timing of rate changes and the timing of cash flows.  Basis risk is the difference from changing rate relationships among different yield curves affecting Company activities. Yield curve risk is the difference from changing rate relationships across the spectrum of maturities. Option risk is the difference resulting from interest-related options embedded in Company products. The Company’s primary source of interest rate risk exposure arises from repricing risk. To measure this risk the Company uses a static gap measurement system that identifies the repricing gaps across the full maturity spectrum of the Company’s assets and liabilities and an earnings simulation approach. The gap schedule is known as the interest rate sensitivity report.  The report reflects the repricing characteristics of the Company’s assets and liabilities. The report details the calculation of the gap ratio. This ratio indicates the amount of interest-earning assets repricing within a given period in comparison to the amount of interest-bearing liabilities repricing within the same period of time. A gap ratio of 1.0 indicates a matched position, in which case the effect on net interest income due to interest rate movements will be minimal. A gap ratio of less than 1.0 indicates that more liabilities than assets reprice within the time period, and a ratio greater than 1.0 indicates that more assets reprice than liabilities.

The Company's asset/liability management, or its management of interest rate risk, is focused primarily on evaluating and managing net interest income given various risk criteria. Factors beyond the Company's control, such as market interest rates and competition, may also have an impact on the Company's interest income and interest expense. In the absence of other factors, the Company's overall yield on interest-earning assets will increase as well as its cost of funds on its interest-bearing liabilities when market interest rates increase over an extended period of time. Inversely, the Company's yields and cost of funds will decrease when market rates decline. The Company is able to manage these swings to some extent by attempting to control the maturity or rate adjustments of its interest-earning assets and interest-bearing liabilities over given periods of time.

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

The Company uses derivative financial instruments, when needed, to manage the impact of changes in interest rates on future interest income or interest expense. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these derivative instruments but believes the risk of these losses has been minimized by entering into the contracts with large, stable financial institutions.

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

Index

HILLS BANCORPORATION
ongoing geopolitical instability, raise the risk of economic recession. Any such downturn, especially in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, provides only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, notwithstanding substantial progress as a result of the Company’s remediation efforts during 2025 to correct material weaknesses disclosed in the Company’s prior year Annual Report on Form 10-K (“2024 10-K”), as a result of the material weaknesses in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of March 31, 2026.

Update on Internal Control over Financial Reporting

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 10-K"), the Company identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

As of March 31, 2026, the following material weaknesses, which were disclosed in the 2025 10-K, have not been fully remediated:

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

Notwithstanding the material weaknesses, the Company’s management, including the CEO and CFO, has concluded that the consolidated financial statements, included in this Quarterly Report on Form 10-Q, for the period ended March 31, 2026, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Remediation Plan and Status

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

Index

HILLS BANCORPORATION
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

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 to January 31	13,752	$81.50	13,752	217,589
February 1 to February 28	5,540	81.50	5,540	212,049
March 1 to March 31	17,802	87.50	17,802	194,247
Total	37,094	$84.38	37,094	194,247

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

Index

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Director or Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None.

Index

Item 6.	Exhibits

3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 10-K Filed with the Commission on March 5, 2024.

3.2	Amended and Restated Bylaws of Hills Bancorporation, incorporated by reference to Exhibit 3.2 to the Company's Form 10-K Filed with the Commission on March 5, 2024.

4.1	Description of Registered Securities, incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed with the Commission on March 18, 2026.

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (1), (2)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

HILLS BANCORPORATION

Date:	May 11, 2026	By: /s/ Lisa A. Shileny
Lisa A. Shileny, Director, President and Chief Executive Officer

Date:	May 11, 2026	By: /s/ Anthony V. Roetlin
Anthony V. Roetlin, Treasurer, Chief Financial Officer and Chief Accounting Officer