Form 10-Q
period 2026-06-30
HILLS BANCORPORATION
filed 2026-08-06
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		July 31, 2026

Common Stock	No par value	17,436,739

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Amounts)

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Cash and cash equivalents	$42,111	$42,114
Investment securities available for sale at fair value (amortized cost June 30, 2026 $1,022,607; December 31, 2025 $957,295)	1,012,232	955,584
Stock of Federal Home Loan Bank	30,745	32,063
Loans held for sale	8,606	8,047
Loans, net of allowance for credit losses June 30, 2026 $54,921; December 31, 2025 $58,204	3,594,354	3,506,819
Property and equipment, net	36,780	36,040
Tax credit real estate	7,527	8,241
Accrued interest receivable	23,862	23,404
Deferred income taxes, net	20,606	18,467
Goodwill	2,500	2,500
Other assets	17,131	14,591
Total Assets	$4,796,454	$4,647,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$627,802	$596,230
Interest-bearing deposits	2,889,675	2,771,605
Total deposits	3,517,477	3,367,835
Other short-term borrowings, including FHLB daily reset advances	297,277	586,882
Federal Home Loan Bank borrowings	323,833	64,333
Accrued interest payable	3,715	3,453
Allowance for credit losses on off-balance sheet credit exposures	5,230	4,501
Other liabilities	19,594	18,157
Total Liabilities	4,167,126	4,045,161

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	60,429	54,475

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 40,000,000 shares; issued June 30, 2026 20,677,074 shares; December 31, 2025 20,679,906 shares	$—	$—
Paid in capital	65,701	65,183
Retained earnings	666,218	629,068
Accumulated other comprehensive loss	(7,909)	(1,304)
Treasury stock at cost (June 30, 2026 3,205,977 shares; December 31, 2025 3,113,780 shares)	(94,682)	(90,238)
Total Stockholders' Equity	629,328	602,709
Less maximum cash obligation related to ESOP shares	60,429	54,475
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	568,899	548,234
Total Liabilities & Stockholders' Equity	$4,796,454	$4,647,870

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Loans, including fees	$52,263	$48,719	$102,533	$94,849
Investment securities:
Taxable	7,595	6,389	14,714	12,724
Nontaxable	2,870	2,728	5,777	5,278
Federal funds sold	47	146	138	335
Total interest income	$62,775	$57,982	$123,162	$113,186
Interest expense:
Deposits	$13,407	$14,206	$26,115	$28,684
Other short-term borrowings	3,478	1,994	6,814	4,936
FHLB borrowings	1,809	4,743	4,359	8,365
Total interest expense	$18,694	$20,943	$37,288	$41,985
Net interest income	44,081	37,039	$85,874	$71,201
Credit loss expense (benefit)	(1,458)	1,137	(2,524)	5,007
Net interest income after credit loss expense	$45,539	$35,902	$88,398	$66,194
Noninterest income:
Net gain on sale of loans	$506	$459	$1,021	$703
Trust fees	4,533	4,260	8,499	8,305
Service charges and fees	3,582	3,393	6,660	6,448
Other noninterest income	618	422	1,605	1,199
Gain on sale of investment securities	1,693	—	1,680	—
	$10,932	$8,534	$19,465	$16,655
Noninterest expenses:
Salaries and employee benefits	$12,332	$11,251	$24,878	$22,616
Occupancy	1,175	1,086	2,087	2,236
Furniture, equipment and software	2,497	1,849	4,883	3,595
Office supplies and postage	535	463	1,089	975
Advertising and business development	870	801	1,888	1,635
Outside services	4,562	3,917	9,135	7,802
FDIC insurance assessment	504	497	1,030	1,009
Other noninterest expense	801	934	2,166	1,577
	$23,276	$20,798	$47,156	$41,445
Income before income taxes	33,195	23,638	$60,707	$41,404
Income taxes	7,183	4,986	12,752	8,319
Net income	$26,012	$18,652	$47,955	$33,085

Earnings per share:
Basic	$1.49	$1.05	$2.74	$1.85
Diluted	$1.49	$1.05	$2.74	$1.85

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$26,012	$18,652	$47,955	$33,085

Other comprehensive income (loss)
Securities:
Net change in unrealized gain (loss) on securities available for sale	$400	$5,446	$(8,677)	$6,837
Reclassification adjustment for net losses realized in net income	—	—	13	—
Income taxes	(95)	(1,295)	2,059	(1,625)
Other comprehensive income (loss) on securities available for sale	$305	$4,151	$(6,605)	$5,212
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain on derivatives	$—	$35	$—	$93
Income taxes	—	(8)	—	(22)
Other comprehensive income on cash flow hedges	$—	$27	$—	$71

Other comprehensive income (loss), net of tax	$305	$4,178	$(6,605)	$5,283

Comprehensive income	$26,317	$22,830	$41,350	$38,368

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended June 30, 2026 and 2025
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, March 31, 2025	$64,838	$582,999	$(26,195)	$(77,566)	$(50,518)	$493,558
Issuance of 4,112 shares of common stock	97	—	—	58	—	155
Issuance of 2,502 shares of common stock under the employee stock purchase plan	83	—	—	—	—	83
Unearned restricted stock compensation	169	—	—	—	—	169
Forfeiture of 2,650 shares of common stock	(85)	—	—	—	—	(85)
Share-based compensation	7	—	—	—	—	7
Change related to ESOP shares	—	—	—	—	(409)	(409)
Net income	—	18,652	—	—	—	18,652
Purchase of 135,842 shares of common stock	—	—	—	(5,120)	—	(5,120)
Other comprehensive income (loss)	—	—	4,178	—	—	4,178
Balance, June 30, 2025	$65,109	$601,651	$(22,017)	$(82,628)	$(50,927)	$511,188

Balance, March 31, 2026	$65,497	$640,206	$(8,214)	$(93,411)	$(58,521)	$545,557
Issuance of 7,658 shares of common stock	217	—	—	118	—	335
Issuance of 2,410 shares of common stock under the employee stock purchase plan	91	—	—	—	—	91
Unearned restricted stock compensation	145	—	—	—	—	145
Forfeiture of 7,200 shares of common stock	(262)	—	—	—	—	(262)
Share-based compensation	13	—	—	—	—	13
Change related to ESOP shares	—	—	—	—	(1,908)	(1,908)
Net income	—	26,012	—	—	—	26,012
Purchase of 31,655 shares of common stock	—	—	—	(1,391)	—	(1,391)
Excise tax on shares repurchased				2		2
Other comprehensive income (loss)	—	—	305	—	—	305
Balance, June 30, 2026	$65,701	$666,218	$(7,909)	$(94,682)	$(60,429)	$568,899

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

Six Months Ended June 30, 2026 and 2025
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2024	$64,644	$578,882	$(27,300)	$(75,282)	$(48,257)	$492,687
Issuance of 12,150 shares of common stock	274	—	—	172	—	446
Issuance of 5,390 shares of common stock under the employee stock purchase plan	177	—	—	—	—	177
Unearned restricted stock compensation	219	—	—	—	—	219
Forfeiture of 6,804 shares of common stock	(217)	—	—	—	—	(217)
Share-based compensation	12	—	—	—	—	12
Change related to ESOP shares	—	—	—	—	(2,670)	(2,670)
Net income	—	33,085	—	—	—	33,085
Cash dividends ($0.575 per share)	—	(10,316)	—	—	—	(10,316)
Purchase of 200,600 shares of common stock	—	—	—	(7,518)	—	(7,518)
Other comprehensive income	—	—	5,283	—	—	5,283
Balance, June 30, 2025	$65,109	$601,651	$(22,017)	$(82,628)	$(50,927)	$511,188

Balance, December 31, 2025	$65,183	$629,068	$(1,304)	$(90,238)	$(54,475)	$548,234
Issuance of 13,644 shares of common stock	370	—	—	212	—	582
Issuance of 5,030 shares of common stock under the employee stock purchase plan	192	—	—	—	—	192
Unearned restricted stock compensation	217	—	—	—	—	217
Forfeiture of 7,860 shares of common stock	(286)	—	—	—	—	(286)
Share-based compensation	25	—	—	—	—	25
Change related to ESOP shares	—	—	—	—	(5,954)	(5,954)
Net income	—	47,955	—	—	—	47,955
Cash dividends ($0.615 per share)	—	(10,805)	—	—	—	(10,805)
Purchase of 105,843 shares of common stock	—	—	—	(4,521)	—	(4,521)
Excise tax on shares repurchased				(135)		(135)
Other comprehensive income	—	—	(6,605)	—	—	(6,605)
Balance, June 30, 2026	$65,701	$666,218	$(7,909)	$(94,682)	$(60,429)	$568,899

 See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)
	Six Months Ended June 30,
	2026	2025

Cash Flows from Operating Activities
Net income	$47,955	$33,085

Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,112	1,198
Credit loss expense (benefit)	(2,524)	5,007
Loss on sale of investment securities available for sale	13	—
Gain on sale of VISA Class B shares	(1,693)	—
Forfeiture of common stock	(286)	(217)
Share-based compensation	25	12
Compensation expensed through issuance of common stock	582	446
(Provision) benefit for deferred income taxes	2,920	(9,056)
Purchase of state tax credits	(647)	—
Net (gain) loss on sale of other real estate owned and other repossessed assets	(117)	366
Loss from equity method investments	155	219
Net loss on the disposal of property and impairments of property	55	—
Increase in accrued interest receivable	(458)	(1,384)
Net accretion of discount on investment securities	(2,073)	(1,450)
Increase in other assets	(736)	(183)
Amortization of operating lease right of use assets	133	131
Amortization of tax credit real estate investments	559	954
Increase in accrued interest payable and other liabilities	(1,253)	(3,787)
Loans originated for sale	(118,397)	(74,751)
Proceeds on sales of loans	118,859	73,612
Net gain on sales of loans	(1,021)	(703)
Net cash and cash equivalents provided by operating activities	43,163	23,499

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	86,058	133,112
Proceeds from sales of investment securities available for sale	134	—
Proceeds from sale of VISA Class B shares	1,693	—
Purchases of investment securities available for sale	(146,484)	(114,060)
Proceeds from sale of stock of Federal Home Loan Bank	36,499	23,857
Purchases of stock of Federal Home Loan Bank	(35,180)	(29,115)
Loans made to customers, net of collections	(87,625)	(79,243)
Proceeds on sale of other real estate owned	263	486
Purchases of property and equipment	(926)	(1,223)
Earnest money payments	(2,000)	—
Investment in tax credit real estate	—	(1,230)
Net cash and cash equivalents used in investing activities	(147,568)	(67,416)

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	149,642	(13,927)
Net decrease in other short-term borrowings	(289,606)	(155,188)
Principal payments on short-term FHLB borrowings	(577,224)	(412,396)
Proceeds from the issuance of short-term FHLB borrowings	647,224	370,246
Principal payments on long-term FHLB borrowings	(500)	(103,067)
Proceeds from the issuance of long-term FHLB borrowings	190,000	305,000
Purchase of common stock	(4,521)	(7,518)
Proceeds from the issuance of common stock through the employee stock purchase plan	192	177
Dividends paid	(10,805)	(10,316)
Net cash and cash equivalents provided by (used in) financing activities	104,402	(26,989)

	Six Months Ended June 30,
	2026	2025
Decrease in cash and cash equivalents	(3)	(70,906)
Cash and cash equivalents:
Beginning of period	42,114	123,399
End of period	$42,111	$52,493

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$26,067	$29,755
Interest paid on other obligations	10,959	18,161
Income taxes paid	13,557	5,211

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$5,954	$2,670
Transfers to other real estate owned	429	868
Sale and financing of other real estate owned	346	353
Property acquired through extinguishment of loan receivable	981	—
Tax credits acquired through extinguishment of loan receivable	2,353	—
Purchases of investment securities available for sale not settled	2,960	8,200

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

Operating results for the six month period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2025 filed with the Securities Exchange Commission on March 18, 2026.  The consolidated balance sheet as of December 31, 2025, has been derived from the audited consolidated financial statements for that period.

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

Certain Significant Estimates: The allowance for credit losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at June 30, 2026 may change in the near-term and the effect could be material to the consolidated financial statements.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
investment management, fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each month, which is generally the time that payment is received.

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of June 30, 2026 and December 31, 2025, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition costs as of June 30, 2026 and December 31, 2025.

Tax credit real estate: Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of June 30, 2026. In addition, in July 2024, the Company made a tax equity investment in an entity to provide for the historic preservation of a mixed use property in Cedar Rapids, Iowa. The Company has a 99% or greater limited partnership interest in each limited partnership or company. The investment in each was completed after the projects had been developed by the general partner or managing member. On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if there are indications of impairment. This is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, a valuation allowance would be established with a charge to expense. There were no indications of impairment based on management's evaluation and therefore no valuation allowance was determined necessary as of June 30, 2026 and December 31, 2025. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Available-for-sale debt securities and the allowance for credit losses on available-for-sale debt securities: Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of June 30, 2026 or 2025.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income (loss) ("OCI"). Premiums on callable debt securities are amortized to the earliest call date. For mortgage-backed securities and collateralized mortgage obligations, premiums and discounts are amortized or accreted using the interest method based on estimated future cash flows that incorporate prepayment assumptions. Changes in estimated prepayments are recognized prospectively through adjustments to yield. Discounts on non-mortgage-backed debt securities are accreted to maturity using the interest method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Accrued interest receivable on AFS debt securities, stock of the Federal Home Loan Bank, and Federal Reserve excess balance account totaled $6.76 million and $6.81 million at June 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses.

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

Loans held for investment: Loans are stated at the amount of unpaid principal, net of deferred loan fees, and reduced by the allowance for credit losses ("ACL"). Accrued interest receivable on loans held for investment totaled $17.10 million and $16.59 million at June 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

On April 20, 2026, the Company declared a two-for-one stock split of each issued and unissued share of the Company's common stock outstanding as of June 1, 2026. The additional shares were issued on June 8, 2026 as a result of the stock split. The shares and earnings per share information for 2025 and 2026 has been restated for the stock split.

The following table presents calculations of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the period	17,499,883	17,880,858	17,566,125	17,938,844
Weighted average number of net shares (redeemed)	(20,348)	(73,706)	(57,648)	(75,616)
Weighted average shares outstanding (basic)	17,479,535	17,807,152	17,508,477	17,863,228
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	4,592	2,590	3,965	2,164
Weighted average number of shares (diluted)	17,484,127	17,809,742	17,512,442	17,865,392
Net income (In thousands)	$26,012	$18,652	$47,955	$33,085
Earnings per share:
Basic	$1.49	$1.05	$2.74	$1.85
Diluted	$1.49	$1.05	$2.74	$1.85

Note 3.Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss (AOCI), included in stockholders’ equity, at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(amounts in thousands)
Net unrealized (loss) on available-for-sale securities	$(10,375)	$(1,711)
Tax effect	2,466	407
Net-of-tax amount	$(7,909)	$(1,304)

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 4.Securities

The carrying values of investment securities as of June 30, 2026 and December 31, 2025 are summarized in the following table (dollars in thousands):

	June 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$273,272	27.00%	$255,527	26.74%
U.S. Government Agency and GSE securities	4,321	0.43	4,658	0.49
State and political subdivisions	371,125	36.66	382,645	40.04
Mortgage-backed securities and collateralized mortgage obligations	363,514	35.91	312,754	32.73
Total securities available for sale	$1,012,232	100.00%	$955,584	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity. As of June 30, 2026 and December 31, 2025, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. The Company has no securities designated as trading or held to maturity in its portfolio as of June 30, 2026 or December 31, 2025.

The carrying amount of available-for-sale securities and their approximate fair values as of June 30, 2026 and December 31, 2025, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
June 30, 2026
U.S. Treasury	$274,966	$274	$(1,968)	$—	$273,272
U.S. Government Agency and GSE securities	4,459	—	(138)	—	4,321
State and political subdivisions	377,632	2,492	(8,999)	—	371,125
Mortgage-backed securities and collateralized mortgage obligations	365,550	773	(2,809)	—	363,514
Total	$1,022,607	$3,539	$(13,914)	$—	$1,012,232
December 31, 2025
U.S. Treasury	$253,925	$2,316	$(714)	$—	$255,527
U.S. Government Agency and GSE securities	4,687	—	(29)	—	4,658
State and political subdivisions	388,685	3,214	(9,254)	—	382,645
Mortgage-backed securities and collateralized mortgage obligations	309,998	3,258	(502)	—	312,754
Total	$957,295	$8,788	$(10,499)	$—	$955,584

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities as of June 30, 2026, were as follows (in thousands) below.

	Amortized Cost	Fair Value
Due in one year or less	$59,925	$59,619
Due after one year through five years	307,830	304,910
Due after five years through ten years	85,215	79,502
Due over ten years	204,087	204,687
	$657,057	$648,718
Mortgage-backed securities and collateralized mortgage obligations	365,550	363,514
	$1,022,607	$1,012,232

Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the above summary.

As of June 30, 2026 and December 31, 2025, investment securities with a market value of $152.73 million and $154.03 million, respectively, were pledged to collateralize other borrowings. As of June 30, 2026, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sale proceeds	$—	$—	$134	$—
Gross realized gains	—	—	—	—
Gross realized losses	—	—	(13)	—

The following table shows the Company's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025 (in thousands):

	Less than 12 months				12 months or more				Total
June 30, 2026 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	45	$180,949	$(1,538)	0.85%	13	$36,953	$(430)	1.16%	58	$217,902	$(1,968)	0.90%
U.S. Government Agency and GSE securities	1	4,321	(138)	3.19	—	—	—	—	1	4,321	(138)	3.19
State and political subdivisions	224	108,146	(1,038)	0.96	330	92,339	(7,961)	8.62	554	200,485	(8,999)	4.49
Mortgage-backed securities and collateralized mortgage obligations	22	180,043	(2,563)	1.42	4	17,440	(246)	1.41	26	197,483	(2,809)	1.42
	292	$473,459	$(5,277)	1.11%	347	$146,732	$(8,637)	5.89%	639	$620,191	$(13,914)	2.24%

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

The Company considered the following information in reaching the conclusion that the unrealized losses disclosed in the table above are not attributable to credit losses.  None of the unrealized losses in the above table were due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates. The Company completed several balance sheet repositioning transactions related to its investment securities portfolio throughout the last four months of 2025. This consisted of the sale of lower-yielding AFS debt securities resulting in a pre-tax realized loss on the sales of $9.63 million in total for 2025. All of the proceeds from the sale of these securities were used to purchase AFS debt securities at higher yields to improve income going forward, while maintaining the liquidity provided by the investment portfolio. Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of June 30, 2026. The fair value is expected to recover as the securities approach maturity. The Company evaluates whether a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of June 30, 2026.

The Company held Visa Class B common stock received in connection with Visa's restructuring. During April 2026, the Company sold its Visa Class B shares and recognized a gain of approximately $1.69 million in gain on sale of investment securities. At June 30, 2026, no Visa Class B shares remained outstanding.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5.Loans and Allowance for Credit Losses

Classes of loans are as follows:

	June 30, 2026	December 31, 2025
	(Amounts In Thousands)
Agricultural	$110,079	$118,924
Commercial and financial	286,801	295,618
Real estate:
Construction, 1 to 4 family residential	94,708	89,807
Construction, land development and commercial	259,367	248,292
Mortgage, farmland	275,762	276,790
Mortgage, 1 to 4 family first liens	1,290,463	1,261,877
Mortgage, 1 to 4 family junior liens	141,187	143,317
Mortgage, multi-family	536,449	494,282
Mortgage, commercial	581,986	565,177
Loans to individuals	30,205	28,763
Obligations of state and political subdivisions	41,977	41,885
Gross Loans (ex net unamortized fees and costs)	3,648,984	3,564,732
Net unamortized fees and costs	291	291
Gross Loans	3,649,275	3,565,023
Less allowance for credit losses	54,921	58,204
Loans, net allowance for credit losses	$3,594,354	$3,506,819

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses (ACL) on loans for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30, 2026
	March 31, 2026	Charge-offs	Recoveries	Credit loss expense (benefit)	June 30, 2026
	(Amounts In Thousands)
ACL on loans:
Agricultural	$487	$(4)	$14	$(141)	$356
Commercial and financial	10,862	(158)	438	(979)	10,163
Real estate:
Construction, 1 to 4 family residential	761	—	—	(85)	676
Construction, land development and commercial	3,485	(137)	—	52	3,400
Mortgage, farmland	1,930	—	90	(101)	1,919
Mortgage, 1 to 4 family first liens	20,974	(171)	426	(976)	20,253
Mortgage, 1 to 4 family junior liens	5,517	(59)	141	(318)	5,281
Mortgage, multi-family	2,358	—	59	114	2,531
Mortgage, commercial	9,251	(75)	117	7	9,300
Loans to individuals	964	(119)	106	79	1,030
Obligations of state and political subdivisions	12	—	—	—	12
Total	$56,601	$(723)	$1,391	$(2,348)	$54,921

	Six Months Ended June 30, 2026
	December 31, 2025	Charge-offs	Recoveries	Credit loss expense (benefit)	June 30, 2026
	(Amounts In Thousands)
ACL on loans:
Agricultural	$418	$(25)	$31	$(68)	$356
Commercial and financial	11,890	(435)	760	(2,052)	10,163
Real estate:
Construction, 1 to 4 family residential	617	(152)	—	211	676
Construction, land development and commercial	3,165	(137)	15	357	3,400
Mortgage, farmland	2,478	(68)	91	(582)	1,919
Mortgage, 1 to 4 family first liens	20,959	(647)	532	(591)	20,253
Mortgage, 1 to 4 family junior liens	5,639	(259)	187	(286)	5,281
Mortgage, multi-family	2,345	—	192	(6)	2,531
Mortgage, commercial	9,855	(176)	122	(501)	9,300
Loans to individuals	826	(290)	229	265	1,030
Obligations of state and political subdivisions	12	—	—	—	12
Total	$58,204	$(2,189)	$2,159	$(3,253)	$54,921

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended June 30, 2025
	March 31, 2025	Charge-offs	Recoveries	Credit loss expense (benefit)	June 30, 2025
	(Amounts In Thousands)
ACL on loans:
Agricultural	$783	$—	$44	$(63)	$764
Commercial and financial	10,901	(302)	433	(356)	10,676
Real estate:
Construction, 1 to 4 family residential	322	—	7	(9)	320
Construction, land development and commercial	2,145	—	2	125	2,272
Mortgage, farmland	3,469	—	1	(140)	3,330
Mortgage, 1 to 4 family first liens	18,639	(61)	149	834	19,561
Mortgage, 1 to 4 family junior liens	4,642	(79)	80	387	5,030
Mortgage, multi-family	2,930	—	80	(76)	2,934
Mortgage, commercial	8,137	(200)	9	305	8,251
Loans to individuals	970	(318)	118	100	870
Obligations of state and political subdivisions	12	—	—	—	12
Total	$52,950	$(960)	$923	$1,107	$54,020

	Six Months Ended June 30, 2025
	December 31, 2024	Charge-offs	Recoveries	Credit loss expense (benefit)	June 30, 2025
	(Amounts In Thousands)
ACL on loans:
Agricultural	$674	$(35)	$150	$(25)	$764
Commercial and financial	10,217	(553)	681	331	10,676
Real estate:
Construction, 1 to 4 family residential	280	(232)	32	240	320
Construction, land development and commercial	2,113	(19)	4	174	2,272
Mortgage, farmland	3,252	—	14	64	3,330
Mortgage, 1 to 4 family first liens	18,210	(389)	222	1,518	19,561
Mortgage, 1 to 4 family junior liens	4,719	(136)	169	278	5,030
Mortgage, multi-family	2,828	(200)	94	212	2,934
Mortgage, commercial	7,525	(437)	18	1,145	8,251
Loans to individuals	1,109	(692)	212	241	870
Obligations of state and political subdivisions	13	—	—	(1)	12
Total	$50,940	$(2,693)	$1,596	$4,177	$54,020

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses (ACL) for off-balance sheet credit exposures for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30, 2026
	March 31, 2026	Credit loss (benefit) expense	(Charge-offs), net recoveries	June 30, 2026
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Agricultural	$448	$(358)	$—	$90
Commercial and financial	1,759	341	—	2,100
Real estate:
Construction, 1 to 4 family residential	307	31	—	338
Construction, land development and commercial	1,019	717	—	1,736
Mortgage, farmland	47	(17)	—	30
Mortgage, 1 to 4 family first liens	69	137	—	206
Mortgage, 1 to 4 family junior liens	503	(89)	—	414
Mortgage, multi-family	82	(40)	—	42
Mortgage, commercial	26	128	—	154
Loans to individuals	42	77	—	119
Obligations of state and political subdivisions	38	(37)	—	1
Total	$4,340	$890	$—	$5,230

	Six Months Ended June 30, 2026
	December 31, 2025	Credit loss (benefit) expense	(Charge-offs), net recoveries	June 30, 2026
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Agricultural	$88	$2	$—	$90
Commercial and financial	2,376	(276)	—	2,100
Real estate:
Construction, 1 to 4 family residential	410	(72)	—	338
Construction, land development and commercial	844	892	—	1,736
Mortgage, farmland	71	(41)	—	30
Mortgage, 1 to 4 family first liens	122	84	—	206
Mortgage, 1 to 4 family junior liens	435	(21)	—	414
Mortgage, multi-family	30	12	—	42
Mortgage, commercial	62	92	—	154
Loans to individuals	56	63	—	119
Obligations of state and political subdivisions	7	(6)	—	1
Total	$4,501	$729	$—	$5,230

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended June 30, 2025
	March 31, 2025	Credit loss (benefit) expense	(Charge-offs), net recoveries	June 30, 2025
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Agricultural	$148	$22	$—	$170
Commercial and financial	2,319	(112)	—	2,207
Real estate:
Construction, 1 to 4 family residential	142	(9)	—	133
Construction, land development and commercial	329	119	—	448
Mortgage, farmland	41	11	—	52
Mortgage, 1 to 4 family first liens	231	(66)	—	165
Mortgage, 1 to 4 family junior liens	295	30	—	325
Mortgage, multi-family	24	15	—	39
Mortgage, commercial	123	12	—	135
Loans to individuals	47	8	—	55
Obligations of state and political subdivisions	1	—	—	1
Total	$3,700	$30	$—	$3,730

	Six Months Ended June 30, 2025
	December 31, 2024	Credit loss (benefit) expense	(Charge-offs), net recoveries	June 30, 2025
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Agricultural	$147	$23	$—	$170
Commercial and financial	1,753	454	—	2,207
Real estate:
Construction, 1 to 4 family residential	179	(46)	—	133
Construction, land development and commercial	306	142	—	448
Mortgage, farmland	13	39	—	52
Mortgage, 1 to 4 family first liens	120	45	—	165
Mortgage, 1 to 4 family junior liens	292	33	—	325
Mortgage, multi-family	1	38	—	39
Mortgage, commercial	45	90	—	135
Loans to individuals	43	12	—	55
Obligations of state and political subdivisions	1	—	—	1
Total	$2,900	$830	$—	$3,730

Credit loss expense (benefit) for off-balance sheet credit exposures is included in credit loss expense (benefit) on the consolidated statement of income for the six months ended June 30, 2026 and 2025.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

The following tables present the credit quality indicators and origination years by type of loan in each category as of June 30, 2026 (amounts in thousands):

	Agricultural
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$1,447	$75	$—	$141	$138	$774	$4,246	$6,821
Good	1,554	1,231	1,080	1,115	538	844	10,976	17,338
Satisfactory	4,011	2,382	2,473	769	889	2,574	24,007	37,105
Monitor	3,137	5,575	2,072	3,163	1,461	1,663	20,501	37,572
Special Mention	302	1,268	1,039	11	435	61	4,333	7,449
Substandard	—	100	1,940	146	150	—	1,458	3,794
Total	$10,451	$10,631	$8,604	$5,345	$3,611	$5,916	$65,521	$110,079
Current-period gross write offs	$—	$2	$4	$14	$—	$—	$5	$25

	Commercial and Financial
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$176	$318	$188	$56	$26	$259	$6,534	$7,557
Good	2,542	1,745	3,230	12,747	7,828	4,889	34,765	67,746
Satisfactory	19,792	24,093	8,605	12,208	12,555	9,214	42,649	129,116
Monitor	3,890	12,016	4,887	7,554	5,818	4,423	29,395	67,983
Special Mention	1,262	957	1,253	1,816	1,175	445	1,221	8,129
Substandard	500	986	746	906	587	1,359	1,186	6,270
Total	$28,162	$40,115	$18,909	$35,287	$27,989	$20,589	$115,750	$286,801
Current-period gross write offs	$—	$—	$47	$220	$46	$118	$4	$435

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Construction, 1 to 4 Family Residential
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	—	—	—	—	—	—	7,053	7,053
Satisfactory	148	1,097	—	1,648	—	—	46,961	49,854
Monitor	—	113	—	—	—	—	33,933	34,046
Special Mention	—	931	379	—	250	42	1,408	3,010
Substandard	—	59	306	52	—	—	328	745
Total	$148	$2,200	$685	$1,700	$250	$42	$89,683	$94,708
Current-period gross write offs	$—	$1	$4	$147	$—	$—	$—	$152

	Real Estate: Construction, Land Development and Commercial
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$4,600	$7,879	$12,479
Good	1,010	555	165	—	85	145	4,019	5,979
Satisfactory	6,213	9,916	2,338	3,048	1,749	4,051	62,579	89,894
Monitor	1,000	1,097	2,607	168	8,577	2,021	78,975	94,445
Special Mention	—	8,280	3,490	10,000	—	1,171	30,833	53,774
Substandard	—	—	—	379	1,024	1,393	—	2,796
Total	$8,223	$19,848	$8,600	$13,595	$11,435	$13,381	$184,285	$259,367
Current-period gross write offs	$—	$—	$—	$22	$115	$—	$—	$137

	Real Estate: Mortgage, Farmland
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$1,041	$847	$361	$1,681	$1,936	$5,192	$646	$11,704
Good	3,653	3,373	4,084	1,705	4,972	22,989	3,491	44,267
Satisfactory	14,736	19,001	6,375	13,344	20,833	42,676	10,896	127,861
Monitor	4,033	10,241	2,712	11,204	14,011	24,144	5,751	72,096
Special Mention	3,997	213	—	1,341	2,899	1,524	564	10,538
Substandard	—	697	—	1,988	1,786	2,496	2,329	9,296
Total	$27,460	$34,372	$13,532	$31,263	$46,437	$99,021	$23,677	$275,762
Current-period gross write offs	$—	$—	$—	$—	$—	$68	$—	$68

	Real Estate: Mortgage, 1 to 4 Family First Liens
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$1,399	$—	$877	$3,063	$3,222	$217	$8,778
Good	2,759	6,779	4,281	3,060	5,608	31,165	4,535	58,187
Satisfactory	108,542	206,434	57,767	119,789	225,563	330,347	13,089	1,061,531
Monitor	6,094	12,575	8,510	10,899	18,889	42,866	10,827	110,660
Special Mention	285	323	1,096	3,748	4,192	13,581	1,219	24,444
Substandard	1	272	424	4,297	5,061	16,467	341	26,863
Total	$117,681	$227,782	$72,078	$142,670	$262,376	$437,648	$30,228	$1,290,463
Current-period gross write offs	$—	$35	$25	$226	$305	$56	$—	$647

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$12	$4	$9	$25
Good	—	21	—	—	369	575	3,518	4,483
Satisfactory	6,925	9,153	2,218	5,203	7,856	16,063	78,781	126,199
Monitor	46	391	259	139	817	1,273	3,197	6,122
Special Mention	—	—	48	201	200	546	871	1,866
Substandard	41	32	166	331	103	577	1,242	2,492
Total	$7,012	$9,597	$2,691	$5,874	$9,357	$19,038	$87,618	$141,187
Current-period gross write offs	$—	$12	$8	$38	$101	$100	$—	$259

	Real Estate: Mortgage, Multi-Family
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$2,500	$2,279	$—	$—	$271	$51,785	$—	$56,835
Good	592	2,329	—	9,444	44,526	38,443	12,554	107,888
Satisfactory	47,929	22,710	4,487	18,682	34,794	84,553	32,473	245,628
Monitor	6,810	10,547	12,288	5,553	21,275	14,753	30,250	101,476
Special Mention	—	—	—	14,283	1,727	3,200	1,619	20,829
Substandard	—	—	—	2,890	—	903	—	3,793
Total	$57,831	$37,865	$16,775	$50,852	$102,593	$193,637	$76,896	$536,449
Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Real Estate: Mortgage, Commercial
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$3,538	$96	$—	$—	$21,363	$5,505	$30,502
Good	1,177	1,900	5,858	6,744	10,877	46,879	20,572	94,007
Satisfactory	20,735	28,680	16,010	20,041	48,897	71,781	37,095	243,239
Monitor	4,702	27,739	10,374	12,462	15,132	24,274	70,223	164,906
Special Mention	—	10,108	941	14,302	3,527	6,407	—	35,285
Substandard	282	351	682	3,360	1,004	8,368	—	14,047
Total	$26,896	$72,316	$33,961	$56,909	$79,437	$179,072	$133,395	$581,986
Current-period gross write offs	$—	$—	$—	$100	$—	$76	$—	$176

	Loans to Individuals
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$23	$—	$—	$—	$—	$—	$—	$23
Good	—	38	41	—	—	7	—	86
Satisfactory	6,461	4,151	2,219	1,842	1,161	329	13,304	29,467
Monitor	11	121	20	45	22	9	2	230
Special Mention	8	106	52	87	—	—	2	255
Substandard	—	18	31	16	32	47	—	144
Total	$6,503	$4,434	$2,363	$1,990	$1,215	$392	$13,308	$30,205
Current-period gross write offs	$170	$11	$62	$40	$5	$2	$—	$290

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Obligations of State and Political Subdivisions
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$2,166	$—	$2,166
Good	—	—	—	—	—	15,201	2,974	18,175
Satisfactory	1,628	527	783	1,313	1,441	6,741	971	13,404
Monitor	282	550	—	—	690	2,568	2,749	6,839
Special Mention	—	—	430	—	297	102	—	829
Substandard	—	—	—	—	—	564	—	564
Total	$1,910	$1,077	$1,213	$1,313	$2,428	$27,342	$6,694	$41,977
Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Totals
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$5,187	$8,456	$645	$2,755	$5,446	$89,365	$25,036	$136,890
Good	13,287	17,971	18,739	34,815	74,803	161,137	104,457	425,209
Satisfactory	237,120	328,144	103,275	197,887	355,738	568,329	362,805	2,153,298
Monitor	30,005	80,965	43,729	51,187	86,692	117,994	285,803	696,375
Special Mention	5,854	22,186	8,728	45,789	14,702	27,079	42,070	166,408
Substandard	824	2,515	4,295	14,365	9,747	32,174	6,884	70,804
Total	$292,277	$460,237	$179,411	$346,798	$547,128	$996,078	$827,055	$3,648,984
Current-period gross write offs	$170	$61	$150	$807	$572	$420	$9	$2,189

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Construction, 1 to 4 Family Residential
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	—	—	—	—	—	—	15,239	15,239
Satisfactory	487	68	—	250	—	—	39,785	40,590
Monitor	191	644	—	126	—	—	30,154	31,115
Special Mention	—	—	—	—	42	51	2,214	2,307
Substandard	61	—	185	—	—	—	310	556
Total	$739	$712	$185	$376	$42	$51	$87,702	$89,807
Gross write-offs for period	$—	$155	$—	$—	$144	$99	$7	$405

	Real Estate: Construction, Land Development and Commercial
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$262	$604	$866
Good	1,396	409	—	87	85	101	20,112	22,190
Satisfactory	12,033	4,154	4,028	4,497	2,520	2,909	47,325	77,466
Monitor	1,112	5,009	2,736	5,052	792	1,313	76,480	92,494
Special Mention	284	—	—	—	1,104	69	51,663	53,120
Substandard	—	—	556	167	1,388	45	—	2,156
Total	$14,825	$9,572	$7,320	$9,803	$5,889	$4,699	$196,184	$248,292
Gross write-offs for period	$—	$—	$19	$4	$—	$—	$—	$23

	Real Estate: Mortgage, Farmland
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$858	$420	$1,901	$1,883	$—	$4,169	$60	$9,291
Good	3,821	4,254	1,935	3,690	10,164	14,529	3,570	41,963
Satisfactory	27,728	8,704	16,915	31,830	17,217	45,142	12,956	160,492
Monitor	3,864	2,197	11,766	7,561	3,300	14,187	4,971	47,846
Special Mention	859	—	1,355	2,778	541	1,919	577	8,029
Substandard	245	—	2,044	1,485	954	2,013	2,428	9,169
Total	$37,375	$15,575	$35,916	$49,227	$32,176	$81,959	$24,562	$276,790
Gross write-offs for period	$—	$—	$—	$—	$—	$—	$—	$—

	Real Estate: Mortgage, 1 to 4 Family First Liens
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$1,881	$—	$886	$3,139	$500	$2,852	$218	$9,476
Good	19,026	6,935	8,895	11,233	6,338	26,076	4,531	83,034
Satisfactory	205,374	62,238	127,565	236,384	116,155	245,724	13,859	1,007,299
Monitor	11,865	4,762	10,672	19,082	8,757	39,025	10,358	104,521
Special Mention	457	1,163	5,456	6,732	4,680	10,883	896	30,267
Substandard	307	658	4,829	4,856	4,984	11,196	450	27,280
Total	$238,910	$75,756	$158,303	$281,426	$141,414	$335,756	$30,312	$1,261,877
Gross write-offs for period	$—	$153	$322	$279	$104	$69	$20	$947

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of June 30, 2026 and December 31, 2025 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
June 30, 2026
Agricultural	$477	$—	$—	$477	$109,602	$110,079	$—
Commercial and financial	544	206	457	1,207	285,594	286,801	—
Real estate:
Construction, 1 to 4 family residential	2,369	1,346	52	3,767	90,941	94,708	—
Construction, land development and commercial	16,270	—	977	17,247	242,120	259,367	—
Mortgage, farmland	162	—	660	822	274,940	275,762	—
Mortgage, 1 to 4 family first liens	2,431	4,061	5,364	11,856	1,278,607	1,290,463	759
Mortgage, 1 to 4 family junior liens	245	45	74	364	140,823	141,187	42
Mortgage, multi-family	41	—	—	41	536,408	536,449	—
Mortgage, commercial	470	208	455	1,133	580,853	581,986	—
Loans to individuals	312	73	—	385	29,820	30,205	—
Obligations of state and political subdivisions	—	—	—	—	41,977	41,977	—
	$23,321	$5,939	$8,039	$37,299	$3,611,685	$3,648,984	$801

December 31, 2025
Agricultural	$107	$—	$364	$471	$118,453	$118,924	$—
Commercial and financial	1,889	326	1,385	3,600	292,018	295,618	—
Real estate:
Construction, 1 to 4 family residential	636	—	—	636	89,171	89,807	—
Construction, land development and commercial	2,007	—	1,456	3,463	244,829	248,292	1,371
Mortgage, farmland	2,763	3,588	660	7,011	269,779	276,790	—
Mortgage, 1 to 4 family first liens	23,035	3,930	5,231	32,196	1,229,681	1,261,877	1,166
Mortgage, 1 to 4 family junior liens	673	123	90	886	142,431	143,317	—
Mortgage, multi-family	4,277	—	136	4,413	489,869	494,282	—
Mortgage, commercial	10,530	375	356	11,261	553,916	565,177	—
Loans to individuals	355	85	—	440	28,323	28,763	—
Obligations of state and political subdivisions	275	—	—	275	41,610	41,885	—
	$46,547	$8,427	$9,678	$64,652	$3,500,080	$3,564,732	$2,537

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms. The loans 90 days or more past due and still accruing are believed to be adequately collateralized. Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured. As of June 30, 2026 and December 31, 2025, none of the Company's nonaccrual loans were earning interest on a cash basis.

Certain nonaccrual loan information by loan type at June 30, 2026 and December 31, 2025, was as follows:

	June 30, 2026		December 31, 2025
	Total Non-accrual loans	Nonaccrual with no ACL	Total Non- accrual loans	Nonaccrual with no ACL
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$173	$173	$364	$364
Commercial and financial	610	610	2,624	2,624
Real estate:
Construction, 1 to 4 family residential	417	417	—	—
Construction, land development and commercial	1,251	1,251	551	551
Mortgage, farmland	660	660	660	660
Mortgage, 1 to 4 family first liens	9,085	8,932	9,560	9,560
Mortgage, 1 to 4 family junior liens	174	169	251	251
Mortgage, multi-family	41	41	1,790	1,790
Mortgage, commercial	1,391	1,391	1,813	1,813
	$13,802	$13,644	$17,613	$17,613
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
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (numbers in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
		Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
		Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Type
Agricultural	Term extension	$598	0.54%	$—	—%
Commercial and financial	Term extension	187	0.07	152	0.05
Mortgage, farmland	Term extension	3,077	1.12	—	—
Mortgage, 1 to 4 family first liens	Term extension	154	0.01	177	0.01
Mortgage, commercial	Term extension	283	0.05	—	—
		$4,299		$329

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
		Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
		Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Type
Agricultural	Term extension	$598	0.54%	$—	—%
Agricultural (1)	Interest rate reduction	1,718	1.56	—	—
Commercial and financial	Term extension	1,509	0.53	767	0.25
Construction, 1 to 4 family residential	Term extension	365	0.39	150	0.17
Construction, land development and commercial	Term extension	—		196	0.07
Mortgage, farmland	Term extension	3,378	1.22	—	—
Mortgage, 1 to 4 family first liens	Term extension	154	0.01	177	0.01
Mortgage, commercial	Term extension	282	0.05	—	—
Total		$8,004		$1,290

(1)Interest rate concession reduced interest rate by 2.00%. Modification reduced monthly payment amounts for the borrower.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Loan Type	Added Weighted Average Life (Years)	Added Weighted Average Life (Years)
Agricultural	4.4	0.0
Commercial and financial	1.0	0.9
Mortgage, Farmland	7.0	0.0
Mortgage, 1 to 4 family first liens	5.2	0.6
Mortgage, commercial	3.0	0.0

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Loan Type	Added Weighted Average Life (Years)	Added Weighted Average Life (Years)
Agricultural	4.4	0.0
Commercial and financial	4.1	1.0
Construction, 1 to 4 family residential	0.3	0.8
Construction, land development and commercial	0.0	0.9
Mortgage, Farmland	6.9	0.0
Mortgage, 1 to 4 family first liens	5.2	0.6
Mortgage, commercial	3.0	0.0

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

There were no financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty as of June 30, 2026 and for the six months ending June 30, 2025.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (numbers in thousands):

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

June 30, 2026 Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Agricultural	$2,316	$—	$—
Commercial and financial	2,073	—	—
Construction, 1 to 4 family residential	—	365	—
Mortgage, farmland	3,377	—	—
Mortgage, 1 to 4 family first liens	154	—	—
Mortgage, commercial	768	—	—
	$8,688	$365	$—

June 30, 2025 Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Agricultural	$2,600	$—	$—
Commercial and financial	1,171	—	—
Construction, 1 to 4 family residential	150	—	—
Construction, land development and commercial	1,725	—	—
Mortgage, 1 to 4 family first liens	177	—	—
Mortgage, commercial	763	—	—
	$6,586	$—	$—

The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Primary Type of Collateral
	Real Estate	Equipment	Total	ACL Allocation
	(Amounts In Thousands)
June 30, 2026
Agricultural	$2,489	$—	$2,489	$—
Commercial and financial	1,808	1,082	2,890	3
Real estate:
Construction, 1 to 4 family residential	366	—	366	—
Construction, land development and commercial	2,681	—	2,681	19
Mortgage, farmland	6,360	—	6,360	—
Mortgage, 1 to 4 family first liens	9,239	—	9,239	158
Mortgage, 1 to 4 family junior liens	173	—	173	—
Mortgage, multi-family	1,921	—	1,921	—
Mortgage, commercial	3,192	—	3,192	27
Loans to individuals	—	—	—	—
	$28,229	$1,082	$29,311	$207

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Collateral-dependent loans include any loan that has been placed on nonaccrual status and loans made to borrowers with financial difficulties. Collateral-dependent loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement. Collateral-dependent loans were 0.80% of loans held for investment as of June 30, 2026 and 0.88% as of December 31, 2025. There were no significant changes noted in the extent to which collateral secures collateral-dependent loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 6. Leases

The Bank leases certain branch offices, certain parking facilities and certain equipment under operating leases. The leases have remaining lease terms of 1 year to 8 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 4 years. As the options are reasonably certain to be exercised, they are recognized as part of the right-of-use assets and lease liabilities.

For the six months ended June 30, 2026 and 2025 total operating lease expense was $238 thousand and $240 thousand, respectively, and is included in occupancy expenses in the consolidated statement of income. Included in this were $231 thousand and $220 thousand of operating lease costs, respectively, $2 thousand and $10 thousand of short term lease costs, respectively, and $5 thousand and $10 thousand of variable lease costs, respectively.
For the six months ended June 30, 2026 and 2025, cash paid for amounts included in the measurement of operating lease liabilities was $231 thousand and $220 thousand, respectively, and no right-of-use assets were obtained in exchange for lease obligations.
As of June 30, 2026 and December 31, 2025, operating lease right-of-use assets included in other assets were $1.47 million and $1.60 million respectively. Operating lease liabilities included in other liabilities were $1.57 million and $1.71 million, respectively. As of June 30, 2026 and December 31, 2025, the weighted average remaining lease term for operating leases was 6.66 years and 7.00 years, respectively, and the weighted average discount rate for operating leases was 2.86% and 3.68%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of June 30, 2026, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2026 (excluding the six months ended June 30, 2026)	$168
2027	333
2028	295
2029	172
2030	174
Thereafter	638
Total lease payments	1,780
Less imputed interest	(207)
Total operating lease liabilities	$1,573

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of June 30, 2026 are as follows:

	June 30, 2026
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices (1)	Observable Market Prices (2)	Unobservable Market Prices (3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$42,111	$42,111	$42,111	$—	$—
Investment securities	1,012,232	1,012,232	273,272	738,960	—
Loans held for sale	8,606	8,606	—	8,606	—
Loans, net
Agricultural	109,723	109,906	—	—	109,906
Commercial and financial	276,638	276,731	—	—	276,731
Real estate:
Construction, 1 to 4 family residential	94,032	94,262	—	—	94,262
Construction, land development and commercial	255,967	256,406	—	—	256,406
Mortgage, farmland	273,843	268,736	—	—	268,736
Mortgage, 1 to 4 family first liens	1,270,501	1,231,007	—	—	1,231,007
Mortgage, 1 to 4 family junior liens	135,906	135,679	—	—	135,679
Mortgage, multi-family	533,918	521,253	—	—	521,253
Mortgage, commercial	572,686	564,744	—	—	564,744
Loans to individuals	29,175	28,358	—	—	28,358
Obligations of state and political subdivisions	41,965	41,738	—	—	41,738
Accrued interest receivable	23,862	23,862	—	23,862	—
Total financial instrument assets	$4,681,165	$4,615,631	$315,383	$771,428	$3,528,820
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$627,802	$627,802	$—	$627,802	$—
Interest-bearing deposits	2,889,675	2,653,145	—	2,653,145	—
Other short-term borrowings	297,277	296,795	—	296,795	—
Federal Home Loan Bank borrowings	323,833	323,584	—	323,584	—
Accrued interest payable	3,715	3,715	—	3,715	—
Total financial instrument liabilities	$4,142,302	$3,905,041	$—	$3,905,041	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$764,128
Letters of credit	11,126
Total financial instrument liabilities with off-balance-sheet risk	$775,254

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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable. Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the six months ended June 30, 2026. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2026
Assets	Readily Available Market Prices (1)	Observable Market Prices (2)	Company Determined Market Prices (3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$273,272	$—	$—	$273,272
State and political subdivisions	—	371,125	—	371,125
Mortgage-backed securities and collateralized mortgage obligations	—	363,514	—	363,514
U.S. Government Agency and GSE securities	—	4,321	—	4,321
Total	$273,272	$738,960	$—	$1,012,232

	December 31, 2025
Assets	Readily Available Market Prices (1)	Observable Market Prices (2)	Company Determined Market Prices (3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$255,527	$—	$—	$255,527
State and political subdivisions	—	382,645	—	382,645
Mortgage-backed securities and collateralized mortgage obligations	—	312,754	—	312,754
U.S. Government Agency and GSE securities	—	4,658	—	4,658
Total	$255,527	$700,057	$—	$955,584

(1)Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2026 and the year ended December 31, 2025.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis that were still held on the balance sheet at June 30, 2026 and December 31, 2025, the following tables provide the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

	June 30, 2026
	Readily Available Market Prices (1)	Observable Market Prices (2)	Company Determined Market Prices (3)	Total at Fair Value
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$—	$—
Commercial and financial	—	—	384	384
Real Estate:
Construction, 1 to 4 family residential	—	—	—	—
Construction, land development and commercial	—	—	171	171
Mortgage, farmland	—	—	—	—
Mortgage, 1 to 4 family first liens	—	—	2,092	2,092
Mortgage, 1 to 4 family junior liens	—	—	—	—
Mortgage, multi-family	—	—	—	—
Mortgage, commercial	—	—	107	107
Loans to individuals	—	—	—	—
Foreclosed assets (5)	—	—	—	—
Total	$—	$—	$2,754	$2,754

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

	June 30, 2026
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Amounts in Thousands)

Individually assessed loans	$2,754	County assessed value	Discount rate	20.00% - 35.00% (31.45%)

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8.Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 3,000,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  On August 9, 2022, the Company’s Board of Directors authorized the expansion of the 2005 Stock Repurchase Program to allow an additional 1,500,000 shares for repurchase and the continuation through December 31, 2027. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis. The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors. The Company has purchased 4,143,153 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2026.  Of these 4,143,153 shares, 31,655 shares were purchased during the quarter ended June 30, 2026, at an average price per share of $43.96.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk: The Bank's loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area. Investments in securities issued by state and political subdivisions within the state of Iowa had fair value of $154.74 million and $147.34 million as of June 30, 2026 and 2025, respectively. The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn, Washington and Iowa Counties, Iowa.

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

Financial instruments with off-balance sheet risk: The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, credit card participations and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company mitigates credit risk associated with these commitments through credit underwriting standards, ongoing credit monitoring, and, in many cases, collateral requirements and personal or corporate guarantees. Because many commitments are expected to expire without being fully drawn, the total contractual amount does not represent the Company’s expected future funding requirements or credit exposure. The Company maintains an allowance for credit losses on off-balance sheet credit exposures of $5.23 million at June 30, 2026, which reflects management’s estimate of expected credit losses on unfunded commitments, considering the likelihood of funding and expected credit losses consistent with the methodology applied to funded loans.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank's commitments at June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$98,584	$93,895
Credit cards	80,686	80,910
Commercial, real estate and home construction	268,282	177,797
Commercial lines and real estate purchase loans	316,576	322,682
Outstanding letters of credit	11,126	11,152
Total commitments	$775,254	$686,436

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10.Income Taxes

The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes. The tax years ended December 31, 2025, 2024, and 2023, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2025, 2024, and 2023 remain open for examination.  There were no material unrecognized tax benefits at June 30, 2026 and December 31, 2025, and therefore no interest or penalties on unrecognized tax benefits have been recorded.  As of June 30, 2026, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve-month period ending June 30, 2027. Income taxes as a percentage of income before taxes were 21.01% for the six months ended June 30, 2026 and 20.09% for the same period in 2025.

Note 11.Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate and market or liquidity risks. Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value. The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties. The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions. The Bank has not experienced any losses from nonperformance by counterparties. The Bank monitors counterparty risk in accordance with the provisions of ASC 815. In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. The Bank executed one interest rate swap agreement in November 2023, that expired on May 15, 2025, and was not required to pledge a US Treasury security as collateral as of June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026 and December 31, 2025 there were no derivative instruments outstanding.

The table below represent after-tax gains and (losses) recognized on the Bank’s derivative instrument designated as cash flow hedges for the three and six months ended June 30, 2026 and June 30, 2025:

	Recognized in Other Comprehensive Income (Loss)	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
Three Months Ended June 30, 2026
Interest rate swap	$—	Interest Expense	$—	Other Income	$—
Six Months Ended June 30, 2026
Interest rate swap	$—	Interest Expense	$—	Other Income	$—
Three Months Ended June 30, 2025
Interest rate swap	$27	Interest Expense	$—	Other Income	$—
Six Months Ended June 30, 2025
Interest rate swap	$71	Interest Expense	$—	Other Income	$—

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12.     Borrowings

The following table sets forth selected information for borrowings as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(Amounts In Thousands)
Other short-term borrowings
FHLB daily reset advances, interest rate 2026 3.97%; 2025 3.98%	$297,277	$586,882
	$297,277	$586,882

Federal Home Loan Bank borrowings
(Effective interest rates as of June 30, 2026)
Due 2026, 3.82% to 3.87%	$135,000	$—
Due 2027, 3.87% to 4.58%	165,000	40,000
Due 2030, 4.06%	23,833	24,333
	$323,833	$64,333

The Company has federal funds lines available totaling $175.00 million from multiple correspondent banking relationships as of June 30, 2026 and December 31, 2025, respectively. Of the total federal funds lines available, $50.00 million is secured by available for sale securities of $47.92 million and the remaining balance is unsecured.

The Company also has availability to borrow from the Federal Reserve Bank Discount Window of $104.81 million and $105.54 million as of June 30, 2026 and December 31, 2025, respectively, that is secured by available for sale securities.

The Company's FHLB borrowings are secured by collateral provided by the Company's 1 to 4 family residential, commercial real estate, agricultural real estate first mortgages and multi-family loans totaling $1.112 billion and $1.051 billion as of June 30, 2026 and December 31, 2025, respectively. There was $621.11 million and $651.22 million borrowed against this collateral as of June 30, 2026 and December 31, 2025, respectively. The weighted average interest rate on the FHLB daily reset advances outstanding was 3.97% and 3.98% as of June 30, 2026 and December 31, 2025. To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was 30.74 million and 32.06 million at June 30, 2026 and December 31, 2025, respectively.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14.     Related Party Transactions

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

The following is an analysis of the changes in the loans to those the Company has determined to be related parties as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(Amounts In Thousands)
Balance, beginning	$86,428	$74,248
Net increase (decrease) due to change in related parties	(72,439)	4,176
Advances	11,457	39,540
Collections	(9,856)	(31,536)
Balance, ending	$15,590	$86,428

Included in the loans to related parties was one loan on nonaccrual and past due with a balance of $43 thousand and $49 thousand as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 there was one additional loan past due but not on nonaccrual with a balance of $0.56 million. Loans to related parties decreased significantly since December 31, 2025 due to the retirement of three directors at the annual meeting of the shareholders held on April 20, 2026.

Deposits from these related parties totaled $13.84 million and $28.69 million as of June 30, 2026 and December 31, 2025, respectively. Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

Letters of credit with these related parties totaled $67 thousand and $67 thousand as of June 30, 2026 and December 31, 2025, respectively, and were done under the same terms as those with nonrelated parties. There were no amounts drawn related to these letters of credit as of June 30, 2026 and December 31, 2025, respectively.

Credit cards with these related parties had an outstanding balance of $48 thousand and $54 thousand as of June 30, 2026 and December 31, 2025, respectively, with a total credit limit of $0.28 million and $0.56 million as of June 30, 2026 and December 31, 2025, respectively. These related party credit cards were done under the same terms as those with nonrelated parties.

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

An overview of six month period ended June 30, 2026 is presented following the section discussing a special note regarding forward looking statements.

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

Economic Environment

For the second quarter of 2026, per the Beige Book, economic activity for the Company's region increased modestly in late May and June, and contacts expected a slight increase in activity in the coming year. Manufacturing demand rose moderately; employment rose modestly; consumer spending, business spending, and construction and real estate activity increased slightly; and nonbusiness contacts saw a small increase in economic activity. Prices rose moderately, wages were up modestly, and financial conditions tightened slightly. Farm income expectations for 2026 edged down.

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

Our credit administration continues to closely monitor and analyze the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors. Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, senior management is cautiously optimistic that the Company is positioned to continue managing the impact of the varied set of risks and uncertainties currently impacting the economy and remain adequately capitalized. However, the Company may be required to make additional credit loss provisions as warranted by the economic conditions and migration in the loan portfolio towards the special mention risk rating category.

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

Highlights with respect to items on the Company's statement of income for the six month period ended June 30, 2026 included the following:

•Net income for the six month period ended June 30, 2026 was $47.96 million compared to $33.09 million for the same six months of 2025, an increase of $14.87 million or 44.94%.  The principal factors in the increase in net income for the first six months of 2026 were an increase in net interest income of $14.67 million, benefit in credit loss benefit of $7.53 million, and an increase in noninterest income of $2.81 million, primarily due to gain on sales of VISA B Shares of $1.69 million. The increase in net income was offset by an increase in noninterest expenses of $5.71 million, primarily due to an increase in salaries and employee benefits and outside services.
•The Company achieved a return on average assets of 1.62% and a return on average equity of 13.97% for the twelve months ended June 30, 2026, compared to the twelve months ended June 30, 2025, which were 1.26% and 11.46%, respectively. The return on average assets and return on average equity for the six months ended June 30, 2026 were 2.07% and 17.54%, respectively, compared to the six months ended June 30, 2025, which were 1.48% and 13.50%, respectively. On a split-adjusted basis, cash dividends paid in January 2026 increased to $0.615 per share from $0.575 per share in January 2025.
•The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage. The Company achieved a net interest margin on a tax-equivalent basis of 3.89% for the six months ended June 30, 2026 compared to 3.36% for the same six months of 2025.  Average earning assets were $4.543 billion year to date in 2026 and $4.415 billion in 2025.

Highlights noted on the balance sheet as of June 30, 2026 for the Company included the following:

•Total assets were $4.796 billion, an increase of $148.58 million since December 31, 2025.
•Cash and cash equivalents were $42.11 million, compared to $42.11 million at December 31, 2025.
•Loans net of allowance for credit losses was $3.594 billion, an increase of $87.54 million since December 31, 2025, primarily due to increases in mortgage - multi-family, mortgage - 1 to 4 family first liens, mortgage - commercial, and construction, land development and commercial. This was offset by decreases in agricultural and commercial and financial loans.
•Loans held for sale were $8.61 million, an increase of $0.56 million since December 31, 2025.
•Deposits increased $149.64 million since December 31, 2025.
•On May 11, 2026, the Company entered into a material definitive agreement for the acquisition of land and improvements consisting of approximately 19.2 acres with a purchase price of $20.70 million. The Company intends to use the property to consolidate operational teams in a single location and to address long-term operational needs. The Company has paid $2.00 million in earnest money for this project, which is scheduled to close in the first quarter of 2027.

Index

HILLS BANCORPORATION

Reference is made to Note 7 for the Company's consolidated financial statements for a discussion of fair value measurements which relate to methods used by the Company in recording certain assets and liabilities on its consolidated financial statements.

Financial Condition

Loan demand is stable and grown through the second quarter of 2026 and loan demand is expected to remain consistent throughout the remainder of 2026.

The following table shows the composition of the loans (before deducting the allowance for credit losses) as of June 30, 2026 and December 31, 2025. The table does not include loans held for sale to the secondary market.

	June 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$110,079	3.02%	$118,924	3.34%
Commercial and financial	286,801	7.86	295,618	8.29
Real estate:
Construction, 1 to 4 family residential	94,708	2.60	89,807	2.52
Construction, land development and commercial	259,367	7.11	248,292	6.97
Mortgage, farmland	275,762	7.56	276,790	7.76
Mortgage, 1 to 4 family first liens	1,290,463	35.35	1,261,877	35.40
Mortgage, 1 to 4 family junior liens	141,187	3.87	143,317	4.02
Mortgage, multi-family	536,449	14.70	494,282	13.87
Mortgage, commercial	581,986	15.95	565,177	15.85
Loans to individuals	30,205	0.83	28,763	0.81
Obligations of state and political subdivisions	41,977	1.15	41,885	1.17
Gross Loans (ex net unamortized fees and costs)	$3,648,984	100.00%	$3,564,732	100.00%
Net unamortized fees and costs	291		291
Gross Loans	$3,649,275		$3,565,023
Less allowance for credit losses	54,921		58,204
Loans, net allowance for credit losses	$3,594,354		$3,506,819

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

Index

HILLS BANCORPORATION

Overall credit quality in the loan portfolio remained stable during 2026, with certain metrics reflecting modest improvement compared to December 31, 2025. Nonperforming assets declined during the last six months, driven primarily by reductions in nonaccrual loans across several loan categories. Accruing loans past due 90 days or more also decreased during the last six months, and represented a low percentage of total loans at June 30, 2026. Management believes loans that remained accruing while past due were generally well‑collateralized. Delinquency levels declined during the quarter, reflecting improvements in customer payment performance and continued proactive credit monitoring. Trends in early‑stage delinquencies remained stable, and the Company did not experience material deterioration in any specific loan segment. Gross charge‑offs during the first half of 2026 are below historical averages and were almost completely offset by recoveries. Charge‑off activity remained concentrated in isolated credits and did not reflect broader portfolio‑level stress. Management continues to closely monitor credit quality indicators, including trends in nonperforming loans, delinquencies, loan risk‑rating migration, and charge‑offs, particularly in light of ongoing economic uncertainty and higher interest rate sensitivity for certain borrowers. While credit metrics were stable during the quarter, future credit performance may be affected by changes in economic conditions, borrower cash flows, collateral values, and interest rate levels.

Accruing loans past due 90 days or more decreased $1.74 million from December 31, 2025 to June 30, 2026. As of June 30, 2026 and December 31, 2025, accruing loans past due 90 days or more were 0.02% and 0.07% of total loans, respectively. The average balance of the accruing loans past due 90 days or more decreased in June 30, 2026 compared to December 31, 2025. The average 90 days or more past due accruing loan balance per loan was $0.11 million as of June 30, 2026 compared to $0.23 million as of December 31, 2025.

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

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to nonaccrual status, a charge-off or the establishment of a specific reserve. In the event a collateral shortfall is identified during the credit review process, the Company will work with the borrower for a principal reduction payment and/or a pledge of additional collateral and/or additional guarantees. In the event that these options are not available, the loan may be subject to a downgrade of the credit risk rating. If the Company determines that a loan amount, or portion thereof, is uncollectible, the loan’s credit risk rating is immediately downgraded and the uncollectible amount is charged-off. The Bank's credit and legal departments undertake a thorough and ongoing analysis to determine if an additional specific reserve and/or charge-offs are appropriate and to begin a workout plan for the loan to minimize realized loss.

Index

HILLS BANCORPORATION
The following table presents the allowance for credit losses by type of loans, the percentage of the allocation for each category to the total allowance and the percentage of all loans in each category to total loans as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$356	0.65%	3.02%	$418	0.72%	3.34%
Commercial and financial	10,163	18.50	7.86	11,890	20.43	8.29
Real estate:
Construction, 1 to 4 family residential	676	1.23	2.60	617	1.06	2.52
Construction, land development and commercial	3,400	6.19	7.11	3,165	5.44	6.97
Mortgage, farmland	1,919	3.49	7.56	2,478	4.26	7.76
Mortgage, 1 to 4 family first liens	20,253	36.88	35.35	20,959	36.01	35.40
Mortgage, 1 to 4 family junior liens	5,281	9.62	3.87	5,639	9.69	4.02
Mortgage, multi-family	2,531	4.61	14.70	2,345	4.03	13.87
Mortgage, commercial	9,300	16.93	15.95	9,855	16.93	15.85
Loans to individuals	1,030	1.88	0.83	826	1.42	0.81
Obligations of state and political subdivisions	12	0.02	1.15	12	0.01	1.17
	$54,921	100.00%	100.00%	$58,204	100.00%	100.00%

The allowance for credit losses (ACL) totaled $54.92 million at June 30, 2026 compared to the allowance of $58.20 million at December 31, 2025. The percentage of the allowance to outstanding loans was 1.50% and 1.63% at June 30, 2026 and December 31, 2025, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding. The changes in the ACL during 2026 compared to December 31, 2025 reflect updates made during the period based on new loan activity, portfolio performance, and updated assumptions. These changes included revisions to quantitative assumptions, such as prepayment rates, curtailment rates and economic forecasts, and adjustments to qualitative factors driven primarily by changes in past due loans and loan migration, which resulted in a decrease in the ACL.

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

Management has determined that the allowance for credit losses was adequate at June 30, 2026, and that the loan portfolio is diversified and secured without undue concentration in any specific risk area. The process of estimating the allowance for credit losses involves a high degree of management judgment; however, the ACL is based on a comprehensive, well‑documented, and consistently applied analysis of the Company’s loan portfolio. The ACL is highly sensitive to changes in certain key assumptions and inputs used in the Company’s credit loss estimation process. These assumptions include, among others, economic forecasts (most notably the Iowa unemployment rate and national real gross domestic product), prepayment speeds, curtailment rates, probability of default, loss given default, time to recovery, and qualitative factors applied by management to address risks not fully captured by quantitative models.

Index

HILLS BANCORPORATION
Changes in these assumptions can result in materially different estimates of expected credit losses. For example, adverse changes in economic conditions, including increases in unemployment or deterioration in macroeconomic indicators used in the Company’s reasonable and supportable forecast, could result in higher modeled probabilities of default and loss severity, which would increase the ACL and related credit loss expense. Conversely, improvements in economic forecasts, loan performance trends, or reductions in portfolio risk could decrease the estimated ACL. The ACL is also sensitive to changes in management judgment applied through qualitative factors, including assessments of loan portfolio composition, credit quality migration, delinquency trends, concentrations of credit, collateral values, and emerging risks within certain loan segments. Because these qualitative adjustments are based in part on judgment, actual credit losses may differ materially from estimated amounts. While management regularly evaluates the reasonableness of the assumptions and inputs used in estimating the ACL and believes the allowance was appropriate as of June 30, 2026, future changes in economic conditions, portfolio characteristics, or other factors may require material changes to the allowance in subsequent periods.

Investment securities available for sale held by the Company increased by $56.65 million from December 31, 2025 to June 30, 2026.  The fair value of securities available for sale was $10.38 million less than the amortized cost of such securities as of June 30, 2026. At December 31, 2025, the fair value of the securities available for sale was $1.71 million less than the amortized cost of such securities.

Deposits increased $149.64 million in the first six months of 2026. The Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $35.33 million as of June 30, 2026 with a weighted average rate of 4.12%.  Brokered deposits were $35.17 million as of December 31, 2025 with a weighted average interest rate of 4.12%. As of June 30, 2026 and December 31, 2025, brokered deposits were 1.00% and 1.04% of total deposits, respectively.

There were $323.83 million and $64.33 million of Federal Home Loan Bank (FHLB) borrowings as of June 30, 2026 and December 31, 2025, respectively. There were $297.28 million of FHLB daily reset advances as of June 30, 2026 and $586.88 million as of December 31, 2025. It is expected that the FHLB and Federal Funds funding sources will be considered in the future if loan growth exceeds core deposit increases and the interest rates on funds borrowed from the FHLB and Federal Funds are favorable compared to other funding alternatives.

Income Taxes

Federal and state income tax expenses were $12.75 million and $8.32 million for the six months ended June 30, 2026 and 2025, respectively. Income taxes as a percentage of income before taxes were 21.01% in 2026 and 20.09% in 2025. See Note 10 Income Taxes for additional information.

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

Investment securities available for sale comprised 21.10% of the Company’s total assets at June 30, 2026 compared to 20.56% at December 31, 2025. As of June 30, 2026, investment securities with a market value of $152.73 million were pledged to collateralize public and trust deposits and other borrowings.  As of December 31, 2025, investment securities with a market value of $154.03 million were pledged.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. Deposit inflows and outflows can vary widely based on prevailing market interest rates, competition, economic conditions, our business customers' liquidity needs and by recent developments in the financial services industry. Uninsured deposits as of June 30, 2026 and December 31, 2025 were approximately $839.34 million and $733.97 million, respectively, which comprised 23.86% and 21.79% of total deposits.

Index

HILLS BANCORPORATION

As of June 30, 2026, the Company had additional borrowing capacity available from the Federal Home Loan Bank (“FHLB”) of $491.33 million. The Company had $323.83 million and $64.33 million outstanding in FHLB borrowings as of June 30, 2026 and December 31, 2025, respectively, with maturities through 2030.  The Company also had $297.28 million and $586.88 million outstanding in FHLB daily reset advances as of June 30, 2026 and December 31, 2025, respectively. In addition, the Company had $175.00 million in borrowing capacity available through secured and unsecured lines of credit with correspondent banks with no borrowings under those federal fund lines as of June 30, 2026. Finally, the Company had $104.81 million in borrowing capacity available through the Federal Reserve Discount Window, with no borrowings as of June 30, 2026.

Other liquidity sources include various sources of brokered deposits.

Contractual Obligations

On May 11, 2026, the Company entered into a material definitive agreement for the acquisition of land and improvements consisting of approximately 19.2 acres with a purchase price of $20.70 million. The Company intends to use the property to consolidate operational teams in a single location and to address long-term operational needs. The Company has paid $2.00 million in earnest money for this project. Closing is subject to customary conditions and is expected to occur during the first quarter of 2027. There have been no other material changes with regard to contractual obligations disclosed in the Company’s Form 10-K for the year ended December 31, 2025.

Dividends and Equity

In January 2026, Hills Bancorporation paid a dividend of $10.81 million or $0.615 per share. The dividend paid in January 2025 was $0.575 per share. The per share values for January 2025 and 2026 have been adjusted for the stock split in second quarter of 2026. After payment of the dividend and the adjustment for accumulated other comprehensive income (loss), stockholders’ equity as of June 30, 2026 totaled $568.90 million.

The Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9.00% as of June 30, 2026, as measured by dividing the Bank's Tier 1 capital by its average total consolidated assets. Effective July 1, 2026 the CBLR requirement dropped from 9.00% to 8.00%. As of June 30, 2026 and December 31, 2025, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of June 30, 2026 and December 31, 2025 are presented below (amounts in thousands):

	Actual
As of June 30, 2026:	Amount of Tier 1 Capital	Ratio
Company:
Community Bank Leverage ratio (1)	$634,737	13.57%

Bank:
Community Bank Leverage ratio	629,694	13.47%

	Actual
As of December 31, 2025:	Amount of Tier 1 Capital	Ratio
Company:
Community Bank Leverage ratio (1)	$601,513	12.94%

Bank:
Community Bank Leverage ratio	601,341	12.94
(1)The community bank leverage ratio for the holding company is only included for informational purposes.

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2026 and 2025

Net Income Overview

Net income was $47.96 million in 2026 and $33.09 million in the comparable period in 2025, an increase of $14.87 million or 44.94%.  The change in net income in 2026 from the first six months of 2025 was primarily the result of the following:

•Net interest income before credit loss expense increased by $14.67 million or 20.61%, primarily driven by an increase in loan interest income of $7.68 million.
•Credit loss benefit was $2.52 million compared to the credit loss expense of $5.01 million. This represents a benefit in expense of $7.53 million.
•Noninterest income increased by $2.81 million, or 16.87%, primarily due to the gain on sale of VISA B shares of $1.69 million.
•Noninterest expenses increased by $5.71 million, or 13.78%.
•Income taxes increased $4.43 million due to an increase in earnings compared to prior year.
For the six month period ended June 30, 2026 and June 30, 2025 basic earnings per share was $2.74 and $1.85, respectively. Diluted earnings per share was $2.74 for the six months ended June 30, 2026 compared to $1.85 for the same period in 2025.

The Company’s net income experienced an increase in comparison to prior year for the period and was driven primarily by two factors. The first factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Company's earnings assets. Net interest income of $85.87 million for the first six months of 2026 was derived from the Company’s $4.543 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.89%.  Average earning assets in the six months ended June 30, 2025 were $4.415 billion and the tax-equivalent net interest margin was 3.36%. Net interest income for the Company increased primarily as a result of increased interest income from higher interest rates on real estate and commercial loans and investments as well as higher volume of investments. Also, total interest expense was slightly lower than the same period in 2025 due to favorable rate variances. While net interest margin has increased in recent periods, the Company expects ongoing competition for loans and deposits to continue to exert pressure on earning asset yields and funding costs, which may adversely affect future net interest margin and earnings. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets, increasing yield on loans and the ongoing interest rate stance of the Federal Reserve Board.

The second factor affecting the Company's net income is credit loss expense (benefit). The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to $3.594 billion at June 30, 2026. Credit loss benefit was $2.52 million in 2026 compared to an expense of $5.01 million in 2025. The benefit in expense when compared to the same period in 2025 is primarily attributable to the following: new loan activity, portfolio performance, and updated assumptions. These changes included revisions to quantitative assumptions, such as prepayment rates, curtailment rates and economic forecasts, and adjustments to qualitative factors driven primarily by changes in past due loans and loan migration, which resulted in a decrease in the ACL.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest paid on the interest-bearing liabilities. Net interest income on a tax equivalent basis increased $14.32 million for the six months ended June 30, 2026 compared to the comparable period in 2025. The increase was primarily as a result of increased interest income from higher interest rates on real estate and commercial loans and investments as well as higher volume of loans and investments. Also, overall there was a decrease in interest expense in comparison to the same period in 2025 due to favorable rate variances. The net interest margin for the first six months of 2026 was 3.89% compared to 3.36% in 2025 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable. The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2026 compared to the comparable period in 2025 are shown in the following table:

Index

HILLS BANCORPORATION

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$122,269	0.24%	$3,522	$4,165	$7,687
Taxable securities	30,743	0.38	1,073	785	1,858
Nontaxable securities	(16,798)	0.33	(317)	593	276
Interest-bearing cash and cash equivalents	(7,636)	(0.79)	(169)	(28)	(197)
	$128,578		$4,109	$5,515	$9,624

Interest expense:
Interest-bearing demand deposits	$10,961	(0.10)%	$(75)	$484	$409
Savings deposits	111,867	0.11	(1,461)	156	(1,305)
Time deposits	(45,702)	(0.63)	823	2,642	3,465
Other short-term borrowings, including FHLB daily reset advances	133,614	(0.66)	(2,996)	1,118	(1,878)
FHLB Borrowings	(146,791)	(0.55)	3,285	721	4,006
	$63,949		$(424)	$5,121	$4,697
Change in net interest income			$3,685	$10,636	$14,321

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Loan fees included in interest income are not material. Interest on nontaxable securities and loans is shown at tax equivalent amounts.

A summary of the net interest spread and margin six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
(Tax Equivalent Basis)	2026	2025
Yield on average interest-earning assets	5.54%	5.27%
Rate on average interest-bearing liabilities	2.19	2.50
Net interest spread	3.35%	2.77%
Effect of noninterest-bearing funds	0.54	0.59
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	3.89%	3.36%

The Federal Open Market Committee met four times during the first six months of 2026. The federal funds target rate decreased to 3.75% as of June 30, 2026 from 4.50% as of the same period in 2025. Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate. In the pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates. As of June 30, 2026, the average rate indexes for the one, three and five year indexes were 3.98%, 4.15% and 4.19%, respectively. Compared to June 30, 2025, the one, three and five year indexes were 3.96%, 3.68%, and 3.79%, respectively.

Index

HILLS BANCORPORATION
Credit Loss Expense (Benefit)

Credit loss benefit was $2.52 million for the six months ended June 30, 2026 compared to credit loss expense of $5.01 million in 2025, benefit of expense of $7.53 million.  Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio.

Also, under CECL, a significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment and National real gross domestic product (National GDP). For the allowance for credit losses as of June 30, 2026, the key loss drivers were Iowa unemployment and National GDP. The decrease in expense when compared to the same period in 2025 is primarily attributable to the following: new loan activity, portfolio performance, and updated assumptions. These changes included revisions to quantitative assumptions, such as prepayment rates, curtailment rates and economic forecasts, and adjustments to qualitative factors driven primarily by changes in past due loans and loan migration, which resulted in a decrease in the ACL.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented. For the six months ended June 30, 2026 and 2025, recoveries were $2.16 million and $1.60 million, respectively; and charge-offs were $2.19 million in 2026 and $2.69 million in 2025. The allowance for credit losses totaled $54.92 million at June 30, 2026 compared to $58.20 million as of December 31, 2025. The allowance represented 1.50% and 1.63% of loans held for investment at June 30, 2026 and December 31, 2025.

Noninterest Income

The following table sets forth the various categories of noninterest income for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$1,021	$703	$318	45.23%
Trust fees	8,499	8,305	194	2.34
Service charges and fees	6,660	6,448	212	3.29
Other noninterest income	1,605	1,199	406	33.86
Gain on sale of investment securities	1,680	—	1,680	—
	$19,465	$16,655	$2,810	16.87%

Net gain on sale of loans was $1.02 million and $0.70 million for the six months ended June 30, 2026 and 2025, respectively, an increase of 45.23%. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates as well as the current origination and refinancing activity. The servicing of the loans sold into the secondary market is not retained by the Company, so these do not provide an ongoing stream of income.

Other noninterest income was $1.61 million and $1.20 million for the six months ended June 30, 2026 and 2025, respectively, an increase of 33.86%. This is primarily due to annual incentive and marketing bonuses from the VISA payment network growth agreement.

Gain on sale of investments securities was $1.68 million for the six months ended June 30, 2026. There were no gains on the sale of investment securities during the six months ended June 30, 2025. In 2026 the Company sold its Visa Class B shares and recognized a gain of approximately $1.69 million in gain on sale of investment securities. At June 30, 2026, no Visa Class B shares remained outstanding.

Trust fees and service charges and fees for the six months ended June 30, 2026 experienced nominal changes compared to the same period in prior year.

Index

HILLS BANCORPORATION
Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$24,878	$22,616	$2,262	10.00%
Occupancy	2,087	2,236	(149)	(6.66)
Furniture, equipment and software	4,883	3,595	1,288	35.83
Office supplies and postage	1,089	975	114	11.69
Advertising and business development	1,888	1,635	253	15.47
Outside services	9,135	7,802	1,333	17.09
FDIC insurance assessment	1,030	1,009	21	2.08
Other noninterest expense	2,166	1,577	589	37.35
	$47,156	$41,445	$5,711	13.78%

In the six months ended June 30, 2026, salaries and employee benefits increased $2.26 million or 10.00%, primarily due to annual merit raises and an increase in full time employees. Furniture, equipment and software increased $1.29 million or 35.83% primarily due to planned technology refresh. Advertising and business development increased $0.25 million or 15.47% primarily due to expanded marketing initiatives and higher promotional activity. Outside services increased $1.33 million or 17.09% primarily due to increases in audit, tax, and accounting fees and losses related to OREO properties sold. Other noninterest expense increased $0.59 million or 37.35%, primarily due to increases in value of director deferred compensation expense from the increase in share price and ATM losses.

Other noninterest expense categories for the six months ended June 30, 2026 experienced nominal changes compared to the same period in prior year.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2026 and 2025

Net Income Overview

Net income was $26.01 million in 2026 and $18.65 million in the comparable period in 2025, an increase of $7.36 million or 39.46%.  For the three month periods ended June 30, 2026 and 2025 basic earnings per share was $1.49 and $1.05, respectively. Diluted earnings per share was $1.49 for the three months ended June 30, 2026 compared to $1.05 for the same period in 2025.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest paid on the interest-bearing liabilities. Net interest income on a tax equivalent basis increased $6.88 million for the three months ended June 30, 2026 compared to the comparable period in 2025. The increase was primarily as a result of increased interest income from higher interest rates on real estate and commercial loans and investments as well as higher volume of loans and investments. Also, overall there was a decrease in interest expense compared to the same period in 2025 due to favorable rate variances. The net interest margin for the three months ended June 30, 2026 was 3.94% compared to 3.46% in 2025 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable. The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2026 compared to the comparable period in 2025 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$133,061	0.19%	$1,905	$1,674	$3,579
Taxable securities	59,558	0.39	720	435	1,155
Nontaxable securities	(26,014)	0.32	(247)	243	(4)
Interest-bearing bank balances	(8,430)	(0.66)	(91)	(7)	(98)
	$158,175		$2,287	$2,345	$4,632

Interest expense:
Interest-bearing demand deposits	$32,048	(0.10)%	$(114)	$237	$123
Savings deposits	116,948	0.06	(714)	151	(563)
Time deposits	(22,540)	(0.49)	195	1,044	1,239
Other short-term borrowings	181,720	(0.67)	(2,081)	597	(1,484)
FHLB Borrowings	(236,245)	(0.49)	2,648	286	2,934
	$71,931		$(66)	$2,315	$2,249
Change in net interest income			$2,221	$4,660	$6,881

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Loan fees included in interest income are not material. Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Index

HILLS BANCORPORATION
A summary of the net interest spread and margin three months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,
(Tax Equivalent Basis)	2026	2025
Yield on average interest-earning assets	5.58%	5.35%
Rate on average interest-bearing liabilities	2.17	2.48
Net interest spread	3.41%	2.87%
Effect of noninterest-bearing funds	0.53	0.59
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	3.94%	3.46%

Credit Loss Expense (Benefit)

Credit loss benefit was $1.46 million for the three months ended June 30, 2026 compared to a credit loss expense of $1.14 million in 2025, a decrease of expense of $2.60 million. Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio.

Also, under CECL, a significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment and National real gross domestic product (National GDP). For the allowance for credit losses as of June 30, 2026, the key loss drivers were Iowa unemployment and National GDP. The decrease in expense when compared to the same period in 2025 is primarily attributable to the following: new loan activity, portfolio performance, and updated assumptions. These changes included revisions to quantitative assumptions, such as prepayment rates, curtailment rates and economic forecasts, and adjustments to qualitative factors driven primarily by changes in past due loans and loan migration, which resulted in a decrease in the ACL.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented.  For the three months ended June 30, 2026 and 2025, recoveries were $1.39 million and $0.92 million, respectively; and charge-offs were $0.72 million in 2026 and $0.96 million in 2025. The allowance for credit losses totaled $54.92 million at June 30, 2026 compared to $58.20 million as of December 31, 2025. The allowance represented 1.50% and 1.63% of loans held for investment at June 30, 2026 and December 31, 2025.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$506	$459	$47	10.24%
Trust fees	4,533	4,260	273	6.41
Service charges and fees	3,582	3,393	189	5.57
Other noninterest income	618	422	196	46.45
Gain on sale of investment securities	1,693	—	1,693	—
	$10,932	$8,534	$2,398	28.10%

Net gain on sale of loans was $0.51 million and $0.46 million for the three months ended June 30, 2026 and 2025, respectively, an increase of 10.24%. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates as well as the current origination and refinancing activity. The servicing of the loans sold into the secondary market is not retained by the Company, so these do not provide an ongoing stream of income.

Index

HILLS BANCORPORATION

Other noninterest income was $0.62 million and $0.42 million for the three months ended June 30, 2026 and 2025, respectively, an increase of 46.45%, primarily due to annual incentive and marketing bonuses from the VISA payment network growth agreement.

Gain on sale of investments securities was $1.69 million for the three months ended June 30, 2026. There were no gains on the sale of investment securities during the six months ended June 30, 2025. In 2026 the Company sold its Visa Class B shares and recognized a gain of approximately $1.69 million in gain on sale of investment securities. At June 30, 2026, no Visa Class B shares remained outstanding.

Trust fees and service charges and fees for the three months ended June 30, 2026 experienced nominal changes compared to the same period in prior year.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$12,332	$11,251	$1,081	9.61%
Occupancy	1,175	1,086	89	8.20
Furniture and equipment	2,497	1,849	648	35.05
Office supplies and postage	535	463	72	15.55
Advertising and business development	870	801	69	8.61
Outside services	4,562	3,917	645	16.47
FDIC insurance assessment	504	497	7	1.41
Other noninterest expense	801	934	(133)	(14.24)
	$23,276	$20,798	$2,478	11.91%

For the three months ended June 30, 2026, salaries and employee benefits increased $1.08 million or 9.61% primarily due to annual merit raises and an increase in full time employees. Furniture, equipment and software increased $0.65 million or 35.05% primarily due to planned technology refreshes. Advertising and business development increased $0.07 million or 8.61% primarily due to expanded marketing initiatives and higher promotional activity. Outside services increased $0.65 million or 16.47% primarily due to audit, tax, and accounting fees. Other noninterest expense experienced a decrease of $0.13 million due to favorable fraud and operating losses for the three months ended June 30, 2026 in comparison to the same period in 2025.

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

The Company's interest rate risk, as monitored by management, has not significantly increased since year-end. Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including domestic and local economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Further increases to prevailing interest rates could influence the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings. For instance, if our liabilities are positioned to reprice faster than our assets in a rising-rate environment, our net interest income could be detrimentally impacted

Index

HILLS BANCORPORATION
as a result. Moreover, the ongoing geopolitical instability raise the risk of economic recession. Any such downturn, especially in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, provides only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, notwithstanding substantial progress as a result of the Company’s remediation efforts during 2025 to correct material weaknesses disclosed in the Company’s prior year Annual Report on Form 10-K (“2024 10-K”), as a result of the material weaknesses in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of June 30, 2026.

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

As of June 30, 2026, the following material weaknesses, which were disclosed in the 2025 10-K, have not been fully remediated:

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

Notwithstanding the material weaknesses, the Company’s management, including the CEO and CFO, has concluded that the consolidated financial statements, included in this Quarterly Report on Form 10-Q, for the period ended June 30, 2026, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Remediation Plan and Status

Throughout 2025 the Company invested substantial resources in remedial measures to strengthen its financial reporting controls and procedures as a result of the material weaknesses disclosed in its 2024 10-K and those disclosed above in its 2025 10-K. These include (i) enhancing the design and documentation of key internal controls, (ii) strengthening management review controls, (iii) engagement of third parties with specialized accounting expertise, and (iv) retention of additional managerial resources with accounting and financial reporting experience and expertise. Management achieved substantial improvements to its financial reporting controls and procedures during 2025 as a result of these changes.

During the six month period ended June 30, 2026, management continued to execute its remediation plan and implemented several enhancements to the Company's internal control over financial reporting. These activities included the continued

Index

HILLS BANCORPORATION
development and implementation of controls designed to address property and equipment accounting and asset disposition tracking, the identification, evaluation and disclosure of related-party transactions, the Allowance for Credit Losses ("ACL") policy and methodology framework, review process supporting ACL qualitative factor adjustments, formalization of journal entry review and approval workflows, and further improvements to period-end financial reporting processes and management review controls. Additionally, the Company enhanced governance oversight of its financial reporting and remediation activities through the election of a director with significant public company auditing and financial reporting experience at the 2026 Annual Meeting of Shareholders. The Company expects to leverage this experience through the Board's oversight of management's remediation efforts, including the evaluation of remediation plans, progress monitoring, control design enhancements, and financial reporting governance initiatives.

The actions the Company is taking under its remediation plan are subject to ongoing management review and are also subject to Audit Committee oversight. Management remains committed to the full remediation of the identified material weaknesses and will continue to devote significant time, attention, training and resources to these efforts. Management expects to complete the remediation of these material weaknesses by December 31, 2026. However, each material weakness will not be considered remediated until the related controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively.

Each material weakness identified above cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Therefore, management believes these actions have strengthened the Company's control environment and financial reporting processes, the Company has not yet completed sufficient testing of the newly implemented or enhanced controls to conclude that they are operating effectively. Accordingly, the material weaknesses described above continue to exist as of June 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, the Company implemented and enhanced certain controls as part of its ongoing remediation efforts to address the material weaknesses described above. These actions included implementing additional controls over property and equipment accounting, finalizing controls related to the identification and disclosure of related-party transactions, implementing an updated ACL policy and methodology framework and related review controls, formalizing journal entry review and approval workflows, and enhancing management review procedures within the period-end financial reporting process.

The newly implemented and enhanced controls have not operated for a sufficient period of time and have not yet been fully tested to determine whether they are operating effectively. Accordingly, management has not concluded that the related material weaknesses have been remediated.

While remediation efforts continued as noted above, there were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Except as otherwise supplemented herein, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Global Economic and Geopolitical Instability, Trade Policy and Inflationary Risks

Geopolitical instability, terrorist attacks, military conflicts, natural disasters, severe weather, widespread health emergencies and other catastrophic events could materially adversely affect our business. Tensions between China and the United States, the conflicts involving Russia and Ukraine and Israel and Hamas, the conflict involving Iran, and actual or threatened disruptions to shipping through the Strait of Hormuz could escalate or result in broader regional or global conflicts.

These conditions, together with fiscal and monetary policies, tariffs, retaliatory trade measures, economic sanctions and other restrictions on international trade, could disrupt energy, commodity and supply chains; increase the costs of fuel, transportation, raw materials and other goods; contribute to inflation and interest-rate volatility; and reduce consumer spending, business investment and demand for credit. These effects could be particularly significant for our borrowers operating in the agriculture sector. If these developments place financial strain on our borrowers, we could experience reduced loan demand, increased credit risk, higher loan delinquencies and additional provisions for credit losses. Although we monitor these developments, we may not be able to anticipate or fully mitigate their effects on our business, financial condition and results of operations.

Adverse Conditions in the Agricultural Economy Could Adversely Affect Our Agricultural Borrowers and Our Credit Quality

A meaningful portion of our lending activities involves agricultural producers and businesses that depend upon the agricultural sector. The financial condition and repayment capacity of these borrowers are affected by agricultural commodity prices, weather conditions, foreign demand for United States agricultural products, competition from foreign producers, tariffs and trade restrictions, government agricultural programs, interest rates and the costs and availability of fertilizer, fuel, seed, feed, equipment and labor.

Reduced or volatile foreign demand, including demand from China for United States soybeans and other agricultural products, and increased competition from producers in other countries could place downward pressure on commodity prices and reduce the revenues and cash flows of borrowers in our markets. In addition, disruptions or threatened disruptions to shipping through the Strait of Hormuz could increase the cost or reduce the availability of fuel, fertilizer and fertilizer-production inputs, including sulfur.

Lower commodity prices combined with elevated fertilizer, fuel and other input costs could compress agricultural borrowers’ operating margins, increase their need for operating credit and reduce their ability to repay existing indebtedness. These conditions could result in increased loan modifications or restructurings; higher levels of past-due, criticized, classified or nonaccrual loans; reduced agricultural collateral values; and increased provisions for credit losses and charge-offs. Crop insurance, government support programs and other risk-management measures may not fully protect our borrowers or us from these risks.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended June 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 to April 30	23,979	$43.75	23,979	364,523
May 1 to May 31	3,572	43.75	3,572	360,951
June 1 to June 30	4,104	45.00	4,104	356,847
Total	31,655	$43.96	31,655	356,847

(1)  On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to 3,000,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  On August 9, 2022, the Company’s Board of Directors authorized the expansion of the 2005 Stock Repurchase Program to allow an additional 1,500,000 shares for repurchase and the continuation through December 31, 2027. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors. The most recent independent current quarterly appraisal value of the stock performed as of March 31, 2026 is $45.00 a share.

Index

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Director or Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None.

Index

Item 6.	Exhibits

3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K Filed with the Commission on May 20, 2026.

3.2	Amended and Restated Bylaws of Hills Bancorporation, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K Filed with the Commission on May 18, 2026.

4.1	Description of Registered Securities, incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed with the Commission on March 18, 2026.

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (1), (2)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

HILLS BANCORPORATION

Date:	August 6, 2026	By: /s/ Lisa A. Shileny
Lisa A. Shileny, Director, President and Chief Executive Officer

Date:	August 6, 2026	By: /s/ Anthony V. Roetlin
Anthony V. Roetlin, Treasurer, Chief Financial Officer and Chief Accounting Officer