Form 10-Q
period 2026-09-30
HILLS BANCORPORATION
filed 2026-11-06
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		October 31, 2026

Common Stock	No par value	17,393,749

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Amounts)

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Cash and cash equivalents	$41,463	$42,114
Investment securities available for sale at fair value (amortized cost September 30, 2026 $1,141,440; December 31, 2025 $957,295)	1,075,607	955,584
Stock of Federal Home Loan Bank	32,282	32,063
Loans held for sale	4,177	8,047
Loans, net of allowance for credit losses September 30, 2026 $55,622; December 31, 2025 $58,204	3,681,073	3,506,819
Property and equipment, net	37,373	36,040
Tax credit real estate	7,113	8,241
Accrued interest receivable	26,802	23,404
Deferred income taxes, net	33,474	18,467
Goodwill	2,500	2,500
Other assets	19,580	14,591
Total Assets	$4,961,444	$4,647,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$623,254	$596,230
Interest-bearing deposits	3,046,957	2,771,605
Total deposits	3,670,211	3,367,835
Other short-term borrowings, including FHLB daily reset advances	143,927	586,882
Federal Home Loan Bank borrowings	511,364	64,333
Accrued interest payable	3,959	3,453
Allowance for credit losses on off-balance sheet credit exposures	4,978	4,501
Other liabilities	18,708	18,157
Total Liabilities	4,353,147	4,045,161

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	62,695	54,475

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 40,000,000 shares; issued September 30, 2026 20,675,068 shares; December 31, 2025 20,679,906 shares	$—	$—
Paid in capital	66,018	65,183
Retained earnings	689,685	629,068
Accumulated other comprehensive loss	(50,184)	(1,304)
Treasury stock at cost (September 30, 2026 3,260,468 shares; December 31, 2025 3,113,780 shares)	(97,222)	(90,238)
Total Stockholders' Equity	608,297	602,709
Less maximum cash obligation related to ESOP shares	62,695	54,475
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	545,602	548,234
Total Liabilities & Stockholders' Equity	$4,961,444	$4,647,870

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Loans, including fees	$54,027	$50,043	$156,560	$144,892
Investment securities:
Taxable	9,064	6,694	23,778	19,418
Nontaxable	2,847	3,025	8,624	8,303
Federal funds sold	42	80	180	415
Total interest income	$65,980	$59,842	$189,142	$173,028
Interest expense:
Deposits	$13,850	$13,187	$39,965	$41,871
Other short-term borrowings	2,468	4,048	9,282	8,984
FHLB borrowings	4,188	4,097	8,547	12,462
Total interest expense	$20,506	$21,332	$57,794	$63,317
Net interest income	45,474	38,510	131,348	109,711
Credit loss expense (benefit)	1,018	5,975	(1,506)	10,982
Net interest income after credit loss expense	$44,456	$32,535	$132,854	$98,729
Noninterest income:
Net gain on sale of loans	$493	$410	$1,514	$1,113
Trust fees	4,835	4,238	13,334	12,543
Service charges and fees	3,497	3,403	10,157	9,851
Other noninterest income	494	490	2,099	1,689
Gain (loss) on sale of investment securities	—	(4,294)	1,680	(4,294)
Total noninterest income	$9,319	$4,247	$28,784	$20,902
Noninterest expenses:
Salaries and employee benefits	$12,596	$11,335	$37,474	$33,951
Occupancy	1,456	1,111	3,543	3,347
Furniture, equipment and software	2,517	1,909	7,400	5,504
Office supplies and postage	578	563	1,667	1,538
Advertising and business development	743	658	2,631	2,293
Outside services	4,699	3,779	13,834	11,581
FDIC insurance assessment	513	497	1,543	1,506
Other noninterest expense	726	772	2,892	2,349
Total noninterest expense	$23,828	$20,624	$70,984	$62,069
Income before income taxes	29,947	16,158	90,654	57,562
Income taxes	6,480	3,253	19,232	11,572
Net income	$23,467	$12,905	$71,422	$45,990

Earnings per share:
Basic	$1.34	$0.73	$4.08	$2.59
Diluted	$1.34	$0.73	$4.08	$2.58

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$23,467	$12,905	$71,422	$45,990

Other comprehensive income (loss)
Securities:
Net change in unrealized gain (loss) on securities available for sale	$(55,457)	$12,526	$(64,134)	$19,363
Reclassification adjustment for net losses realized in net income	—	4,294	13	4,294
Income taxes	13,182	(3,998)	15,241	(5,623)
Other comprehensive income (loss) on securities available for sale	$(42,275)	$12,822	$(48,880)	$18,034
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain on derivatives	$—	$—	$—	$93
Income taxes	—	—	—	(22)
Other comprehensive income on cash flow hedges	$—	$—	$—	$71

Other comprehensive income (loss), net of tax	$(42,275)	$12,822	$(48,880)	$18,105

Comprehensive income (loss)	$(18,808)	$25,727	$22,542	$64,095

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended September 30, 2026 and 2025
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, June 30, 2025	$65,109	$601,651	$(22,017)	$(82,628)	$(50,927)	$511,188
Issuance of 9,030 shares of common stock	223	—	—	129	—	352
Issuance of 2,486 shares of common stock under the employee stock purchase plan	87	—	—	—	—	87
Unearned restricted stock compensation	115	—	—	—	—	115
Forfeiture of 12,988 shares of common stock	(432)	—	—	—	—	(432)
Share-based compensation	12	—	—	—	—	12
Change related to ESOP shares	—	—	—	—	(2,220)	(2,220)
Net income	—	12,905	—	—	—	12,905
Purchase of 92,110 shares of common stock	—	—	—	(3,600)	—	(3,600)
Other comprehensive income (loss)	—	—	12,822	—	—	12,822
Balance, September 30, 2025	$65,114	$614,556	$(9,195)	$(86,099)	$(53,147)	$531,229

Balance, June 30, 2026	$65,701	$666,218	$(7,909)	$(94,682)	$(60,429)	$568,899
Issuance of 2,207 shares of common stock	67	—	—	34	—	101
Issuance of 2,308 shares of common stock under the employee stock purchase plan	95	—	—	—	—	95
Unearned restricted stock compensation	295	—	—	—	—	295
Forfeiture of 4,314 shares of common stock	(157)	—	—	—	—	(157)
Share-based compensation	17	—	—	—	—	17
Change related to ESOP shares	—	—	—	—	(2,266)	(2,266)
Net income	—	23,467	—	—	—	23,467
Purchase of 56,697 shares of common stock	—	—	—	(2,574)	—	(2,574)
Other comprehensive income (loss)	—	—	(42,275)	—	—	(42,275)
Balance, September 30, 2026	$66,018	$689,685	$(50,184)	$(97,222)	$(62,695)	$545,602

 See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

Nine Months Ended September 30, 2026 and 2025
	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2024	$64,644	$578,882	$(27,300)	$(75,282)	$(48,257)	$492,687
Issuance of 21,180 shares of common stock	496	—	—	302	—	798
Issuance of 7,876 shares of common stock under the employee stock purchase plan	265	—	—	—	—	265
Unearned restricted stock compensation	334	—	—	—	—	334
Forfeiture of 19,792 shares of common stock	(649)	—	—	—	—	(649)
Share-based compensation	24	—	—	—	—	24
Change related to ESOP shares	—	—	—	—	(4,890)	(4,890)
Net income	—	45,990	—	—	—	45,990
Cash dividends ($0.575 per share)	—	(10,316)	—	—	—	(10,316)
Purchase of 292,710 shares of common stock	—	—	—	(11,119)	—	(11,119)
Other comprehensive income	—	—	18,105	—	—	18,105
Balance, September 30, 2025	$65,114	$614,556	$(9,195)	$(86,099)	$(53,147)	$531,229

Balance, December 31, 2025	$65,183	$629,068	$(1,304)	$(90,238)	$(54,475)	$548,234
Issuance of 15,851 shares of common stock	437	—	—	246	—	683
Issuance of 7,338 shares of common stock under the employee stock purchase plan	287	—	—	—	—	287
Unearned restricted stock compensation	512	—	—	—	—	512
Forfeiture of 12,174 shares of common stock	(443)	—	—	—	—	(443)
Share-based compensation	42	—	—	—	—	42
Change related to ESOP shares	—	—	—	—	(8,220)	(8,220)
Net income	—	71,422	—	—	—	71,422
Cash dividends ($0.615 per share)	—	(10,805)	—	—	—	(10,805)
Purchase of 162,541 shares of common stock	—	—	—	(7,095)	—	(7,095)
Excise tax on shares repurchased	—	—	—	(135)	—	(135)
Other comprehensive loss	—	—	(48,880)	—	—	(48,880)
Balance, September 30, 2026	$66,018	$689,685	$(50,184)	$(97,222)	$(62,695)	$545,602

 See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)
	Nine Months Ended September 30,
	2026	2025

Cash Flows from Operating Activities
Net income	$71,422	$45,990

Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	$1,810	$1,810
Credit loss expense (benefit)	(1,506)	10,982
Loss on sale of investment securities available for sale	13	4,294
Gain on sale of VISA Class B shares	(1,693)	—
Forfeiture of common stock	(443)	(649)
Share-based compensation	42	24
Compensation expensed through issuance of common stock	683	798
Provision (benefit) for deferred income taxes	3,895	(9,511)
Purchase of state tax credits	(692)	—
Net (gain) loss on sale of other real estate owned and other repossessed assets	(216)	313
Loss from equity method investments	290	334
Net loss on the disposal of property and impairments of property	55	—
Increase in accrued interest receivable	(3,398)	(3,855)
Net accretion of discount on investment securities	(3,217)	(2,232)
Increase in other assets	(951)	(1,379)
Amortization of operating lease right of use assets	311	198
Amortization of tax credit real estate investments	838	1,239
Increase (decrease) in accrued interest payable and other liabilities	1,205	(2,499)
Loans originated for sale	(167,406)	(118,378)
Proceeds on sales of loans	172,790	119,844
Net gain on sales of loans	(1,514)	(1,113)
Net cash and cash equivalents provided by operating activities	$72,318	$46,210

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$111,869	$143,760
Proceeds from sales of investment securities available for sale	134	39,726
Proceeds from sale of VISA Class B shares	1,693	—
Purchases of investment securities available for sale	(292,943)	(180,518)
Proceeds from sale of stock of Federal Home Loan Bank	52,621	41,986
Purchases of stock of Federal Home Loan Bank	(52,840)	(46,660)
Loans made to customers, net of collections	(178,740)	(120,216)
Proceeds on sale of other real estate owned	750	1,216
Purchases of property and equipment	(2,217)	(1,884)
Earnest money payments	(2,000)	—
Investment in tax credit real estate	—	(2,423)
Net cash and cash equivalents used in investing activities	$(361,673)	$(125,013)

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)
	Nine Months Ended September 30,
	2026	2025
Cash Flows from Financing Activities
Net increase in deposits	$302,376	$32,134
Net increase (decrease) in other short-term borrowings	(442,955)	42,104
Principal payments on short-term FHLB borrowings	(647,224)	(805,059)
Proceeds from the issuance of short-term FHLB borrowings	733,151	762,909
Principal payments on long-term FHLB borrowings	(750)	(313,317)
Proceeds from the issuance of long-term FHLB borrowings	361,854	305,000
Excise tax on shares repurchased	(135)	—
Purchase of common stock	(7,095)	(11,119)
Proceeds from the issuance of common stock through the employee stock purchase plan	287	265
Dividends paid	(10,805)	(10,316)
Net cash and cash equivalents provided by financing activities	$288,704	$2,601

	Nine Months Ended September 30,
	2026	2025
Decrease in cash and cash equivalents	$(651)	$(76,202)
Cash and cash equivalents:
Beginning of period	42,114	123,399
End of period	$41,463	$47,197

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$39,890	$43,106
Interest paid on other obligations	17,398	26,465
Income taxes paid	18,257	6,458

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$8,220	$4,890
Recognition of right of use asset and lease liability	257	—
Transfers to other real estate owned	875	848
Sale and financing of other real estate owned	346	353
Property acquired through extinguishment of loan receivable	981	—
Tax credits acquired through extinguishment of loan receivable	4,958	—

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions for Form 10-Q and Regulation S-X. These financial statements include all adjustments that, in the opinion of management, are considered necessary for the fair presentation of the Company's financial position and results of operations for the periods presented. While the chief operating decision-makers monitor the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a consolidated basis. Although the loan activity of the Bank is diversified with commercial and agricultural loans, real estate loans, automobile, installment and other consumer loans, the Bank's credit is concentrated in real estate loans. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

Operating results for the nine-month period ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 18, 2026.  The consolidated balance sheet as of December 31, 2025, has been derived from the audited consolidated financial statements for that period.

Subsequent Events: The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

In October 2026, subsequent to September 30, 2026, the Company approved and completed a balance sheet repositioning transaction. The securities sold represented only a limited portion of the Bank's total investment portfolio – approximately 1.98%. This consisted of the sale of specific lower-yielding AFS debt securities resulting in a pre-tax realized loss on the sales of $6.47 million. The Company intends to reinvest the proceeds from the sale of these securities to purchase AFS debt securities at higher yields to improve income going forward, while maintaining the liquidity provided by the investment portfolio. The decision to sell the securities was made subsequent to September 30, 2026. Accordingly, the transaction has been accounted for as a nonrecognized subsequent event, and the realized loss will be reflected in the Company's financial results for the fourth quarter of 2026.

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

Certain Significant Estimates: The allowance for credit losses, fair values of securities and other financial instruments, and share-based compensation involve significant estimates and assumptions. These estimates and assumptions are subject to change as additional information becomes available or as circumstances change, and actual results could differ from those estimates.

Revenue Recognition: Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the Company’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, recognized as performance obligations are satisfied.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of September 30, 2026 and December 31, 2025, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition costs as of September 30, 2026 and December 31, 2025.

Tax credit real estate: Tax credit real estate represents three multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all of which are affordable housing projects as of September 30, 2026. In addition, in July 2024, the Company made a tax equity investment in an entity to provide for the historic preservation of a mixed use property in Cedar Rapids, Iowa. The Company has a 99% or greater limited partnership interest in each limited partnership or company. The investment in each was completed after the projects had been developed by the general partner or managing member. On a regular basis, the Company evaluates recoverability of the carrying value of the tax credit real estate investments to determine if there are indications of impairment. This is measured by a comparison of the carrying amount of the investments to the future undiscounted cash flows expected to be generated by the investment properties, including the low-income housing tax credits and any estimated proceeds from eventual disposition. If there is an indication of impairment, a valuation allowance would be established with a charge to expense. There were no indications of impairment based on management's evaluation and therefore no valuation allowance was determined necessary as of September 30, 2026 and December 31, 2025. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

In July 2024, the Company provided construction financing and contributed capital of $2.38 million to SLE Iowa Building, LC, as investor member, which owns and operates a historically preserved mixed use property in Cedar Rapids, Iowa. Upon certain

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
conditions being met, an additional $1.25 million of contributions to capital were made in February 2025. Additionally, a final contribution of $1.19 million was made in September 2025 for a geothermal credit. The Company accounts for the investment in this tax credit real estate using the proportional amortization method as provided for under Accounting Standards Codification (ASC) 323-740. The investment qualifies for the proportional amortization method as it meets all of the criteria under ASC 323-740-25-1. Substantially all of the projected benefits are from tax credits and other tax benefits due to the minimum buyout clause included in the operating agreement.

Available-for-sale debt securities and the allowance for credit losses on available-for-sale debt securities: Available-for-sale ("AFS") securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of September 30, 2026 or 2025.

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

If the Company intends to sell an impaired AFS debt security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost basis is written down to fair value, with the impairment recognized in earnings.

Accrued interest receivable on AFS debt securities, stock of the Federal Home Loan Bank, and Federal Reserve excess balance account totaled $8.30 million and $6.81 million at September 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans held for investment: Loans are stated at the amount of unpaid principal, net of deferred loan fees, and reduced by the allowance for credit losses ("ACL"). Accrued interest receivable on loans held for investment totaled $18.50 million and $16.59 million at September 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Commercial and Financial - The commercial loan portfolio segment is comprised of commercial lines of credit, term loans, and other business-related lending that are generally secured by business assets or supported by borrower and guarantor cash flows. Underwriting emphasizes assessment of borrower profitability, liquidity, leverage, and historical financial performance. Repayment is sensitive to changes in general economic conditions, business performance, and interest rates. The primary economic forecast utilized for this segment is the Iowa unemployment rate.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company’s estimate of the ACL reflects credit losses expected over the contractual life of the financial assets, adjusted for estimated prepayments or curtailments. The contractual term excludes expected extensions, renewals and modifications unless an extension or renewal option is included in the original or modified contract at the reporting date and is not unconditionally cancellable by the Company. A modification of a loan to a borrower experiencing financial difficulties occurs when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which improves the navigability of the required interim disclosures, provides clarity as to when it is applicable, and provides additional guidance on what disclosures are required in interim reporting periods by establishing a disclosure principle. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and can be applied either prospectively or retrospectively. The Company is currently evaluating the updated guidance to assess the impact and determining its method of adoption.

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

The following table presents calculations of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the period	17,471,096	17,748,980	17,566,125	17,938,844
Weighted average number of net shares (redeemed)	(35,767)	(51,210)	(82,031)	(130,768)
Weighted average shares outstanding (basic)	17,435,329	17,697,770	17,484,094	17,808,076
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	5,121	2,942	4,308	2,412
Weighted average number of shares (diluted)	17,440,450	17,700,712	17,488,402	17,810,488
Net income (In thousands)	$23,467	$12,905	$71,422	$45,990
Earnings per share:
Basic	$1.34	$0.73	$4.08	$2.59
Diluted	$1.34	$0.73	$4.08	$2.58

Note 3.Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss (AOCI), included in stockholders’ equity, at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(amounts in thousands)
Net unrealized (loss) on available-for-sale securities	$(65,833)	$(1,711)
Tax effect	15,649	407
Net-of-tax amount	$(50,184)	$(1,304)

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 4.Securities

The carrying values of investment securities as of September 30, 2026 and December 31, 2025 are summarized in the following table (dollars in thousands):

	September 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$338,791	31.50%	$255,527	26.74%
U.S. Government Agency and GSE securities	4,126	0.38	4,658	0.49
State and political subdivisions	340,061	31.62	382,645	40.04
Mortgage-backed securities and collateralized mortgage obligations	392,629	36.50	312,754	32.73
Total securities available for sale	$1,075,607	100.00%	$955,584	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity. As of September 30, 2026 and December 31, 2025, all securities held were rated investment grade based upon external ratings where available and, where not available, based upon management knowledge of the local issuers and their financial situations. The Company has no securities designated as trading or held to maturity in its portfolio as of September 30, 2026 or December 31, 2025.

The carrying amount of available-for-sale securities and their approximate fair values as of September 30, 2026 and December 31, 2025, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
September 30, 2026
U.S. Treasury	$346,628	$6	$(7,843)	$—	$338,791
U.S. Government Agency and GSE securities	4,480	—	(354)	—	4,126
State and political subdivisions	377,266	—	(37,205)	—	340,061
Mortgage-backed securities and collateralized mortgage obligations	413,066	1	(20,438)	—	392,629
Total	$1,141,440	$7	$(65,840)	$—	$1,075,607
December 31, 2025
U.S. Treasury	$253,925	$2,316	$(714)	$—	$255,527
U.S. Government Agency and GSE securities	4,687	—	(29)	—	4,658
State and political subdivisions	388,685	3,214	(9,254)	—	382,645
Mortgage-backed securities and collateralized mortgage obligations	309,998	3,258	(502)	—	312,754
Total	$957,295	$8,788	$(10,499)	$—	$955,584

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities as of September 30, 2026, were as follows (in thousands) below.

	Amortized Cost	Fair Value
Due in one year or less	$81,797	$81,312
Due after one year through five years	324,115	314,210
Due after five years through ten years	117,694	105,518
Due over ten years	204,768	181,938
	$728,374	$682,978
Mortgage-backed securities and collateralized mortgage obligations	413,066	392,629
	$1,141,440	$1,075,607

Expected maturities of MBS may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the above summary.

As of September 30, 2026 and December 31, 2025, investment securities with a market value of $140.79 million and $154.03 million, respectively, were pledged to collateralize other borrowings. As of September 30, 2026, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sale proceeds	$—	$39,726	$134	$39,726
Gross realized gains	—	—	—	—
Gross realized losses	—	(4,294)	(13)	(4,294)

The following table shows the Company's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025 (in thousands):

	Less than 12 months				12 months or more				Total
September 30, 2026 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	75	$299,276	$(6,894)	2.30%	10	$34,075	$(949)	2.79%	85	$333,351	$(7,843)	2.35%
U.S. Government Agency and GSE securities	1	4,126	(354)	8.58	—	—	—	—	1	4,126	(354)	8.58
State and political subdivisions	728	254,935	(22,611)	8.87	326	83,766	(14,594)	17.42	1,054	338,701	(37,205)	10.98
Mortgage-backed securities and collateralized mortgage obligations	57	375,870	(19,506)	5.19	4	15,921	(932)	5.85	61	391,791	(20,438)	5.22
	861	$934,207	$(49,365)	5.28%	340	$133,762	$(16,475)	12.32%	1,201	$1,067,969	$(65,840)	6.16%

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

The Company considered the following information in reaching the conclusion that the unrealized losses disclosed in the table above are not attributable to credit losses.  None of the unrealized losses in the above table were due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates. The Company completed several balance sheet repositioning transactions related to its investment securities portfolio throughout the last four months of 2025. This consisted of the sale of lower-yielding AFS debt securities resulting in a pre-tax realized loss on the sales of $9.63 million in total for 2025. All of the proceeds from the sale of these securities were used to purchase AFS debt securities at higher yields to improve income going forward, while maintaining the liquidity provided by the investment portfolio. Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis. The securities are of high credit quality (investment grade credit ratings) and principal and interest payments are made timely with no payments past due as of September 30, 2026. The fair value is expected to recover as the securities approach maturity. The Company evaluates whether a credit loss exists by monitoring to ensure it has adequate credit support considering the nature of the investment, number and significance of investments in an unrealized loss position, collectability or delinquency issues, the underlying financial statements of the issuers, credit ratings and subsequent changes thereto, and other available relevant information. Considering the above factors, management has determined that no allowance for credit losses is necessary for the securities portfolio as of September 30, 2026.

The Company held Visa Class B common stock received in connection with Visa's restructuring. During April 2026, the Company sold its Visa Class B shares and recognized a gain of approximately $1.69 million in gain on sale of investment securities. At September 30, 2026, no Visa Class B shares remained outstanding.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5.Loans and Allowance for Credit Losses

Classes of loans are as follows:

	September 30, 2026	December 31, 2025
	(Amounts in Thousands)
Agricultural	$111,879	$118,924
Commercial and financial	292,994	295,618
Real estate:
Construction, 1 to 4 family residential	90,874	89,807
Construction, land development and commercial	294,595	248,292
Mortgage, farmland	280,580	276,790
Mortgage, 1 to 4 family first liens	1,316,298	1,261,877
Mortgage, 1 to 4 family junior liens	142,541	143,317
Mortgage, multi-family	535,831	494,282
Mortgage, commercial	600,531	565,177
Loans to individuals	28,934	28,763
Obligations of state and political subdivisions	41,336	41,885
Gross Loans (ex net unamortized fees and costs)	3,736,393	3,564,732
Net unamortized fees and costs	302	291
Gross Loans	3,736,695	3,565,023
Less allowance for credit losses	55,622	58,204
Loans, net allowance for credit losses	$3,681,073	$3,506,819

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses (ACL) on loans for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30, 2026
	June 30, 2026	Charge-offs	Recoveries	Credit loss expense (benefit)	September 30, 2026
	(Amounts In Thousands)
ACL on loans:
Agricultural	$356	$(273)	$11	$92	$186
Commercial and financial	10,163	(189)	356	(102)	10,228
Real estate:
Construction, 1 to 4 family residential	676	(2)	7	(73)	608
Construction, land development and commercial	3,400	—	1	414	3,815
Mortgage, farmland	1,919	—	12	(830)	1,101
Mortgage, 1 to 4 family first liens	20,253	(95)	209	212	20,579
Mortgage, 1 to 4 family junior liens	5,281	(64)	93	150	5,460
Mortgage, multi-family	2,531	—	15	234	2,780
Mortgage, commercial	9,300	(357)	5	943	9,891
Loans to individuals	1,030	(375)	77	230	962
Obligations of state and political subdivisions	12	—	—	—	12
Total	$54,921	$(1,355)	$786	$1,270	$55,622

	Nine Months Ended September 30, 2026
	December 31, 2025	Charge-offs	Recoveries	Credit loss expense (benefit)	September 30, 2026
	(Amounts In Thousands)
ACL on loans:
Agricultural	$418	$(298)	$42	$24	$186
Commercial and financial	11,890	(624)	1,116	(2,154)	10,228
Real estate:
Construction, 1 to 4 family residential	617	(154)	7	138	608
Construction, land development and commercial	3,165	(137)	16	771	3,815
Mortgage, farmland	2,478	(68)	103	(1,412)	1,101
Mortgage, 1 to 4 family first liens	20,959	(742)	741	(379)	20,579
Mortgage, 1 to 4 family junior liens	5,639	(323)	280	(136)	5,460
Mortgage, multi-family	2,345	—	207	228	2,780
Mortgage, commercial	9,855	(533)	127	442	9,891
Loans to individuals	826	(665)	306	495	962
Obligations of state and political subdivisions	12	—	—	—	12
Total	$58,204	$(3,544)	$2,945	$(1,983)	$55,622

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 30, 2025
	June 30, 2025	Charge-offs	Recoveries	Credit loss expense (benefit)	September 30, 2025
	(Amounts In Thousands)
ACL on loans:
Agricultural	$764	$(3)	$6	$18	$785
Commercial and financial	10,676	(579)	725	83	10,905
Real estate:
Construction, 1 to 4 family residential	320	(99)	1	100	322
Construction, land development and commercial	2,272	—	32	309	2,613
Mortgage, farmland	3,330	—	13	67	3,410
Mortgage, 1 to 4 family first liens	19,561	(128)	111	2,862	22,406
Mortgage, 1 to 4 family junior liens	5,030	(109)	28	305	5,254
Mortgage, multi-family	2,934	—	14	277	3,225
Mortgage, commercial	8,251	(467)	8	1,502	9,294
Loans to individuals	870	(424)	96	329	871
Obligations of state and political subdivisions	12	—	—	—	12
Total	$54,020	$(1,809)	$1,034	$5,852	$59,097

	Nine Months Ended September 30, 2025
	December 31, 2024	Charge-offs	Recoveries	Credit loss expense (benefit)	September 30, 2025
	(Amounts In Thousands)
ACL on loans:
Agricultural	$674	$(39)	$156	$(6)	$785
Commercial and financial	10,217	(1,132)	1,406	414	10,905
Real estate:
Construction, 1 to 4 family residential	280	(332)	33	341	322
Construction, land development and commercial	2,113	(19)	36	483	2,613
Mortgage, farmland	3,252	—	27	131	3,410
Mortgage, 1 to 4 family first liens	18,210	(518)	333	4,381	22,406
Mortgage, 1 to 4 family junior liens	4,719	(245)	197	583	5,254
Mortgage, multi-family	2,828	(200)	108	489	3,225
Mortgage, commercial	7,525	(905)	26	2,648	9,294
Loans to individuals	1,109	(1,115)	307	570	871
Obligations of state and political subdivisions	13	—	—	(1)	12
Total	$50,940	$(4,505)	$2,629	$10,033	$59,097

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for credit losses (ACL) for off-balance sheet credit exposures for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30, 2026
	June 30, 2026	Credit loss (benefit) expense	(Charge-offs), net recoveries	September 30, 2026
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Agricultural	$90	$(42)	$—	$48
Commercial and financial	2,100	(134)	—	1,966
Real estate:
Construction, 1 to 4 family residential	338	(38)	—	300
Construction, land development and commercial	1,736	(283)	—	1,453
Mortgage, farmland	30	5	—	35
Mortgage, 1 to 4 family first liens	206	(9)	—	197
Mortgage, 1 to 4 family junior liens	414	53	—	467
Mortgage, multi-family	42	(8)	—	34
Mortgage, commercial	154	256	—	410
Loans to individuals	119	(52)	—	67
Obligations of state and political subdivisions	1	—	—	1
Total	$5,230	$(252)	$—	$4,978

	Nine Months Ended September 30, 2026
	December 31, 2025	Credit loss (benefit) expense	(Charge-offs), net recoveries	September 30, 2026
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Agricultural	$88	$(40)	$—	$48
Commercial and financial	2,376	(410)	—	1,966
Real estate:
Construction, 1 to 4 family residential	410	(110)	—	300
Construction, land development and commercial	844	609	—	1,453
Mortgage, farmland	71	(36)	—	35
Mortgage, 1 to 4 family first liens	122	75	—	197
Mortgage, 1 to 4 family junior liens	435	32	—	467
Mortgage, multi-family	30	4	—	34
Mortgage, commercial	62	348	—	410
Loans to individuals	56	11	—	67
Obligations of state and political subdivisions	7	(6)	—	1
Total	$4,501	$477	$—	$4,978

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 30, 2025
	June 30, 2025	Credit loss (benefit) expense	(Charge-offs), net recoveries	September 30, 2025
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Agricultural	$170	$(9)	$—	$161
Commercial and financial	2,207	(173)	—	2,034
Real estate:
Construction, 1 to 4 family residential	133	(11)	—	122
Construction, land development and commercial	448	299	—	747
Mortgage, farmland	52	49	—	101
Mortgage, 1 to 4 family first liens	165	(16)	—	149
Mortgage, 1 to 4 family junior liens	325	38	—	363
Mortgage, multi-family	39	(19)	—	20
Mortgage, commercial	135	(69)	—	66
Loans to individuals	55	3	—	58
Obligations of state and political subdivisions	1	27	—	28
Total	$3,730	$119	$—	$3,849

	Nine Months Ended September 30, 2025
	December 31, 2024	Credit loss (benefit) expense	(Charge-offs), net recoveries	September 30, 2025
	(Amounts In Thousands)
ACL for off-balance sheet credit exposures:
Agricultural	$147	$14	$—	$161
Commercial and financial	1,753	281	—	2,034
Real estate:
Construction, 1 to 4 family residential	179	(57)	—	122
Construction, land development and commercial	306	441	—	747
Mortgage, farmland	13	88	—	101
Mortgage, 1 to 4 family first liens	120	29	—	149
Mortgage, 1 to 4 family junior liens	292	71	—	363
Mortgage, multi-family	1	19	—	20
Mortgage, commercial	45	21	—	66
Loans to individuals	43	15	—	58
Obligations of state and political subdivisions	1	27	—	28
Total	$2,900	$949	$—	$3,849

Credit loss expense (benefit) for off-balance sheet credit exposures is included in credit loss expense (benefit) on the consolidated statement of income for the nine months ended September 30, 2026 and 2025.

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

The following tables present the credit quality indicators and origination years by type of loan in each category as of September 30, 2026 (amounts in thousands):

	Agricultural
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$2,145	$56	$—	$141	$135	$745	$4,475	$7,697
Good	2,360	770	1,028	684	492	547	11,371	17,252
Satisfactory	3,881	1,997	2,262	1,618	801	2,250	26,611	39,420
Monitor	4,499	3,915	1,875	2,228	1,334	1,142	21,732	36,725
Special Mention	352	717	42	9	214	2	4,331	5,667
Substandard	37	186	2,576	23	224	55	2,017	5,118
Total	$13,274	$7,641	$7,783	$4,703	$3,200	$4,741	$70,537	$111,879
Current-period gross write offs	$—	$2	$96	$45	$36	$4	$115	$298

	Commercial and Financial
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$494	$188	$40	$56	$23	$232	$5,533	$6,566
Good	983	1,383	2,097	12,193	7,668	4,113	37,298	65,735
Satisfactory	24,976	18,626	8,522	11,532	11,221	7,414	46,293	128,584
Monitor	9,453	15,741	4,532	6,912	5,605	3,634	32,323	78,200
Special Mention	1,645	1,071	574	1,745	1,171	177	1,086	7,469
Substandard	626	1,288	709	763	525	1,590	939	6,440
Total	$38,177	$38,297	$16,474	$33,201	$26,213	$17,160	$123,472	$292,994
Current-period gross write offs	$—	$44	$60	$335	$55	$130	$—	$624

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Construction, 1 to 4 Family Residential
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$—	$—	$—
Good	—	—	—	—	—	—	4,727	4,727
Satisfactory	397	1,220	490	—	518	—	47,548	50,173
Monitor	254	376	114	—	—	—	30,724	31,468
Special Mention	—	—	—	—	265	42	3,869	4,176
Substandard	—	—	—	—	—	—	330	330
Total	$651	$1,596	$604	$—	$783	$42	$87,198	$90,874
Current-period gross write offs	$—	$—	$—	$147	$—	$—	$7	$154

	Real Estate: Construction, Land Development and Commercial
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$234	$5,318	$5,552
Good	1,661	2,555	165	—	83	144	2,254	6,862
Satisfactory	7,434	4,828	2,325	2,809	1,351	3,667	73,086	95,500
Monitor	779	7,774	1,897	3,607	7,063	2,081	109,425	132,626
Special Mention	—	8,280	3,490	24,825	—	1,214	13,561	51,370
Substandard	—	—	—	375	965	1,345	—	2,685
Total	$9,874	$23,437	$7,877	$31,616	$9,462	$8,685	$203,644	$294,595
Current-period gross write offs	$—	$—	$—	$22	$115	$—	$—	$137

	Real Estate: Mortgage, Farmland
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$1,041	$842	$361	$1,620	$1,902	$5,305	$630	$11,701
Good	4,504	3,252	3,987	1,687	4,928	17,634	3,908	39,900
Satisfactory	23,961	16,799	6,413	17,094	19,667	43,558	10,709	138,201
Monitor	7,811	10,815	2,524	7,226	13,804	23,621	4,784	70,585
Special Mention	3,997	431	—	1,341	2,527	665	557	9,518
Substandard	683	697	—	1,971	1,738	3,305	2,281	10,675
Total	$41,997	$32,836	$13,285	$30,939	$44,566	$94,088	$22,869	$280,580
Current-period gross write offs	$—	$—	$—	$—	$—	$68	$—	$68

	Real Estate: Mortgage, 1 to 4 Family First Liens
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$264	$1,323	$—	$872	$3,025	$2,829	$216	$8,529
Good	3,698	7,239	3,280	2,371	5,484	28,970	3,350	54,392
Satisfactory	173,220	202,820	54,658	113,441	215,540	313,778	12,382	1,085,839
Monitor	7,705	12,412	10,059	10,839	20,111	41,901	13,015	116,042
Special Mention	958	1,477	1,690	3,392	4,379	12,014	1,170	25,080
Substandard	—	100	585	4,222	4,889	16,113	507	26,416
Total	$185,845	$225,371	$70,272	$135,137	$253,428	$415,605	$30,640	$1,316,298
Current-period gross write offs	$—	$35	$24	$253	$346	$78	$6	$742

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Real Estate: Mortgage, 1 to 4 Family Junior Liens
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$12	$3	$15	$30
Good	—	21	—	—	239	558	3,860	4,678
Satisfactory	8,052	8,516	2,077	4,944	7,330	15,514	80,395	126,828
Monitor	239	360	254	125	880	1,337	3,347	6,542
Special Mention	46	—	48	163	213	551	1,070	2,091
Substandard	41	31	163	299	94	578	1,166	2,372
Total	$8,378	$8,928	$2,542	$5,531	$8,768	$18,541	$89,853	$142,541
Current-period gross write offs	$—	$12	$8	$75	$122	$106	$—	$323

	Real Estate: Mortgage, Multi-Family
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$2,489	$2,258	$—	$—	$269	$49,232	$—	$54,248
Good	1,262	2,320	—	9,382	43,810	38,393	12,463	107,630
Satisfactory	50,398	22,324	4,125	17,818	32,941	81,888	31,890	241,384
Monitor	25,654	9,341	11,112	5,850	21,398	15,009	19,740	108,104
Special Mention	—	—	—	14,187	1,718	3,166	1,611	20,682
Substandard	—	—	—	2,890	—	893	—	3,783
Total	$79,803	$36,243	$15,237	$50,127	$100,136	$188,581	$65,704	$535,831
Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Real Estate: Mortgage, Commercial
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$3,518	$95	$—	$—	$23,926	$8,019	$35,558
Good	4,789	1,805	5,826	6,807	9,048	45,266	20,395	93,936
Satisfactory	40,315	27,176	14,930	19,773	45,802	68,866	32,420	249,282
Monitor	6,115	26,577	21,945	13,009	16,354	24,376	64,241	172,617
Special Mention	—	11,703	273	14,225	3,503	6,301	—	36,005
Substandard	281	348	585	3,050	750	8,119	—	13,133
Total	$51,500	$71,127	$43,654	$56,864	$75,457	$176,854	$125,075	$600,531
Current-period gross write offs	$—	$50	$18	$384	$—	$81	$—	$533

	Loans to Individuals
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$21	$—	$—	$—	$—	$—	$—	$21
Good	23	65	20	—	—	7	—	115
Satisfactory	7,350	3,480	1,828	1,401	867	156	13,108	28,190
Monitor	10	141	17	57	18	7	2	252
Special Mention	—	116	59	58	9	—	2	244
Substandard	—	18	27	6	22	39	—	112
Total	$7,404	$3,820	$1,951	$1,522	$916	$209	$13,112	$28,934
Current-period gross write offs	$522	$15	$60	$53	$9	$4	$2	$665

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Obligations of State and Political Subdivisions
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$—	$—	$—	$—	$—	$1,990	$—	$1,990
Good	—	—	—	—	—	14,873	2,952	17,825
Satisfactory	1,628	524	774	1,081	1,441	6,560	842	12,850
Monitor	647	550	—	225	687	2,488	2,697	7,294
Special Mention	—	—	430	—	293	—	—	723
Substandard	—	—	—	—	—	654	—	654
Total	$2,275	$1,074	$1,204	$1,306	$2,421	$26,565	$6,491	$41,336
Current-period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

	Totals
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Excellent	$6,454	$8,185	$496	$2,689	$5,366	$84,496	$24,206	$131,892
Good	19,280	19,410	16,403	33,124	71,752	150,505	102,578	413,052
Satisfactory	341,612	308,310	98,404	191,511	337,479	543,651	375,284	2,196,251
Monitor	63,166	88,002	54,329	50,078	87,254	115,596	302,030	760,455
Special Mention	6,998	23,795	6,606	59,945	14,292	24,132	27,257	163,025
Substandard	1,668	2,668	4,645	13,599	9,207	32,691	7,240	71,718
Total	$439,178	$450,370	$180,883	$350,946	$525,350	$951,071	$838,595	$3,736,393
Current-period gross write offs	$522	$158	$266	$1,314	$683	$471	$130	$3,544

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of September 30, 2026 and December 31, 2025 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
September 30, 2026
Agricultural	$293	$—	$—	$293	$111,586	$111,879	$—
Commercial and financial	1,612	198	484	2,294	290,700	292,994	83
Real estate:
Construction, 1 to 4 family residential	2,264	—	—	2,264	88,610	90,874	—
Construction, land development and commercial	1,559	403	965	2,927	291,668	294,595	—
Mortgage, farmland	464	—	660	1,124	279,456	280,580	—
Mortgage, 1 to 4 family first liens	1,685	3,241	5,300	10,226	1,306,072	1,316,298	1,683
Mortgage, 1 to 4 family junior liens	347	70	40	457	142,084	142,541	41
Mortgage, multi-family	2,446	—	—	2,446	533,385	535,831	—
Mortgage, commercial	986	249	451	1,686	598,845	600,531	—
Loans to individuals	150	56	—	206	28,728	28,934	—
Obligations of state and political subdivisions	—	—	—	—	41,336	41,336	—
	$11,806	$4,217	$7,900	$23,923	$3,712,470	$3,736,393	$1,807

December 31, 2025
Agricultural	$107	$—	$364	$471	$118,453	$118,924	$—
Commercial and financial	1,889	326	1,385	3,600	292,018	295,618	—
Real estate:
Construction, 1 to 4 family residential	636	—	—	636	89,171	89,807	—
Construction, land development and commercial	2,007	—	1,456	3,463	244,829	248,292	1,371
Mortgage, farmland	2,763	3,588	660	7,011	269,779	276,790	—
Mortgage, 1 to 4 family first liens	23,035	3,930	5,231	32,196	1,229,681	1,261,877	1,166
Mortgage, 1 to 4 family junior liens	673	123	90	886	142,431	143,317	—
Mortgage, multi-family	4,277	—	136	4,413	489,869	494,282	—
Mortgage, commercial	10,530	375	356	11,261	553,916	565,177	—
Loans to individuals	355	85	—	440	28,323	28,763	—
Obligations of state and political subdivisions	275	—	—	275	41,610	41,885	—
	$46,547	$8,427	$9,678	$64,652	$3,500,080	$3,564,732	$2,537

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms. The loans 90 days or more past due and still accruing are believed to be adequately collateralized. Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured. As of September 30, 2026 and December 31, 2025, none of the Company's nonaccrual loans were earning interest on a cash basis.

The following table presents nonaccrual loans and nonaccrual loans with no allowance for credit losses by portfolio segment at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Total Non-accrual loans	Nonaccrual loans with no ACL	Total Non- accrual loans	Nonaccrual loans with no ACL
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$33	$33	$364	$364
Commercial and financial	634	634	2,624	2,624
Real estate:
Construction, 1 to 4 family residential	—	—	—	—
Construction, land development and commercial	1,235	1,235	551	551
Mortgage, farmland	661	661	660	660
Mortgage, 1 to 4 family first liens	8,468	7,570	9,560	9,560
Mortgage, 1 to 4 family junior liens	139	139	251	251
Mortgage, multi-family	40	40	1,790	1,790
Mortgage, commercial	1,266	1,266	1,813	1,813
	$12,476	$11,578	$17,613	$17,613
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
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (numbers in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
		Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
		Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Type
Commercial and financial	Term extension	$—	—%	$981	0.32%
Mortgage, farmland	Term extension	226	0.08	—	—
Mortgage, commercial	Term extension	—	—	142	0.03
		$226		$1,123

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
		Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
		Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Type
Agricultural	Term extension	$375	0.34%	$—	—%
Agricultural (1)	Interest rate reduction	1,691	1.51	—	—
Commercial and financial	Term extension	1,489	0.51	1,737	0.56
Construction, 1 to 4 family residential	Term extension	—	—	150	0.18
Construction, land development and commercial	Term extension	—	—	191	0.07
Mortgage, farmland	Term extension	3,603	1.28	—	—
Mortgage, 1 to 4 family first liens	Term extension	154	0.01	176	0.01
Mortgage, commercial	Term extension	281	0.05	142	0.03
Total		$7,593		$2,396

(1)Interest rate concession reduced interest rate by 2.00%. Modification reduced monthly payment amounts for the borrower.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Loan Type	Added Weighted Average Life (Years)	Added Weighted Average Life (Years)
Commercial and financial	0.0	0.6
Mortgage, Farmland	5.8	0.0
Mortgage, commercial	0.0	5.0

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Loan Type	Added Weighted Average Life (Years)	Added Weighted Average Life (Years)
Agricultural	6.8	0.0
Commercial and financial	4.1	1.0
Construction, 1 to 4 family residential	0.0	0.8
Construction, land development and commercial	0.0	0.9
Mortgage, Farmland	6.8	0.0
Mortgage, 1 to 4 family first liens	5.2	0.6
Mortgage, commercial	3.0	5.0

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
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (numbers in thousands):

September 30, 2026 Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Agricultural	$2,067	$—	$—
Commercial and financial	1,468	—	—
Mortgage, farmland	3,603	—	—
Mortgage, 1 to 4 family first liens	—	—	154
Mortgage, commercial	629	—	—
	$7,767	$—	$154

September 30, 2025 Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Loan Type
Agricultural	$2,574	$—	$—
Commercial and financial	1,737	—	—
Construction, 1 to 4 family residential	150	—	—
Construction, land development and commercial	1,563	—	—
Mortgage, 1 to 4 family first liens	176	—	—
Mortgage, commercial	142	—	—
	$6,342	$—	$—

There was one financing receivable of $154 thousand that had a payment default during the period and was modified in the 12 months before default to borrowers experiencing financial difficulty as of September 30, 2026 compared to none as of September 30, 2025.

The company has committed to lend additional amounts totaling $3.59 million and $1.41 million to the borrowers included in the previous table as of September 30, 2026 and September 30, 2025, respectively.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	Primary Type of Collateral
	Real Estate	Equipment	Total	ACL Allocation
	(Amounts In Thousands)
September 30, 2026
Agricultural	$2,100	$—	$2,100	$—
Commercial and financial	1,835	1,023	2,858	111
Real estate:
Construction, 1 to 4 family residential	—	—	—	—
Construction, land development and commercial	2,566	—	2,566	15
Mortgage, farmland	6,513	—	6,513	—
Mortgage, 1 to 4 family first liens	8,622	—	8,622	92
Mortgage, 1 to 4 family junior liens	139	—	139	—
Mortgage, multi-family	1,871	—	1,871	—
Mortgage, commercial	3,049	—	3,049	24
Loans to individuals	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—
	$26,695	$1,023	$27,718	$242

	Primary Type of Collateral
	Real Estate	Equipment	Total	ACL Allocation
	(Amounts In Thousands)
December 31, 2025
Agricultural	$2,135	$135	$2,270	$—
Commercial and financial	3,810	—	3,810	—
Real estate:
Construction, 1 to 4 family residential	51	—	51	—
Construction, land development and commercial	3,294	—	3,294	—
Mortgage, farmland	3,125	—	3,125	—
Mortgage, 1 to 4 family first liens	10,900	—	10,900	—
Mortgage, 1 to 4 family junior liens	251	—	251	—
Mortgage, multi-family	3,765	—	3,765	—
Mortgage, commercial	3,799	—	3,799	—
Loans to individuals	175	—	175	175
Obligations of state and political subdivisions	—	—	—	—
	$31,305	$135	$31,440	$175

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Collateral-dependent loans are loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For these loans, expected credit losses are measured based on the difference between the amortized cost basis and the fair value of the collateral, adjusted for estimated selling costs when applicable. Collateral-dependent loans represented 0.74% of loans held for investment as of September 30, 2026 and 0.88% as of December 31, 2025. There were no significant changes in the extent to which collateral secures these loans during the periods presented.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 6. Leases

The Bank leases certain branch offices, certain parking facilities and certain equipment under operating leases. The leases have remaining lease terms of 1 year to 8 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 3 years. As the options are reasonably certain to be exercised, they are recognized as part of the right-of-use assets and lease liabilities. On July 1, 2026 the Bank entered into one new operating lease.

For the nine months ended September 30, 2026 and 2025 total operating lease expense was $504 thousand and $350 thousand, respectively, and is included in occupancy expenses in the consolidated statement of income. Included in this were $495 thousand and $330 thousand of operating lease costs, respectively, $2 thousand and $10 thousand of short term lease costs, respectively, and $7 thousand and $10 thousand of variable lease costs, respectively.
For the nine months ended September 30, 2026 and 2025, cash paid for amounts included in the measurement of operating lease liabilities was $494 thousand and $330 thousand, respectively, and $257 thousand of right-of-use assets were obtained in exchange for lease obligations for the nine months ended September 30, 2026 .
As of September 30, 2026 and December 31, 2025, operating lease right-of-use assets included in other assets were $1.55 million and $1.60 million respectively. Operating lease liabilities included in other liabilities were $1.65 million and $1.71 million, respectively. As of September 30, 2026 and December 31, 2025, the weighted average remaining lease term for operating leases was 5.95 years and 7.00 years, respectively, and the weighted average discount rate for operating leases was 3.79% and 3.68%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of September 30, 2026, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2026 (excluding the nine months ended September 30, 2026)	$196
2027	370
2028	295
2029	172
2030	174
Thereafter	638
Total lease payments	1,845
Less imputed interest	(195)
Total operating lease liabilities	$1,650

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of September 30, 2026 are as follows:

	September 30, 2026
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices (1)	Observable Market Prices (2)	Unobservable Market Prices (3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$41,463	$41,463	$41,463	$—	$—
Investment securities	1,075,607	1,075,607	338,791	736,816	—
Loans held for sale	4,177	4,177	—	4,177	—
Loans, net
Agricultural	111,693	111,065	—	—	111,065
Commercial and financial	282,766	280,899	—	—	280,899
Real estate:
Construction, 1 to 4 family residential	90,266	90,302	—	—	90,302
Construction, land development and commercial	290,780	289,096	—	—	289,096
Mortgage, farmland	279,479	271,243	—	—	271,243
Mortgage, 1 to 4 family first liens	1,296,021	1,241,627	—	—	1,241,627
Mortgage, 1 to 4 family junior liens	137,081	135,817	—	—	135,817
Mortgage, multi-family	533,051	517,521	—	—	517,521
Mortgage, commercial	590,640	586,549	—	—	586,549
Loans to individuals	27,972	26,830	—	—	26,830
Obligations of state and political subdivisions	41,324	40,947	—	—	40,947
Accrued interest receivable	26,802	26,802	—	26,802	—
Total financial instrument assets	$4,829,122	$4,739,945	$380,254	$767,795	$3,591,896
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$623,254	$623,254	$—	$623,254	$—
Interest-bearing deposits	3,046,957	2,765,782	—	2,765,782	—
Other short-term borrowings	143,927	143,676	—	143,676	—
Federal Home Loan Bank borrowings	511,364	510,153	—	510,153	—
Accrued interest payable	3,959	3,959	—	3,959	—
Total financial instrument liabilities	$4,329,461	$4,046,824	$—	$4,046,824	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$755,203
Letters of credit	10,571
Total financial instrument liabilities with off-balance-sheet risk	$765,774

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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable. Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the nine months ended September 30, 2026. If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2026
Assets	Readily Available Market Prices (1)	Observable Market Prices (2)	Company Determined Market Prices (3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$338,791	$—	$—	$338,791
State and political subdivisions	—	340,061	—	340,061
Mortgage-backed securities and collateralized mortgage obligations	—	392,629	—	392,629
U.S. Government Agency and GSE securities	—	4,126	—	4,126
Total	$338,791	$736,816	$—	$1,075,607

	December 31, 2025
Assets	Readily Available Market Prices (1)	Observable Market Prices (2)	Company Determined Market Prices (3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$255,527	$—	$—	$255,527
State and political subdivisions	—	382,645	—	382,645
Mortgage-backed securities and collateralized mortgage obligations	—	312,754	—	312,754
U.S. Government Agency and GSE securities	—	4,658	—	4,658
Total	$255,527	$700,057	$—	$955,584

(1)Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2026 and the year ended December 31, 2025.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis that were still held on the balance sheet at September 30, 2026 and December 31, 2025, the following tables provide the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

	September 30, 2026
	Readily Available Market Prices (1)	Observable Market Prices (2)	Company Determined Market Prices (3)	Total at Fair Value
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$—	$—
Commercial and financial	—	—	391	391
Real Estate:
Construction, 1 to 4 family residential	—	—	—	—
Construction, land development and commercial	—	—	290	290
Mortgage, farmland	—	—	—	—
Mortgage, 1 to 4 family first liens	—	—	2,532	2,532
Mortgage, 1 to 4 family junior liens	—	—	—	—
Mortgage, multi-family	—	—	—	—
Mortgage, commercial	—	—	107	107
Loans to individuals	—	—	—	—
Foreclosed assets (5)	—	—	—	—
Total	$—	$—	$3,320	$3,320

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

September 30, 2026
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Amounts in Thousands)

Individually analyzed loans	$2,978	County assessed value	Discount rate	20.00% - 35.00% (31.74%)
	182	Appraisal - sales comparison	Discount rate	25.00% - 35.00% (30.09%)
	160	List price	Discount rate	35.00% - 35.00% (35.00%)

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8.Stock Repurchase Program

On April 20, 2026, the Company declared a two-for-one stock split of each issued and unissued share of the Company's common stock outstanding as of June 1, 2026. All share amounts have been adjusted for the stock split. On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 3,000,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  On August 9, 2022, the Company’s Board of Directors authorized the expansion of the 2005 Stock Repurchase Program to allow an additional 1,500,000 shares for repurchase and the continuation through December 31, 2027. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis. The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors. The Company has purchased 4,199,850 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2026.  Of these 4,199,850 shares, 56,697 shares were purchased during the quarter ended September 30, 2026, at an average price per share of $45.39.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk: The Bank's loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area. Investments in securities issued by state and political subdivisions within the state of Iowa had fair value of $146.82 million and $162.38 million as of September 30, 2026 and December 31, 2025, respectively. The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn, Washington and Iowa Counties, Iowa.

Property acquisition commitment - On May 11, 2026, the Company entered into a purchase agreement to acquire approximately 19.2 acres of land and related improvements for a purchase price of $20.70 million. The Company intends to use the property to consolidate operational teams into a single campus and support long-term operational needs. As of September 30, 2026, the Company had paid $2.00 million of earnest money related to the transaction and had a remaining commitment of approximately $18.70 million. Closing is subject to customary conditions, including completion of due diligence activities and other conditions specified in the purchase agreement, and is currently expected to occur during the first quarter of 2027. The Company currently expects to fund the acquisition through available liquidity, which may include on-balance-sheet cash, borrowings, or a combination thereof.

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

Financial instruments with off-balance sheet risk: The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, credit card participations and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company mitigates credit risk associated with these commitments through credit underwriting standards, ongoing credit monitoring, and, in many cases, collateral requirements and personal or corporate guarantees. Because many commitments are expected to expire without being fully drawn, the total contractual amount does not represent the Company’s expected future funding requirements or credit exposure. The Company maintains an allowance for credit losses on off-balance sheet credit exposures of $4.98 million at September 30, 2026, which reflects management’s estimate of expected credit losses on unfunded commitments, considering the likelihood of funding and expected credit losses consistent with the methodology applied to funded loans.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank's commitments at September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$108,049	$93,895
Credit cards	81,363	80,910
Commercial, real estate and home construction	242,761	177,797
Commercial lines and real estate purchase loans	323,030	322,682
Outstanding letters of credit	10,571	11,152
Total commitments	$765,774	$686,436

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10.Income Taxes

The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes. The tax years ended December 31, 2025, 2024, and 2023, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2025, 2024, and 2023 remain open for examination. There were no material unrecognized tax benefits at September 30, 2026 and December 31, 2025, and therefore no interest or penalties on unrecognized tax benefits have been recorded.  As of September 30, 2026, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve-month period ending September 30, 2027. Income taxes as a percentage of income before taxes were 21.21% for the nine months ended September 30, 2026 and 20.10% for the same period in 2025.

Note 11.Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate and market or liquidity risks. Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value. The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties. The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions. The Bank has not experienced any losses from nonperformance by counterparties. The Bank monitors counterparty risk in accordance with the provisions of ASC 815. In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. The Bank executed one interest rate swap agreement in November 2023, that expired on May 15, 2025, and was not required to pledge a US Treasury security as collateral as of September 30, 2026 and December 31, 2025, respectively.

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

As of September 30, 2026 and December 31, 2025 there were no derivative instruments outstanding.

The table below represents after-tax gains and (losses) recognized on the Bank’s derivative instrument designated as cash flow hedges for the three and nine months ended September 30, 2026 and September 30, 2025:

Recognized in Other Comprehensive Income (Loss)
(Amounts in Thousands)	Amount of Gain (Loss)
Three Months Ended September 30, 2026
Interest rate swap	$—
Nine Months Ended September 30, 2026
Interest rate swap	$—
Three Months Ended September 30, 2025
Interest rate swap	$—
Nine Months Ended September 30, 2025
Interest rate swap	$71

No amounts were reclassified from accumulated other comprehensive income into earnings during the periods presented.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12.     Borrowings

The following table sets forth selected information for borrowings as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(Amounts in Thousands)
Other short-term borrowings
FHLB daily reset advances, interest rate 2026 4.29%; 2025 3.98%	$143,927	$586,882
	$143,927	$586,882

Federal Home Loan Bank borrowings
(Effective interest rates as of September 30, 2026)
Due 2026, 3.87% to 3.95%	$150,927	$—
Due 2027, 3.87% to 4.58%	336,854	40,000
Due 2030, 4.06%	23,583	24,333
	$511,364	$64,333

The Company has federal funds lines available totaling $175.00 million from multiple correspondent banking relationships as of September 30, 2026 and December 31, 2025, respectively. Of the total federal funds lines available, $50.00 million is secured by available for sale securities of $37.84 million and $48.49 million at September 30, 2026 and December 31, 2025, respectively, and the remaining balance is unsecured. The Company also has availability to borrow from the Federal Reserve Bank Discount Window of $102.95 million and $105.54 million as of September 30, 2026 and December 31, 2025, respectively, that is secured by available for sale securities.

The Company's FHLB borrowings are secured by collateral provided by the Company's 1 to 4 family residential, commercial real estate, agricultural real estate first mortgages and multi-family loans totaling $1.164 billion and $1.051 billion as of September 30, 2026 and December 31, 2025, respectively. There was $655.29 million and $651.22 million borrowed against this collateral as of September 30, 2026 and December 31, 2025, respectively. The weighted average interest rate on the FHLB daily reset advances outstanding was 4.29% and 3.98% as of September 30, 2026 and December 31, 2025. To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $32.28 million and $32.06 million at September 30, 2026 and December 31, 2025, respectively.

Note 13.     Segment Reporting

The Company conducts operations through one reportable segment which is determined by the Executive Committee, which is designated the chief operating decision maker, based upon information provided about the Company's products and services offered, primarily banking operations. The Executive Committee consists of the Chief Executive Officer and the Chief Financial Officer. The segment is also distinguished by the level of information provided to the Executive Committee, who uses such information to review performance of various components of the business (such as branches), which are then aggregated if operating performance, products/services, and customers are similar. The Executive Committee will evaluate the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The Executive Committee uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The Executive Committee uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, credit loss expense, and salaries and employee benefits provide the significant expenses in the banking operation. All operations are domestic. The Company’s operations have similar economic characteristics, including consistent net interest margins, cost structures, and risk profiles across lending and deposit products.

Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using consolidated net income from the consolidated statements of income. Significant income and expenses are included on the consolidated statements of income. These include interest income, interest expense, net interest income, and noninterest income. Significant expenses used in evaluating Company performance are interest expense, credit loss expense and salaries and employee benefits which are included on the consolidated statements of income.

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

The following is an analysis of the changes in the loans to those the Company has determined to be related parties as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(Amounts In Thousands)
Balance, beginning	$86,428	$74,248
Net increase (decrease) due to change in related parties	(72,439)	4,176
Advances	14,310	39,540
Collections	(13,356)	(31,536)
Balance, ending	$14,943	$86,428

Included in the loans to related parties was one loan on nonaccrual and past due with a balance of $40 thousand and $49 thousand as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 there was one additional loan past due but not on nonaccrual with a balance of $0.19 million. Loans to related parties decreased significantly since December 31, 2025 due to the retirement of three directors at the annual meeting of the shareholders held on April 20, 2026.

Deposits from these related parties totaled $13.51 million and $28.69 million as of September 30, 2026 and December 31, 2025, respectively. Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

Letters of credit with these related parties totaled $67 thousand and $67 thousand as of September 30, 2026 and December 31, 2025, respectively, and were done under the same terms as those with nonrelated parties. There were no amounts drawn related to these letters of credit as of September 30, 2026 and December 31, 2025, respectively.

Credit cards with these related parties had an outstanding balance of $45 thousand and $54 thousand as of September 30, 2026 and December 31, 2025, respectively, with a total credit limit of $0.29 million and $0.56 million as of September 30, 2026 and December 31, 2025, respectively. These related party credit cards were done under the same terms as those with nonrelated parties.

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

An overview of nine month period ended September 30, 2026 is presented following the section discussing a special note regarding forward looking statements.

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

Economic Environment

For the third quarter of 2026, per the Beige Book, economic activity for the Company's region was flat on balance in late August and September, and contacts expected a slight pace of increase in the coming year. Manufacturing demand rose moderately; employment was up slightly; consumer spending was flat on balance; construction and real estate activity and business spending declined slightly; and nonbusiness contacts saw no change in economic activity. Prices rose moderately, wages rose modestly, and financial conditions tightened modestly. Farm income expectations for 2026 were down slightly.

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

Highlights with respect to items on the Company's statement of income for the nine month period ended September 30, 2026 included the following:

•Net income for the nine month period ended September 30, 2026 was $71.42 million compared to $45.99 million for the same nine months of 2025, an increase of $25.43 million or 55.30%.  The principal factors in the increase in net income for the first nine months of 2026 were an increase in net interest income of $21.64 million, benefit in credit loss benefit of $12.49 million, and an increase in noninterest income of $7.88 million, primarily due to gain on sales of VISA B Shares of $1.69 million and the $4.29 million loss on sale of investment securities in 2025. The increase in net income was offset by an increase in noninterest expenses of $8.92 million, primarily due to an increase in salaries and employee benefits, furniture and equipment, and outside services.
•The Company achieved a return on average assets of 1.82% and a return on average equity of 15.52% for the twelve months ended September 30, 2026, compared to the twelve months ended September 30, 2025, which were 1.26% and 11.42%, respectively. The return on average assets and return on average equity for the nine months ended September 30, 2026 were 2.01% and 17.11%, respectively, compared to the nine months ended September 30, 2025, which were 1.35% and 12.27%, respectively. On a split-adjusted basis, cash dividends paid in January 2026 increased to $0.615 per share from $0.575 per share in January 2025.
•The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage. The Company achieved a net interest margin on a tax-equivalent basis of 3.88% for the nine months ended September 30, 2026 compared to 3.41% for the same nine months of 2025.  Average earning assets were $4.619 billion year to date in 2026 and $4.444 billion in 2025.

Highlights noted on the balance sheet as of September 30, 2026 for the Company included the following:

•Total assets were $4.961 billion, an increase of $313.57 million since December 31, 2025.
•Cash and cash equivalents were $41.46 million, compared to $42.11 million at December 31, 2025.
•Loans net of allowance for credit losses was $3.681 billion, an increase of $174.25 million since December 31, 2025, primarily due to increases in mortgage - multi-family, mortgage - 1 to 4 family first liens, mortgage - farmland, mortgage - commercial, and construction, land development and commercial. This was offset by decreases in agricultural, commercial and financial loans and mortgage - 1 to 4 family junior liens.
•Loans held for sale were $4.18 million, a decrease of $3.87 million since December 31, 2025.
•Deposits increased $302.38 million since December 31, 2025.
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

Financial Condition

Loan demand is stable and grown through the third quarter of 2026 and loan demand is expected to remain consistent throughout the remainder of 2026.

The following table shows the composition of the loans (before deducting the allowance for credit losses) as of September 30, 2026 and December 31, 2025. The table does not include loans held for sale to the secondary market.

	September 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$111,879	3.00%	$118,924	3.34%
Commercial and financial	292,994	7.84	295,618	8.29
Real estate:
Construction, 1 to 4 family residential	90,874	2.43	89,807	2.52
Construction, land development and commercial	294,595	7.89	248,292	6.97
Mortgage, farmland	280,580	7.51	276,790	7.76
Mortgage, 1 to 4 family first liens	1,316,298	35.23	1,261,877	35.40
Mortgage, 1 to 4 family junior liens	142,541	3.81	143,317	4.02
Mortgage, multi-family	535,831	14.34	494,282	13.87
Mortgage, commercial	600,531	16.07	565,177	15.85
Loans to individuals	28,934	0.77	28,763	0.81
Obligations of state and political subdivisions	41,336	1.11	41,885	1.17
Gross Loans (ex net unamortized fees and costs)	$3,736,393	100.00%	$3,564,732	100.00%
Net unamortized fees and costs	302		291
Gross Loans	$3,736,695		$3,565,023
Less allowance for credit losses	55,622		58,204
Loans, net allowance for credit losses	$3,681,073		$3,506,819

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

Index

HILLS BANCORPORATION
Overall credit quality in the loan portfolio remained stable during 2026, with certain metrics reflecting modest improvement compared to December 31, 2025. Nonperforming assets declined during the last nine months, driven primarily by reductions in nonaccrual loans across several loan categories. Accruing loans past due 90 days or more also decreased during the last nine months, and represented a low percentage of total loans at September 30, 2026. Management believes loans that remained accruing while past due were generally well‑collateralized. Delinquency levels declined during the quarter, reflecting improvements in customer payment performance and continued proactive credit monitoring. Trends in early‑stage delinquencies remained stable, and the Company did not experience material deterioration in any specific loan segment. Gross charge‑offs during 2026 are below historical averages and were almost completely offset by recoveries. Charge‑off activity remained concentrated in isolated credits and did not reflect broader portfolio‑level stress. Management continues to closely monitor credit quality indicators, including trends in nonperforming loans, delinquencies, loan risk‑rating migration, and charge‑offs, particularly in light of ongoing economic uncertainty and higher interest rate sensitivity for certain borrowers. While credit metrics were stable during the quarter, future credit performance may be affected by changes in economic conditions, borrower cash flows, collateral values, and interest rate levels.

Accruing loans past due 90 days or more decreased $0.73 million from December 31, 2025 to September 30, 2026. As of September 30, 2026 and December 31, 2025, accruing loans past due 90 days or more were 0.05% and 0.07% of total loans, respectively. The average balance of the accruing loans past due 90 days or more decreased in September 30, 2026 compared to December 31, 2025. The average 90 days or more past due accruing loan balance per loan was $0.12 million as of September 30, 2026 compared to $0.23 million as of December 31, 2025.

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

Index

HILLS BANCORPORATION
The following table presents the allowance for credit losses by type of loans, the percentage of the allocation for each category to the total allowance and the percentage of all loans in each category to total loans as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$186	0.33%	3.00%	$418	0.72%	3.34%
Commercial and financial	10,228	18.39	7.84	11,890	20.43	8.29
Real estate:
Construction, 1 to 4 family residential	608	1.09	2.43	617	1.06	2.52
Construction, land development and commercial	3,815	6.86	7.89	3,165	5.44	6.97
Mortgage, farmland	1,101	1.98	7.51	2,478	4.26	7.76
Mortgage, 1 to 4 family first liens	20,579	37.00	35.23	20,959	36.01	35.40
Mortgage, 1 to 4 family junior liens	5,460	9.82	3.81	5,639	9.69	4.02
Mortgage, multi-family	2,780	5.00	14.34	2,345	4.03	13.87
Mortgage, commercial	9,891	17.78	16.07	9,855	16.93	15.85
Loans to individuals	962	1.73	0.77	826	1.42	0.81
Obligations of state and political subdivisions	12	0.02	1.11	12	0.01	1.17
	$55,622	100.00%	100.00%	$58,204	100.00%	100.00%

The allowance for credit losses (ACL) totaled $55.62 million at September 30, 2026 compared to the allowance of $58.20 million at December 31, 2025. The percentage of the allowance to outstanding loans was 1.49% and 1.63% at September 30, 2026 and December 31, 2025, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding. The changes in the ACL during 2026 compared to December 31, 2025 reflect updates made during the period based on new loan activity, portfolio performance, and updated assumptions. These changes included revisions to quantitative assumptions, such as prepayment rates, curtailment rates and economic forecasts, and adjustments to qualitative factors driven primarily by changes in past due loans and loan migration, which resulted in a decrease in the ACL.

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

Management has determined that the allowance for credit losses was adequate at September 30, 2026, and that the loan portfolio is diversified and secured without undue concentration in any specific risk area. The process of estimating the allowance for credit losses involves a high degree of management judgment; however, the ACL is based on a comprehensive, well‑documented, and consistently applied analysis of the Company’s loan portfolio. The ACL is highly sensitive to changes in certain key assumptions and inputs used in the Company’s credit loss estimation process. These assumptions include, among others, economic forecasts (most notably the Iowa unemployment rate and national real gross domestic product), prepayment speeds, curtailment rates, probability of default, loss given default, time to recovery, and qualitative factors applied by management to address risks not fully captured by quantitative models.

Index

HILLS BANCORPORATION
Changes in these assumptions can result in materially different estimates of expected credit losses. For example, adverse changes in economic conditions, including increases in unemployment or deterioration in macroeconomic indicators used in the Company’s reasonable and supportable forecast, could result in higher modeled probabilities of default and loss severity, which would increase the ACL and related credit loss expense. Conversely, improvements in economic forecasts, loan performance trends, or reductions in portfolio risk could decrease the estimated ACL. The ACL is also sensitive to changes in management judgment applied through qualitative factors, including assessments of loan portfolio composition, credit quality migration, delinquency trends, concentrations of credit, collateral values, and emerging risks within certain loan segments. Because these qualitative adjustments are based in part on judgment, actual credit losses may differ materially from estimated amounts. While management regularly evaluates the reasonableness of the assumptions and inputs used in estimating the ACL and believes the allowance was appropriate as of September 30, 2026, future changes in economic conditions, portfolio characteristics, or other factors may require material changes to the allowance in subsequent periods.

Investment securities available for sale held by the Company increased by $120.02 million from December 31, 2025 to September 30, 2026.  The fair value of securities available for sale was $65.83 million less than the amortized cost of such securities as of September 30, 2026. At December 31, 2025, the fair value of the securities available for sale was $1.71 million less than the amortized cost of such securities.

Deposits increased $302.38 million in the first nine months of 2026. The Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $35.41 million as of September 30, 2026 with a weighted average rate of 4.26%.  Brokered deposits were $35.17 million as of December 31, 2025 with a weighted average interest rate of 4.12%. As of September 30, 2026 and December 31, 2025, brokered deposits were 0.96% and 1.04% of total deposits, respectively.

There were $511.36 million and $64.33 million of Federal Home Loan Bank (FHLB) borrowings as of September 30, 2026 and December 31, 2025, respectively. There were $143.93 million of FHLB daily reset advances as of September 30, 2026 and $586.88 million as of December 31, 2025. It is expected that the FHLB and Federal Funds funding sources will be considered in the future if loan growth exceeds core deposit increases and the interest rates on funds borrowed from the FHLB and Federal Funds are favorable compared to other funding alternatives.

Income Taxes

Federal and state income tax expenses were $19.23 million and $11.57 million for the nine months ended September 30, 2026 and 2025, respectively. Income taxes as a percentage of income before taxes were 21.21% in 2026 and 20.10% in 2025. See Note 10 Income Taxes for additional information.

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

Investment securities available for sale comprised 21.68% of the Company’s total assets at September 30, 2026 compared to 20.56% at December 31, 2025. As of September 30, 2026, investment securities with a market value of $140.79 million were pledged to collateralize public and trust deposits and other borrowings.  As of December 31, 2025, investment securities with a market value of $154.03 million were pledged.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. Deposit inflows and outflows can vary widely based on prevailing market interest rates, competition, economic conditions, our business customers' liquidity needs and by recent developments in the

Index

HILLS BANCORPORATION
financial services industry. Uninsured deposits as of September 30, 2026 and December 31, 2025 were approximately $1.126 billion and $733.97 million, respectively, which comprised 30.69% and 21.79% of total deposits.

As of September 30, 2026, the Company had additional borrowing capacity available from the Federal Home Loan Bank (“FHLB”) of $508.74 million. The Company had $511.36 million and $64.33 million outstanding in FHLB borrowings as of September 30, 2026 and December 31, 2025, respectively, with maturities through 2030.  The Company also had $143.93 million and $586.88 million outstanding in FHLB daily reset advances as of September 30, 2026 and December 31, 2025, respectively. In addition, the Company had $175.00 million in borrowing capacity available through secured and unsecured lines of credit with correspondent banks with no borrowings under those federal fund lines as of September 30, 2026. Finally, the Company had $102.95 million in borrowing capacity available through the Federal Reserve Discount Window, with no borrowings as of September 30, 2026.

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

Dividends and Equity

In January 2026, Hills Bancorporation paid a dividend of $10.81 million or $0.615 per share. The dividend paid in January 2025 was $0.575 per share. The per share values for January 2025 and 2026 have been adjusted for the stock split in second quarter of 2026. After payment of the dividend and the adjustment for accumulated other comprehensive income (loss), stockholders’ equity as of September 30, 2026 totaled $545.60 million.

The Bank has elected to use the Community Bank Leverage Ratio ("CBLR") framework as provided for in the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under the CBLR framework, a qualifying community banking organization is generally considered to have met applicable risk-based and leverage capital requirements if it maintains a leverage ratio above the required threshold.

For regulatory capital purposes, both the Company and the Bank have elected the accumulated other comprehensive income ("AOCI") opt-out provision permitted under applicable banking regulations. Accordingly, most components of AOCI, including unrealized gains and losses on available-for-sale securities, are excluded from the calculation of regulatory capital.

Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 8.00% as of September 30, 2026, as measured by dividing the Bank's Tier 1 capital by its average total consolidated assets. Effective July 1, 2026 the CBLR requirement dropped from 9.00% to 8.00%. As of September 30, 2026 and December 31, 2025, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of September 30, 2026 and December 31, 2025 are presented below (amounts in thousands):

	Actual
As of September 30, 2026:	Amount of Tier 1 Capital	Ratio
Company:
Community Bank Leverage ratio (1)	$655,981	13.80%

Bank:
Community Bank Leverage ratio	653,685	13.75%

Index

HILLS BANCORPORATION

	Actual
As of December 31, 2025:	Amount of Tier 1 Capital	Ratio
Company:
Community Bank Leverage ratio (1)	$601,513	12.94%

Bank:
Community Bank Leverage ratio	601,341	12.94
(1)The community bank leverage ratio for the holding company is only included for informational purposes.

Discussion of operations for the nine months ended September 30, 2026 and 2025

Net Income Overview

Net income was $71.42 million in 2026 and $45.99 million in the comparable period in 2025, an increase of $25.43 million or 55.30%.  The change in net income in 2026 from the first nine months of 2025 was primarily the result of the following:

•Net interest income before credit loss expense increased by $21.64 million or 19.72%, primarily driven by an increase in loan interest income of $11.67 million.
•Credit loss benefit was $1.51 million compared to the credit loss expense of $10.98 million. This represents a benefit in expense of $12.49 million.
•Noninterest income increased by $7.88 million, or 37.71%, primarily due to the gain on sale of VISA B shares of $1.69 million and the $4.29 million loss on sale of investment securities in 2025.
•Noninterest expenses increased by $8.92 million, or 14.36%.
•Income taxes increased $7.66 million due to an increase in earnings compared to prior year.
For the nine month period ended September 30, 2026 and September 30, 2025 basic earnings per share was $4.08 and $2.59, respectively. Diluted earnings per share was $4.08 for the nine months ended September 30, 2026 compared to $2.58 for the same period in 2025.

The Company’s net income experienced an increase in comparison to prior year for the period and was driven primarily by two factors. The first factor affecting the Company’s net income is the interaction between changes in net interest margin and changes in average volumes of the Company's earnings assets. Net interest income of $131.35 million for the first nine months of 2026 was derived from the Company’s $4.619 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.88%. Average earning assets in the nine months ended September 30, 2025 were $4.444 billion and the tax-equivalent net interest margin was 3.41%. Net interest income for the Company increased primarily as a result of increased interest income from higher interest rates on real estate and commercial loans and investments as well as higher volume of investments. Also, total interest expense was slightly lower than the same period in 2025 due to favorable rate variances. While net interest margin has increased in recent periods, the Company expects ongoing competition for loans and deposits to continue to exert pressure on earning asset yields and funding costs, which may adversely affect future net interest margin and earnings. The Company believes growth in net interest income will be contingent on the growth of the Company’s earning assets, increasing yield on loans and the ongoing interest rate stance of the Federal Reserve Board.

The second factor affecting the Company's net income is credit loss expense (benefit). The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to $3.681 billion at September 30, 2026. Credit loss benefit was $1.51 million in 2026 compared to an expense of $10.98 million in 2025. The benefit in expense when compared to the same period in 2025 is primarily attributable to the following: new loan activity, portfolio performance, and updated assumptions. These changes included revisions to quantitative assumptions, such as loss drivers, max loss rates, prepayment rates, curtailment rates and economic forecasts, and adjustments to qualitative factors driven primarily by changes in economic conditions partially offset by changes in management experience, which resulted in a decrease in the ACL.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest paid on the interest-bearing liabilities. Net interest income on a tax equivalent basis increased $21.15 million for the nine months ended

Index

HILLS BANCORPORATION
September 30, 2026 compared to the comparable period in 2025. The increase was primarily as a result of increased interest income from higher interest rates on real estate and commercial loans and investments as well as higher volume of loans and investments. Also, overall there was a decrease in interest expense in comparison to the same period in 2025 due to favorable rate variances. The net interest margin for the first nine months of 2026 was 3.88% compared to 3.41% in 2025 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable. The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2026 compared to the comparable period in 2025 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$137,574	0.22%	$5,894	$5,765	$11,659
Taxable securities	74,589	0.35	2,895	1,465	4,360
Nontaxable securities	(30,599)	0.28	(885)	731	(154)
Interest-bearing cash and cash equivalents	(6,130)	(0.75)	(202)	(33)	(235)
	$175,434		$7,702	$7,928	$15,630

Interest expense:
Interest-bearing demand deposits	$33,337	(0.05)%	$(336)	$362	$26
Savings deposits	118,630	0.10	(2,266)	297	(1,969)
Time deposits	(25,868)	(0.50)	675	3,174	3,849
Other short-term borrowings, including FHLB daily reset advances	51,517	0.62	(1,724)	1,426	(298)
FHLB Borrowings	(78,561)	(0.51)	2,647	1,268	3,915
	$99,055		$(1,004)	$6,527	$5,523
Change in net interest income			$6,698	$14,455	$21,153

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Loan fees included in interest income are not material. Interest on nontaxable securities and loans is shown at tax equivalent amounts.

A summary of the net interest spread and margin nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30,
(Tax Equivalent Basis)	2026	2025
Yield on average interest-earning assets	5.55%	5.31%
Rate on average interest-bearing liabilities	2.21	2.49
Net interest spread	3.34%	2.82%
Effect of noninterest-bearing funds	0.54	0.59
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	3.88%	3.41%

The Federal Open Market Committee met six times during the first nine months of 2026. The federal funds target rate decreased to 4.00% as of September 30, 2026 from 4.25% as of the same period in 2025. Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate. In the pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates. As of September 30, 2026, the average rate indexes for the one, three and five year indexes were 4.54%, 5.00% and

Index

HILLS BANCORPORATION
5.09%, respectively. Compared to September 30, 2025, the one, three and five year indexes were 3.65%, 3.63%, and 3.74%, respectively.

Credit Loss Expense (Benefit)

Credit loss benefit was $1.51 million for the nine months ended September 30, 2026 compared to credit loss expense of $10.98 million in 2025, benefit of expense of $12.49 million.  Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio.

Also, under CECL, a significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment and National real gross domestic product (National GDP). For the allowance for credit losses as of September 30, 2026, the key loss drivers were Iowa unemployment and National GDP. The decrease in expense when compared to the same period in 2025 is primarily attributable to the following: new loan activity, portfolio performance, and updated assumptions. These changes included revisions to quantitative assumptions, such as loss drivers, max loss rates, prepayment rates, curtailment rates and economic forecasts, and adjustments to qualitative factors driven primarily by changes in economic conditions partially offset by changes in management experience, which resulted in a decrease in the ACL.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented. For the nine months ended September 30, 2026 and 2025, recoveries were $2.95 million and $2.63 million, respectively; and charge-offs were $3.54 million in 2026 and $4.51 million in 2025. The allowance for credit losses totaled $55.62 million at September 30, 2026 compared to $58.20 million as of December 31, 2025. The allowance represented 1.49% and 1.63% of loans held for investment at September 30, 2026 and December 31, 2025.

Noninterest Income

The following table sets forth the various categories of noninterest income for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$1,514	$1,113	$401	36.03%
Trust fees	13,334	12,543	791	6.31
Service charges and fees	10,157	9,851	306	3.11
Other noninterest income	2,099	1,689	410	24.27
Gain (Loss) on sale of investment securities	1,680	(4,294)	5,974	(139.12)
	$28,784	$20,902	$7,882	37.71%

Net gain on sale of loans was $1.51 million and $1.11 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of 36.03%. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates as well as the current origination and refinancing activity. The servicing of the loans sold into the secondary market is not retained by the Company, so these do not provide an ongoing stream of income.

Other noninterest income was $2.10 million and $1.69 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of 24.27%. This is primarily due to annual incentive and marketing bonuses from the VISA payment network growth agreement.

Index

HILLS BANCORPORATION
Gain on sale of investments securities was $1.68 million and loss on sale of investments was $4.29 million for the nine months ended September 30, 2026 and September 30, 2025. In 2026 the Company sold its Visa Class B shares and recognized a gain of approximately $1.69 million in gain on sale of investment securities, as opposed to a $4.29 million loss on sale of securities in September 30, 2025. At September 30, 2026, no Visa Class B shares remained outstanding.

Trust fees and service charges and fees for the nine months ended September 30, 2026 experienced nominal changes compared to the same period in prior year.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$37,474	$33,951	$3,523	10.38%
Occupancy	3,543	3,347	196	5.86
Furniture, equipment and software	7,400	5,504	1,896	34.45
Office supplies and postage	1,667	1,538	129	8.39
Advertising and business development	2,631	2,293	338	14.74
Outside services	13,834	11,581	2,253	19.45
FDIC insurance assessment	1,543	1,506	37	2.46
Other noninterest expense	2,892	2,349	543	23.12
	$70,984	$62,069	$8,915	14.36%

In the nine months ended September 30, 2026, salaries and employee benefits increased $3.52 million or 10.38%, primarily due to annual merit raises and an increase in full time employees. Furniture, equipment and software increased $1.90 million or 34.45% primarily due to planned technology refresh. Advertising and business development increased $0.34 million or 14.74% primarily due to expanded marketing initiative, increase in charitable contributions and higher promotional activity. Outside services increased $2.25 million or 19.45% primarily due to increases in audit, tax, and accounting fees and expenses related to OREO properties. Other noninterest expense increased $0.54 million or 23.12%, primarily due to increases in ATM losses, and fraud related fees.

Other noninterest expense categories for the nine months ended September 30, 2026 experienced nominal changes compared to the same period in prior year.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2026 and 2025

Net Income Overview

Net income was $23.47 million in 2026 and $12.91 million in the comparable period in 2025, an increase of $10.56 million or 81.84%.  For the three month periods ended September 30, 2026 and 2025 basic earnings per share was $1.34 and $0.73, respectively. Diluted earnings per share was $1.34 for the three months ended September 30, 2026 compared to $0.73 for the same period in 2025.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest paid on the interest-bearing liabilities. Net interest income on a tax equivalent basis increased $6.70 million for the three months ended September 30, 2026 compared to the comparable period in 2025. The increase was primarily as a result of increased interest income from higher interest rates on real estate and commercial loans and investments as well as higher volume of loans and investments. Also, overall there was a decrease in interest expense compared to the same period in 2025 due to favorable rate variances. The net interest margin for the three months ended September 30, 2026 was 3.87% compared to 3.54% in 2025 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable. The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2026 compared to the comparable period in 2025 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$166,989	0.11%	$2,392	$1,581	$3,973
Taxable securities	160,869	0.28	1,880	490	2,370
Nontaxable securities	(58,097)	0.17	(580)	150	(430)
Interest-bearing bank balances	(3,118)	(0.58)	(34)	(4)	(38)
	$266,643		$3,658	$2,217	$5,875

Interest expense:
Interest-bearing demand deposits	$78,271	0.04%	$(253)	$(130)	$(383)
Savings deposits	131,473	0.07	(809)	145	(664)
Time deposits	13,576	(0.26)	(111)	495	384
Other short-term borrowings	(111,514)	(0.51)	1,281	299	1,580
FHLB Borrowings	55,798	(0.51)	(638)	547	(91)
	$167,604		$(530)	$1,356	$826
Change in net interest income			$3,128	$3,573	$6,701

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Loan fees included in interest income are not material. Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Index

HILLS BANCORPORATION

A summary of the net interest spread and margin three months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,
(Tax Equivalent Basis)	2026	2025
Yield on average interest-earning assets	5.57%	5.44%
Rate on average interest-bearing liabilities	2.26	2.48
Net interest spread	3.31%	2.96%
Effect of noninterest-bearing funds	0.56	0.58
Net interest margin (tax equivalent net interest income divided by average interest-earning assets)	3.87%	3.54%

Credit Loss Expense (Benefit)

Credit loss expense was $1.02 million for the three months ended September 30, 2026 compared to a credit loss expense of $5.98 million in 2025, a decrease of expense of $4.96 million. Credit loss expense is the amount necessary to adjust the allowance for credit losses to the level considered by management to appropriately account for the estimated current expected credit losses within the Bank's loan portfolio.

Also, under CECL, a significant component in estimating expected credit losses are economic forecasts such as Iowa unemployment and National real gross domestic product (National GDP). For the allowance for credit losses as of September 30, 2026, the key loss drivers were Iowa unemployment and National GDP. The decrease in expense when compared to the same period in 2025 is primarily attributable to the following: new loan activity, portfolio performance, and updated assumptions. These changes included revisions to quantitative assumptions, such as loss drivers, max loss rates, prepayment rates, curtailment rates and economic forecasts, and adjustments to qualitative factors driven primarily by changes in economic conditions partially offset by changes in management experience, which resulted in a decrease in the ACL.

The allowance for credit losses balance is impacted by charge-offs, net of recoveries, for the periods presented.  For the three months ended September 30, 2026 and 2025, recoveries were $0.79 million and $1.03 million, respectively; and charge-offs were $1.36 million in 2026 and $1.81 million in 2025. The allowance for credit losses totaled $55.62 million at September 30, 2026 compared to $58.20 million as of December 31, 2025. The allowance represented 1.49% and 1.63% of loans held for investment at September 30, 2026 and December 31, 2025.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$493	$410	$83	20.24
Trust fees	4,835	4,238	597	14.09
Service charges and fees	3,497	3,403	94	2.76
Other noninterest income	494	490	4	0.82
Gain (Loss) on sale of investment securities	—	(4,294)	4,294	(100.00)
	$9,319	$4,247	$5,072	119.43%

Net gain on sale of loans was $0.49 million and $0.41 million for the three months ended September 30, 2026 and 2025, respectively, an increase of 20.24%. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates as well as the current origination and refinancing activity. The servicing of the loans sold into the secondary market is not retained by the Company, so these do not provide an ongoing stream of income.

Index

HILLS BANCORPORATION

Trust fees was $4.84 million and $4.24 million for the three months ended September 30, 2026 and 2025, respectively, an increase of 14.09%. This is primarily driven by the increase in assets under management of $340.08 million from $3.225 billion as of September 30, 2025 to $3.565 billion as of September 30, 2026.

There was no loss on sale of investments securities for the three months ended September 30, 2026; however there was a loss on sale of investment securities of $4.29 million for a comparable period in 2025 due to the restructure of the investment portfolio in 2025.

Other noninterest income categories experienced nominal changes compared to the same period in prior year.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$12,596	$11,335	$1,261	11.12%
Occupancy	1,456	1,111	345	31.05
Furniture and equipment	2,517	1,909	608	31.85
Office supplies and postage	578	563	15	2.66
Advertising and business development	743	658	85	12.92
Outside services	4,699	3,779	920	24.35
FDIC insurance assessment	513	497	16	3.22
Other noninterest expense	726	772	(46)	(5.96)
	$23,828	$20,624	$3,204	15.54%

For the three months ended September 30, 2026, salaries and employee benefits increased $1.26 million or 11.12% primarily due to annual merit raises and an increase in full time employees. Occupancy increased $0.35 million or 31.05% primarily due to the Bank entering into a new operating lease as of July 1, 2026. Furniture, equipment and software increased $0.61 million or 31.85% primarily due to planned technology refreshes. Advertising and business development increased $0.09 million or 12.92% primarily due to expanded marketing initiatives, increase in charitable contributions and higher promotional activity. Outside services increased $0.92 million or 24.35% primarily due to increases in audit, tax, and accounting fees and expenses related to OREO properties.

Other noninterest expense categories for the three months ended September 30, 2026 experienced nominal changes compared to the same period in prior year.

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

The Company's interest rate risk is actively monitored through its asset-liability management process, including earnings simulation, economic value of equity analysis, and other risk measurement techniques. Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including domestic and local economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Further increases to prevailing interest rates could influence the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings. For instance, if our liabilities are positioned to reprice faster than our assets in a rising-rate environment, our net interest income could be detrimentally impacted as a result. Moreover, the

Index

HILLS BANCORPORATION
ongoing geopolitical instability raise the risk of economic recession. Any such downturn, especially in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, provides only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, notwithstanding substantial progress as a result of the Company’s remediation efforts during 2025 to correct material weaknesses disclosed in the Company’s prior year Annual Report on Form 10-K (“2024 10-K”), as a result of the material weaknesses in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of September 30, 2026.

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

As of September 30, 2026, the following material weaknesses, which were disclosed in the 2025 10-K, have not been fully remediated:

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

Notwithstanding the material weaknesses, the Company’s management, including the CEO and CFO, has concluded that the consolidated financial statements, included in this Quarterly Report on Form 10-Q, for the period ended September 30, 2026, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

During the nine month period ended September 30, 2026, management continued to execute its remediation plan and implemented several enhancements to the Company's internal control over financial reporting. These activities included the

Index

HILLS BANCORPORATION
continued development and implementation of controls designed to address property and equipment accounting and asset disposition tracking, the identification, evaluation and disclosure of related-party transactions, the Allowance for Credit Losses ("ACL") policy and methodology framework, review process supporting ACL qualitative factor adjustments, formalization of journal entry review and approval workflows, and further improvements to period-end financial reporting processes and management review controls. Additionally, the Company enhanced governance oversight of its financial reporting and remediation activities through the election of a director with significant public company auditing and financial reporting experience at the 2026 Annual Meeting of Shareholders. The Company expects to leverage this experience through the Board's oversight of management's remediation efforts, including the evaluation of remediation plans, progress monitoring, control design enhancements, and financial reporting governance initiatives.

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

Each material weakness identified above cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Therefore, management believes these actions have strengthened the Company's control environment and financial reporting processes, the Company has not yet completed sufficient testing of the newly implemented or enhanced controls to conclude that they are operating effectively. Accordingly, the material weaknesses described above continue to exist as of September 30, 2026.

Changes in Internal Control over Financial Reporting

During the nine month period ended September 30, 2026, the Company implemented and enhanced certain controls as part of its ongoing remediation efforts to address the material weaknesses described above. These actions included implementing additional controls over property and equipment accounting, finalizing controls related to the identification and disclosure of related-party transactions, implementing an updated ACL policy and methodology framework and related review controls, formalizing journal entry review and approval workflows, and enhancing management review procedures within the period-end financial reporting process.

With respect to the ACL, activities were limited to enhancements in the design, documentation and operation of controls surrounding the Company's existing ACL methodology, including governance, review procedures and qualitative factor assessments. These activities did not result in a change to the Company's ACL accounting methodology or estimation approach.

During the three months ended September 30, 2026, these controls operated through the Company’s third quarter financial close, and management continued testing their operating effectiveness. As of September 30, 2026, testing of these controls was still in progress.

The newly implemented and enhanced controls have not operated for a sufficient period of time and have not yet been fully tested to determine whether they are operating effectively. Accordingly, management has not concluded that the related material weaknesses have been remediated.

While remediation efforts continued as noted above, there were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Changes in Funding Sources May Increase Liquidity and Funding Risk

Since December 31, 2025, the Company's funding profile has changed as a result of increased reliance on wholesale funding sources and a higher proportion of uninsured deposits. Although management believes available liquidity sources remain adequate to meet anticipated funding needs, changes in depositor behavior, reduced availability of wholesale funding, or increases in funding costs could adversely affect liquidity, net interest income, and earnings.

Index
Market Interest Rates Have Increased Unrealized Losses in the Securities Portfolio

Changes in market interest rates during 2026 have resulted in a significant increase in unrealized losses within the Company's available-for-sale securities portfolio and corresponding reductions in accumulated other comprehensive income. While management believes these unrealized losses primarily reflect market interest rate movements rather than credit deterioration, continued changes in interest rates, liquidity needs, or balance sheet management strategies could adversely affect earnings, liquidity, capital levels, and the value of pledged collateral.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 to July 31	36,665	$44.96	36,665	320,182
August 1 to August 31	11,697	45.60	11,697	308,485
September 1 to September 30	8,335	47.00	8,335	300,150
Total	56,697	$45.39	56,697	300,150

(1)  On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to 3,000,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  On August 9, 2022, the Company’s Board of Directors authorized the expansion of the 2005 Stock Repurchase Program to allow an additional 1,500,000 shares for repurchase and the continuation through December 31, 2027. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors. The most recent independent current quarterly appraisal value of the stock performed as of June 30, 2026 is $47.00 a share.

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

10.1
Agreement of Purchase and Sale, dated May 11, 2026, by and between JNB Campus, LLC and Hills Bank and Trust Company, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K Filed with the Commission on May 15, 2026

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

HILLS BANCORPORATION

Date:	November 6, 2026	By: /s/ Lisa A. Shileny
Lisa A. Shileny, Director, President and Chief Executive Officer

Date:	November 6, 2026	By: /s/ Anthony V. Roetlin
Anthony V. Roetlin, Treasurer, Chief Financial Officer and Chief Accounting Officer